Form 10-Q
period 2017-06-30
Atlantic Acquisition Corp.
filed 2017-09-19
CIK 1680873

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38180

ATLANTIC ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2717873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1250 Broadway, 36th Floor New York, NY 10001

(Address of principal executive offices)

(646) 912-8918

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of September 18, 2017, 5,872,497 shares of common stock, par value $0.001 per share, were issued and outstanding.

ATLANTIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

		Page
Part I.	Financial Information
	Item 1. Financial Statements	1
	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1
	Condensed Statements of Operations for the three and six months ended June 30, 2017, and for the period from May 19, 2016 (inception) through June 30, 2016 (unaudited)	2
	Condensed Statements of Cash Flows for the six months ended June 30, 2017 and for the period from May 19, 2016 (inception) through June 30, 2016 (unaudited)	3
	Notes to Unaudited Condensed Financial Statements	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
	Item 4. Controls and Procedures	17
Part II.	Other Information
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
	Item 5. Other Information	18
	Item 6. Exhibits	19
Signatures		20

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

Atlantic Acquisition Corp.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets-cash	$38,985	$44,955
Deferred offering costs	160,708	154,820
Total Assets	$199,693	$199,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$475	$475
Note payable to related parties	175,000	175,000
Total liabilities	175,475	175,475

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, 1,000,000 preferred stock authorized	—	—
Common Stock, $.0001 par value, 30,000,000 shares authorized , 1,150,000 common stocks issued and outstanding(1)	115	115
Additional paid- in capital	24,885	24,885
Accumulated deficit	(782)	(700)
Total Stockholders’ Equity	24,218	24,300

Total Liabilities and Stockholders’ Equity	$199,693	$199,775

(1) This number includes an aggregate of up to 150,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended June 30, 2017	For The Six Months Ended June 30, 2017	For The Period From May 19, 2016 (Inception) Through June 30, 2016

Formation, general and admistrative expenses	$56	$82	$525
Net loss	(56)	(82)	(525)

Basic and diluted weighted average shares outstanding(1)	1,000,000	1,000,000	1,000,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

(1)	This number excludes an aggregate of up to 150,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30, 2017	For The Period From May 19, 2016 (Inception) Through June 30, 2016

Cash flow from operating activities
Net loss	$(82)	$(525)
Change in operating assets and liabilities:
Change in accounts payable	—	475
Net cash used in operating activities	(82)	(50)

Cash flow from financing activities
Proceeds from note payable to related parties	—	175,000
Proceeds from sale of common stock	—	25,000
Payment of deferred offering costs	(5,888)	(70,000)
Net cash provided by (used in) financing activities	(5,888)	130,000

Net Change in Cash and Cash Equivalents	(5,970)	129,950
Cash at beginning of period	44,955	—
Cash at end of period	$38,985	$129,950

Supplemental disclosure of non-cash financing activities
Repayment of note payable from proceeds of new note payable	$175,000	$—

Supplemental disclosure of non-cash investing activities
Proceeds from issuance of shares in May 2017 to repurchase initial shareholder shares	$25,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Organization

Atlantic Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2016 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company initially intends to focus on target businesses being operated by and/or serving ethnic minorities in the United States, especially within Asian-American communities.

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 relates to the Company’s formation and the public offering described below.

Plan of Business Operation

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 8, 2017. On August 14, 2017, the Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000.

On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500.

Trust Account

Upon the closing of the Public Offering and the private placement (including the shares sold upon exercise of the over-allotment option), an aggregate of $45,135,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust LLC acting as trustee on August 21, 2017 The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 18 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s Initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a Business Combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 25% or more of the common shares sold in the Public Offering. Accordingly, all shares purchased by a holder in excess of 25% of the shares sold in the Public Offering will not be converted to cash. In connection with any stockholder vote required to approve any Business Combination, the Initial Stockholders will agree (i) to vote any of their respective shares, including the common shares sold to the Initial Stockholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units to be sold in the Private Placement, and any common shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the Public Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete its initial Business Combination within 18 months from the date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement to be entered into between the Company and American Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $800,000, or $920,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per share in either case), on or prior to the date of the applicable deadline, up to an aggregate of $1,600,000 (or $1,840,000 if the underwriters’ over-allotment option is exercised in full), or $0.40 per share. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of rights will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a Business Combination, it will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su have agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim accompanying financial statements have been prepared in accordance with GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were recorded deferred offering costs on the balance sheet and will be charged to stockholders’ equity upon the completion of the Public Offering.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Since there are no ordinary share equivalents outstanding and also because of the Company’s loss position, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods ended June 30, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 19, 2016, the evaluation was performed for the 2016 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Public Offering

Public Unit

On August 14, 2017, the Company sold 4,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination.

On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

At the closing of the Public Offering and overallotment, the Company paid an upfront underwriting discount of $1,200,000 and $127,500, 3.0% of the per unit offering price to the underwriter, respectively, with an additional fee of $1,000,000 and $106,250 (the “Deferred Discount”), 2.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination, respectively. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

Purchase Option

On August 14, 2017, the Company sold the underwriters, for $100, a unit purchase option to purchase up to a total of 250,000 Units exercisable at $10.50 per Unit (or an aggregate exercise price of $2,625,000) commencing on the later of the consummation of a Business Combination and six months from February 8, 2018. The unit purchase option expires August 8, 2022. The units issuable upon exercise of this option are identical to the Units being offered in the Public Offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $610,265 using a Black-Scholes option-pricing model adjusted for the likelihood of a completed Business Combination. The fair value of the unit purchase option to be granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.14%, (2) risk-free interest rate of 1.77% and (3) expected life of five years, (4) estimated possibility of 55% for consummation of initial Business Combination.

Note 4 — Private Placement

Certain of the Company’s shareholders, and Chardan Capital Markets, LLC purchased an aggregate of 320,000 Private Units at $10.00 per Private Unit. They also purchased an additional 21,250 Private Units from the Company at a price of $10.00 per Private Unit at the closing of the sale of 425,000 Units in connection with the exercise of the over-allotment option. Chardan Capital Markets, LLC purchased 20,000 of the 320,000 Private Placement Units sold simultaneously with the close of the Public Offering, and 2,125 of the 21,250 Private Placement Units sold simultaneously with the exercise of overallotment option.

The Private Units are identical to the Units sold in the Public Offering. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a stockholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-Business Combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to transferees that agree to the same terms and restrictions) until the completion of an initial Business Combination.

Note 5 — Related Party Transactions

On June 9, 2016, the Company issued a $175,000 principal amount unsecured promissory note to the Company’s former President and Director. On May 30, 2017, the Company issued a separate $175,000 principal amount unsecured promissory note to one of the Company’s current directors, the proceed was used to repay the original outstanding $175,000 loan on June 1, 2017. The new note was non-interest bearing and was payable on the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount. On August 14, 2017, the $175,000 loan from the current director was converted into Private Units as part of the Private Placement.

All expenses incurred by the Company prior to an initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account. Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account, Wai Fun Cheng, Ren Hua Zheng, Richard Xu, Tom W. Su may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be converted upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit (“Working Capital Units”). The Company’s directors and shareholders have approved the issuance of the ordinary shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an initial Business Combination. If the Company does not complete an initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Note 6 — Commitments

Deferred Underwriter Commission

The Company is obligated to pay the Deferred Discount of 2.5% of the gross Public Offering proceeds, in the amount of $1,106,250, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Registration Rights

The Initial Stockholders are entitled to registration rights with respect to their Initial Shares and the purchasers of the Private Units are entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Engagement of B. Riley & Co. LLC

The Company plans to engage B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services to it. In consideration for such services, the Company’s management team has agreed to transfer 20,000 insider shares to B. Riley upon the consummation of the initial Business Combination. Such shares will be subject to the same restrictions and escrow arrangement as the other insider shares. The value of the service provided by B. Riley will be accounted at the fair value at the date of transfer as operating expenses and a credit to additional paid-in capital upon the transfer of the shares.

Note 7 — Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2017, there are no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share.

On June 9, 2016, 1,150,000 shares of the Company’s common stock were sold at a price of approximately $0.02 per share for an aggregate of $25,000. On May 25, 2017, the Company repurchased and canceled the initial shareholder shares. On May 30, 2017, the Company issued an additional 1,150,000 shares for $25,000, or approximately $0.02 per share, which amount was used to pay for the May 25, 2017 repurchase. All of these shares were placed in escrow on the date of the Public Offering until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. The escrow share arrangement does not require the continued employment of the stockholders who received the shares or the insiders. At the closing of the Business Combination, the fair value of the escrow arrangement would be both charged and credited to additional paid-in capital.

At June 30, 2017, there were 1,150,000 shares of common stock issued and outstanding. This amount includes 150,000 shares subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On August 22, 2017, the underwriter exercised the over-allotment in part (see Note 8).

Note 8 — Subsequent Events

On August 14, 2017, The Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000. On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders prior to the IPO and Private Placement.

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Atlantic Acquisition Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on May 19, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses being operated by and/or serving ethnic minorities in the United States, especially within Asian-American communities. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 14, 2017, the Company consummated its initial public offering (“IPO”) of 4,000,000 units (the “Units”). Each Unit consists of one share of common stock (“Common Stock”), and one right to receive 1/10 of a share of Common Stock at the closing of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $40,000,000. The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 320,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,200,000. Subsequently, the underwriters exercised the over-allotment option in part and, on August 21, 2017, the underwriters purchased 425,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $4,250,000. On August 21, 2017, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders prior to the IPO and Private Placement. A total of $45,135,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on August 14, 2017 and August 21, 2017 were placed in a trust account established for the benefit of the Company’s public stockholders on August 21, 2017.

As of September 18, 2017, a total of $45,135,000 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to August 14, 2017 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and six months ended June 30, 2017, we had a net loss of $56 and $82, respectively, which was comprised of general and administrative expenses. For the period from May 19, 2016 (Inception) to June 30, 2016, we had a net loss of $525, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2017, we had $38,985 cash.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $175,000, which was repaid at the closing of the IPO, and the funds received in the IPO and Private Placement that are held outside the trust account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 2.5% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $700,000 outside of our trust account will be sufficient to allow us to operate until August 14, 2019, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 14, 2017, the Company consummated its initial public offering (“IPO”) of 4,000,000 units (the “Units”). Each Unit consists of one share of common stock (“Common Stock”), and one right to receive 1/10 of a share of Common Stock at the closing of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $40,000,000. The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 320,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,200,000. Subsequently, the underwriters exercised the over-allotment option in part and, on August 21, 2017, the underwriters purchased 425,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $4,250,000. On August 21, 2017, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders prior to the IPO and Private Placement. A total of $45,135,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on August 14, 2017 and August 21, 2017, were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 14, 2019 (or August 14, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 14, 2019 (or August 14, 2019, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of September 18, 2017, a total of $45,135,000 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,327,500 in underwriting discounts and commissions (not including the 2.5% deferred underwriting commission payable at the consummation of initial business combination) and $523,717 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Chief Executive Officer (Principal executive officer)

By:	/s/ Peiling He
Peiling He
Chief Financial Officer (Principal financial and accounting officer)

Date: September 19, 2017