Form 10-Q
period 2017-09-30
Atlantic Acquisition Corp.
filed 2017-11-13
CIK 1680873

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

As of November 13, 2017, 5,872,497 shares of common stock, par value $0.001 per share, were issued and outstanding.

ATLANTIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Atlantic Acquisition Corp.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Current assets-cash	$694,798	$44,955
Prepaid expenses	10,500	—
Deferred offering costs	—	154,820
Total Current Assets	705,298	199,775

Cash and marketable securities held in Trust Account	45,185,462	—
Total Assets	$45,890,760	$199,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$35,175	$475
Accrued state franchise taxes	21,021	—
Note payable to related parties	—	175,000
Total Current Liabilities	56,196	175,475

Deferred underwriting compensation	1,106,250	—
Total Liabilities	1,162,446	175,475

Commitments and Contingencies
Common stocks subject to possible conversion; 3,894,933 and -0- (at conversion value of $10.20 per share)	39,728,313	—

Stockholders’ Equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized	—	—
Common Stock, $.0001 par value, 30,000,000 shares authorized , 1,977,564 and 1,150,000(1) common stocks issued and outstanding (excluding 3,894,933 and -0- shares subject to redemption)	198	115
Additional paid- in capital	5,001,622	24,885
Accumulated deficit	(1,819)	(700)
Total Stockholders’ Equity	5,000,001	24,300

Total Liabilities and Stockholders’ Equity	$45,890,760	$199,775

(1)	This number includes an aggregate of up to 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the overallotment option by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For Three Months ended September 30,		For The Nine Months Ended	For The Period From May 19, 2016 (Inception) Through
	2017	2016	September 30, 2017	September 30, 2016

General and administrative expenses	$(30,478)	$(100)	$(30,560)	$(625)
State franchise taxes	(21,021)	—	(21,021)	—
Interest income on cash and marketable securities held in trust	50,462	—	50,462	—
Net Loss	(1,037)	(100)	(1,119)	(625)

Basic and diluted weighted average shares outstanding (1)	1,467,996	1,000,000	1,157,713	1,000,000
Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of up to 3,894,933 common shares subject to redemption at September 30, 2017 and 150,000 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised in full by the underwriter at September 30, 2016. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the overallotment option by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30, 2017	For The Period From May 19 (Inception) Through September 30, 2016

Cash flow from operating activities
Net loss	$(1,119)	$(625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and marketable securities held in trust	(50,462)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(10,500)	—
Change in accounts payable	34,700	475
Change in accrued state franchise taxes	21,021	—
Net cash used in operating activities	(6,360)	(150)

Cash flows from investing activities
Investment of cash and marketable securities in Trust Account	(45,135,000)	—
Net cash used in investing activities	(45,135,000)	—

Cash flow from financing activities
Proceeds from sale of public units during the public offering	40,000,000	—
Proceeds from sale of private units concurrent with the public offering	3,025,000	—
Proceeds from sale of underwriter’s unit purchase option	100	—
Proceeds from sale of units upon partial exercise of overallotment option	4,250,000	—
Proceeds from sale of private units upon partial exercise of overallotment option	212,500	—
Payment of offering costs	(1,696,397)	(118,621)
Proceeds from note payable to related party	—	175,000
Proceeds from sale of common stock	—	25,000
Net cash provided by financing activities	45,791,203	81,379

Net Change in Cash and Cash Equivalents	649,843	81,229
Cash at beginning of period	44,955	—
Cash at end of period	$694,798	$81,229

Supplemental disclosure of non-cash financing activities
Repayment of old note payable by new note holder (Note 5)	$175,000	$—
Conversion of note payable into private units	$175,000	$—

Supplemental disclosure of non-cash investing activities
Proceeds from issuance of shares in May 2017 paid directly by new Shareholders to repurchase initial shareholder shares	$25,000	$—

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

At September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation and the public offering described below.

Plan of Business Operation

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 8, 2017. On August 14, 2017, the Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000 from the sale of the Public Units, the Private Units and the proceeds from the note.

On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500.

Trust Account

Upon the closing of the Public Offering and the private placement (including the shares sold upon exercise of the over-allotment option), an aggregate of $45,135,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 18 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

To the extent the Company is unable to consummate a Business Combination, it will pay the costs of liquidation from the remaining assets outside of the Trust Account. If such funds are insufficient, Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su have committed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

Deferred Offering Costs

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were recorded deferred offering costs on the balance sheet and were charged to stockholders’ equity upon the completion of the Public Offering.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of common shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Shares of common stock subject to possible conversion at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per shares since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) rights sold in the Offering and private placement that convert into 476,625 shares of Class A common stock, and (2) 250,000 of Class A common stock and rights that convert into 25,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted income per share, since the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result and the Company’s loss position, diluted loss per common share is the same as basic loss per common share for the periods ended September 30, 2017 and 2016.

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

The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Public Offering

Public Unit

On August 14, 2017, the Company sold 4,000,000 Public Units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination.

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

At the closing of the Public Offering and over-allotment option, the Company paid an upfront underwriting discount of $1,200,000 and $127,500, 3.0% of the per unit offering price to the underwriter, respectively, with an additional fee of $1,000,000 and $106,250 (the “Deferred Discount”), 2.5% of the gross offering proceeds payable upon the Company’s completion of the Business Combination, respectively. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount. Total offering costs were $1,851,217, which consist of $1,327,500 of underwriter’s commissions and $523,717 of other offering costs.

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

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is $610,265 using a Black-Scholes option-pricing model adjusted for the likelihood of a completed Business Combination. The fair value of the unit purchase option to be granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.14%, (2) risk-free interest rate of 1.77% and (3) expected life of five years, (4) estimated possibility of 55% for consummation of initial Business Combination.

Note 4 — Private Placement

On August 14, 2017 (see Note 7) Certain of the Company’s shareholders, and Chardan Capital Markets, LLC purchased an aggregate of 320,000 Private Units at $10.00 per Private Unit of which 17,500 units were issued for the conversion of the May 30, 2017 note payable by one of our directors (see Note5). They also purchased an additional 21,250 Private Units from the Company at a price of $10.00 per Private Unit at the closing of the sale of 425,000 Units in connection with the exercise of the over-allotment option. Chardan Capital Markets, LLC purchased 20,000 of the 320,000 Private Units issued simultaneously with the close of the Public Offering, and 2,125 of the 21,250 Private Units issued simultaneously with the exercise of overallotment option.

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

Note 5 — Related Party Transactions

On June 9, 2016, the Company issued a $175,000 principal amount unsecured promissory note to the Company’s former President and Director. On May 30, 2017, the Company issued a separate $175,000 principal amount unsecured promissory note to one of the Company’s current directors. The proceed from the Company’s current director was wired into an escrow account and used to repay the original outstanding $175,000 loan due to the Company’s former President on June 1, 2017. The new note was non-interest bearing and was payable on the consummation of the Public Offering. On August 14, 2017, a $175,000 loan from the director was converted into Private Units as part of the Private Placement at a price of $10.00 per Private Unit and 17,500 units were issued to this director.

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

Note 7 — Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017, there are no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share.

On June 9, 2016, 1,150,000 shares of the Company’s common stock were sold at a price of approximately $0.02 per share for an aggregate of $25,000. On May 25, 2017, the Company repurchased and canceled the initial shareholder shares. On May 30, 2017, the Company issued an additional 1,150,000 shares for $25,000, or approximately $0.02 per share, which amount was wired into an escrow account and was directly used to pay for the May 25, 2017 repurchase. All of these shares were placed in escrow on the date of the closing of the Public Offering until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. The escrow share arrangement does not require the continued employment of the stockholders who received the shares or the insiders. At the closing of the Business Combination, the fair value of the escrow arrangement would be both charged and credited to additional paid-in capital.

At September 30, 2016, there were 1,150,000 shares of common stock issued and outstanding. This amount included 150,000 shares that were subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full.

On August 14, 2017, the Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000. On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders.

At September 30, 2017, there were 1,977,564 shares of common stock issued and outstanding, excluding 3,894,933 shares subject to possible redemption.

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	45,185,462	$—

Note 9 — Reconciliation of Net Income (Loss) per Common Stock

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

	For Three Months ended September 30,		For The Nine Months Ended	For The Period From May 19, 2016 (Inception)
	2017	2016	September 30, 2017	Through September 30, 2016

Net loss	(1,037)	(100)	(1,119)	(625)
Less: income attributable to common stock subject to redemption	(25,914)	—	(25,914)	—
Adjusted loss	(26,951)	(100)	(27,033)	(625)
Basic and diluted weighted average shares outstanding (1)	1,467,996	1,000,000	1,157,713	1,000,000
Basic and diluted net loss per share	(0.02)	(0.00)	(0.02)	(0.00)

(1)	Excludes an aggregate of up to 3,894,933 common shares subject to redemption at September 30, 2017 and 150,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter at September 30, 2016. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the overallotment option by the underwriters.

Note 10 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis.

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

As of September 30, 2017, a total of $45,185,462 was in the trust account established for the benefit of the Company’s public shareholders.

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

For the three months ended September 30, 2017, we had net loss of $1,037, which was comprised of $30,478 of general and administrative expenses and $21,021 of State franchise taxes, offset by $50,462 of interest income earned from investment in trust account. For the three months ended September 30, 2016, we had a net loss of $100, which was consisted of general and administrative expenses.

For the nine months ended September 30, 2017, we had net loss of $1,119, which was comprised of $30,560 of general and administrative expenses and $21,021 of State franchise taxes, offset by $50,462 of interest income earned from investment in trust account. For the period from May 19, 2016 (Inception) to September 30, 2017, we had a net loss of $625, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2017, we had $694,798 in cash outside the trust account.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $175,000, which was converted into Private Units as part of the Private Placement at the closing of the IPO, and the funds received in the IPO and Private Placement that are held outside the trust account.

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

We anticipate that the funds held outside of our trust account will be sufficient to allow us to operate 12 months from the filing date of this Form 10-Q, 2019, assuming that a business combination is not consummated during that time.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Private Units are identical to the units sold in the IPO. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 14, 2019 (or August 14, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 14, 2019 (or August 14, 2019, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of September 30, 2017, a total of $45,185,462 of the net proceeds from the IPO and the Private Placement, and interest from investment on such net proceeds were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,327,500 in underwriting discounts and commissions (not including the 2.5% deferred underwriting commission payable at the consummation of initial business combination) and $523,717 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 8, 2017, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated August 8, 2017)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 8, 2017)
4.1	Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 8, 2017)
10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2017)
10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 8, 2017)
10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated August 8, 2017)
10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 27, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Chief Executive Officer (Principal executive officer)

By:	/s/ Peiling He
Peiling He
Chief Financial Officer (Principal financial and accounting officer)

Date: November 13, 2017