Form 10-K
period 2017-12-31
Atlantic Acquisition Corp.
filed 2018-03-29
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38180

ATLANTIC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-2717873
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1250 Broadway, 36th Floor

New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 912-8918

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of	Nasdaq Capital Market
Common Stock, $0.001 par value, and
one Right

Common Stock	Nasdaq Capital Market

Rights	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2017 was zero.

The number of shares outstanding of the Registrant’s common stock as of March 27, 2018 was 5,872,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATLANTIC ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2017

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

We are a blank check company formed under the laws of the State of Delaware on May 19, 2016. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business are not be limited to any particular industry or geographic region, although have focused our search on target businesses being operated by and/or serving ethnic minorities in the United States, especially within Asian-American communities.

Recent Developments

On March 28, 2018, we entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., our wholly-owned subsidiary (the “Merger Sub”) and HF Group Holding Corporation (“HF”), a leading foodservice distributor operated by Chinese American serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. We will be filing Current Report on Form 8-K in the coming days with a more detailed description of the transaction.

Our Management Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers in consummating an initial business combination. Our management team is comprised of Richard Xu, Chairman and Chief Executive Officer, Tom W. Su, President, and Peiling He, our Chief Financial Officer. Our management team brings a wealth of experience in identifying, negotiating with and conducting due diligence on potential candidates for acquisition.

Mr. Xu and Ms. He have experience with initial public offerings and business combinations for blank check companies. They have worked together on the formation, initial public offering and business combination for two blank check companies, Sino Mercury Acquisition Corp. (“Sino Mercury”) and E-compass Acquisition Corp. (“E-compass”). Mr. Xu served as President of Sino Mercury which consummated an initial public offering in September 2014 and closed its business combination with Wins Finance Holdings Inc. (“Wins Finance”) in October 2015, and served as Wins Finance’s President until July 2016. Ms. He served as Chief Financial Officer of Sino Mercury and served as Chief Finance Officer of Wins Finance until August 2016. Also, Mr. Xu was the Chairman and Chief Executive Officer of E-compass and Ms. He was the Chief Financial Officer of E-compass. E-compass consummated its initial public offering in August 2015, acquired NYM Holding, Inc. and reincorporated into the State of Delaware through its wholly owned subsidiary, iFresh, Inc. (“iFresh”), in February 2017. Mr. Xu served as Vice President of iFresh until March 2017 and Ms. He served as Chief Financial Officer of iFresh until May 2017.

Mr. Xu has over 10 years of experience in mergers and acquisitions, including cross-border transactions involving the United States and China, and has successfully closed more than 10 transactions, which Mr. Xu actively participated in (in a variety of capacities) from initial deal sourcing and negotiation through consummation. Ms. He also has over 10 years of extensive experience with mergers and acquisitions, especially with respect to target sourcing, financial due diligence, deal structuring, negotiation and post-merger rule compliance. Mr. Su has experience and connections to investments and businesses operated by ethnic minorities which we believe will be a source of potential targets for us.

With a management team with experience in mergers and acquisitions for blank check companies, connections to the Asian-American community in the United States, and experience in business development, we believe we can source attractive deals and find good investment opportunities from private and public sources to create value for stockholders.

However, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. In addition, our management team is currently involved in other businesses and is not required to devote any specific minimum amount of time to our business, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. See “Management — Directors and Executive Officers.”

Acquisition Strategy

We have focused our search on businesses being operated by ethnic minorities or providing products or services to ethnic minorities in the United States, especially within Asian-American communities. However, we are not limited to this geographic region or to these types of companies. We may focus on other industries or geographic regions if we believe that those industries or regions are better able to provide attractive financial returns or if an opportunity outside of the United States or in a different industry was brought to our attention at any time we are in search of a target business.

Ethnic minorities, especially Asian-Americans, are making a more and more powerful impact on American society, and with the growing population, buying power and social influence of ethnic minorities, our management team believes that companies catering to ethnic minorities have the potential for future growth. The reasons for this include the following:

Growing population: According to Nielsen-The Asian-American Consumer 2015 Report, the Asian-American population grew 46% from 2002 to 2014, making it the fastest-growing multicultural segment in the United States, and it is expected to grow 150% between now and 2050 according to U.S. Census projections (Source: U.S. Census Bureau, Population Division, “Annual Estimates of the Resident Population 2013 (Race Alone or in Combination)”). Though the Asian-American population currently represents just 6% of the U.S. population, its relative affluence, distinctive tastes, and unique culture make it necessary for vendors and service providers to understand and market to the Asian-American community in a compelling and authentic fashion.

Expanding buying power: According to Nielsen-The Asian-American Consumer 2015 Report, Asian-American buying power was $770 billion in 2014 and is expected to increase to $1 trillion by 2018 (Source: Selig Center for Economic Growth, Multicultural Economy 2014). The 180% gain from 2000 through 2014 nearly triples the increase in buying power projected for non-Hispanic whites (69%) over the same period. Asian-American buying power is nearly four times larger than that of the highly-coveted U.S. millennial segment (at $200 billion), and it is larger than the entire economies of all but 18 countries worldwide, just below the 2014 GDP of Turkey and larger than those of Saudi Arabia and Switzerland (Source: International Monetary Fund World Economic Outlook 2014). It is also larger than the total buying power of all U.S. states with the exception of California, Texas, and New York (Source: Selig Center for Economic Growth, Multicultural Economy 2014).

Distinctive consumer expenditures: The Asian-American consumer market is distinctive in many key respects. According to Nielsen-The Asian-American Consumer 2015 Report, Asian-American households are generally wealthier than the average American household. The three categories where Asian-Americans outspend total consumers by the highest percentage are personal insurance, apparel, and housing. As described in the Report, higher personal insurance spending is likely attributed to a strong desire to protect assets and family while higher apparel spending aligns with a strong loyalty to brand names. Higher housing expenditures may be driven by the need for more space given the larger household size of Asian-American households compared to the general population (3.1 vs. 2.7) and by the clustering of many Asian-Americans in metro areas where housing prices may command a higher cost.

Our acquisition selection process will leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, private equity and venture capital sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants who we believe should provide us with a significant pipeline of business combination opportunities. We will focus on, but not be limited to, companies being operated by and/or serving ethnic minorities in the United States, especially within Asian-American communities, and may also consider other opportunities. Past performance by our management team is not a guarantee of success with respect to locating a target business to acquire.

Consistent with this strategy, we have identified the below general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines.

●	Credible and compelling growth strategy

●	Stable or growing margins

●	Diversified customer base

●	Proprietary and/or value-added products/services

●	Differentiated from competitors

●	Sustainable competitive advantage

●	Leading and/or defensible market position

●	Positive industry and/or secular trends

●	Large, fragmented sector or sub-sector with high barriers to entry

●	Strong and experienced management team

●	Possession of untapped value-creation opportunities

Subsequent to the consummation of our initial business combination, we believe that the strengths of our management team will be valuable to any business with which we may consummate our initial business combination, although the specific roles, if any, they may have following our initial business combination cannot be determined at this time.

Competitive Strengths

We believe our competitive strengths to be the following:

Management team

We believe the experience and contacts of our management team will give us distinct advantages in sourcing, structuring and consummating business combinations. We have a management team with extensive experience in mergers and acquisitions, including cross-border transactions, target sourcing, financial due diligence, deal structuring and negotiation, as well as finance and investment in the United States. We believe we can source attractive deals and find good investment opportunities from private and public sources to create value for stockholders. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities.

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with stockholder approval or tender offer

We may be required to seek stockholder approval of our initial business combination. If we are not required to obtain stockholder approval of an initial business combination, we will allow our stockholders to sell their shares to us pursuant to a tender offer. Both seeking stockholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the IPO and the private placements of private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the private placements of private units are intended to be applied generally toward effecting a business combination as described in this Report, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, director nominees or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this Report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. The board of directors, in light of its fiduciary obligation to stockholders, would be required to determine whether it is capable of valuing the target company based on the experience of its members in valuing companies and whether the board was actually able to reach a determination of value with respect to the particular target company.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 87.8% or more of the shares of common stock sold in the IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to Chardan Capital Markets, LLC in an amount equal to 2.5% of the total gross proceeds raised in the IPO, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a business combination unless the number of shares of common stock seeking conversion rights is significantly less than the 87.8% indicated above. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the IPO in order to be able to receive a portion of the trust account.

Our insiders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, officers and directors will collectively beneficially own approximately 24.6% of our issued and outstanding shares of common stock upon consummation of the IPO and the sale of the private units, a minimum of approximately 20,628, or 0.4% (if the approval requirement was a majority of shares voted and the minimum number of shares required for a quorum attended the meeting), and a maximum of approximately 1,488,753, or 25.4% (assuming that a majority of the outstanding shares was required to approve the initial business combination), of the outstanding shares of our common stock, in addition to those owned by our insiders, officers or directors, would need to be voted in favor a business combination in order for it to be approved.

None of our insiders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we seek stockholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, we or our insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our insiders anticipate that they may identify the stockholders with whom our insiders or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our insiders or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, but are not obligated to, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on August 8, 2017, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $885,000 ($0.20 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,770,000, or $0.40 per share, for 4,425,000 public shares. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.20 per share), plus any pro rata interest earned on the funds held in the trust account necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 25% or more of the shares of common stock sold in the IPO without our prior written consent. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 25% of the shares of common stock sold in the IPO without our prior written consent, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders, officers or directors will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, but are not obligated to, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on August 8, 2017, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $885,000 ($0.20 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,770,000, or $0.40 per share for 4,425,000 public shares. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the rights will expire and holders of rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO executed such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.20 per public share (or $10.60 per public share if the time to complete a business combination is extended to 24 months as described herein), except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su’s financial net worth and believes he will be able to satisfy any indemnification obligations that may arise. However, Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su may not be able to satisfy his indemnification obligations, as we have not required him to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su will be able to satisfy any indemnification obligations that arise. Moreover, Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.20 (or $10.60 per public share if the time to complete a business combination is extended to 24 months as described herein) due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Wai Fun Cheng, Ren Hua Zheng, Richard Xu and Tom W. Su has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account not necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.20.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months of the closing of the IPO (or 24 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail elsewhere in this Report), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	upon the consummation of the IPO, $45,800,000, or $46,920,000 if the over-allotment option is exercised in full, shall be placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our outstanding rights and unit purchase options, and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Chardan Capital Markets, LLC upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our Annual Report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2017. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 10 years preceding the date of this Report.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 1250 Broadway, 36th Floor, New York, NY 10001. This space is being provided to us by Richard Xu, our Chairman and Chief Executive Officer, at no cost to us. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “ATACU” on August 9, 2017. The common stock and rights comprising the units began separate trading on Nasdaq on September 7, 2017 under the symbols “ATAC” and “ATACR”, respectively.

The table below sets forth the high and low closing sale prices of units, common stock and rights reported by the Nasdaq for the period from August 9, 2017 (the date on which our units were first traded on the Nasdaq) through December 31, 2017.

	Common Stock		Rights		Units
Period Ended	High	Low	High	Low	High	Low
September 30, 2017	$9.82	$9.78	$0.55	$0.39	$10.28	$10.04
December 31, 2017	$10.00	$9.75	$0.66	$0.47	$10.34	$10.20

Holders of Record

At March 27, 2018, there were 5,872,497 shares of our common stock issued and outstanding held by 12 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial acquisition transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial acquisition transaction. The payment of any dividends subsequent to an initial acquisition transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On August 14, 2017, we consummated our IPO of 4,000,000 units. Each unit consists of one share of common stock, and one right to receive 1/10 of a share of common stock at the closing of the Company’s initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. We granted the underwriters a 45-day option to purchase up to 600,000 additional units to cover over-allotments, if any. Simultaneously with the consummation of the IPO, we consummated a private placement of 320,000 private units at a price of $10.00 per private unit, generating total proceeds of $3,200,000. The underwriters exercised the over-allotment option in part and, on August 21, 2017, the underwriters purchased 425,000 over-allotment option units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $4,250,000. On August 21, 2017, simultaneously with the sale of the over-allotment units, we consummated the private sale of an additional 21,250 private units, generating gross proceeds of $212,500. In connection with the cancellation of the remainder of the over-allotment option, the Company has canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders prior to the IPO and private placement.

The private units are identical to the units sold in the IPO. However, the holders have agreed (A) to vote their private shares and any public shares acquired in or after the IPO in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 24 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 24 months, as applicable) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to transferees that agree to the same terms and restrictions described above) until the completion of our initial business combination.

As of August 21, 2017, a total of $45,135,000 of the net proceeds from the IPO and the private placements were in a trust account established for the benefit of the Company’s public stockholders.

We paid a total of $1,327,500 in underwriting discounts and commissions (excluding $1,106,250 of deferred underwriting commission) and $523,717.00 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on May 19, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although have focused our search on target businesses being operated by and/or serving ethnic minorities in the United States, especially within Asian-American communities.. We intend to utilize cash derived from the proceeds of our public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 14, 2017, we consummated our IPO of 4,000,000 units. Each unit consists of one share of common stock, and one right to receive 1/10 of a share of common stock at the closing of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. We granted the underwriters a 45-day option to purchase up to 600,000 additional units to cover over-allotments, if any. Simultaneously with the closing of the IPO, we consummated a private placement of 320,000 units at a price of $10.00 per private unit, generating total proceeds of $3,200,000. Subsequently, the underwriters exercised the over-allotment option in part and, on August 21, 2017, the underwriters purchased 425,000 over-allotment option units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $4,250,000. On August 21, 2017, simultaneously with the sale of the over-allotment units, we consummated the private sale of an additional 21,250 private units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, we canceled an aggregate of 43,753 shares of common stock issued to our initial stockholders prior to the IPO and private placements. A total of $45,135,000 of the net proceeds from the sale of units in the IPO (including the over-allotment option units) and the private placements on August 14, 2017 and August 21, 2017 were placed in a trust account established for the benefit of the Company’s public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the private placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On March 28, 2018, we entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., our wholly-owned subsidiary (the “Merger Sub”) and HF Group Holding Corporation (“HF”), a leading foodservice distributor operated by Chinese American serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. We will be filing a Current Report on Form 8-K in the coming days with a more detailed description of the transaction.

Results of Operations

Our entire activity from inception up to August 14, 2017 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2017, we had a net income of $54,914, which was consisted of $183,185 of interest income generated from the trust account, offset by $93,901 of general and administrative expenses and $34,370 of state franchise taxes. For the year ended December 31, 2016, we incurred $700 of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2017, we had cash outside our trust account of $560,204. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $175,000, which was converted into private units as part of the private placements at the closing of the IPO, and the funds received in the IPO and private placements that are held outside the trust account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 2.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the funds held outside of our trust account will be sufficient to allow us to operate 12 months from the filing date of this Form 10-K, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 27, 2018.

Name	Age	Position
Richard Xu	39	Chief Executive Officer and Chairman
Tom W. Su	43	President
Peiling He	37	Chief Financial Officer, Treasurer and Secretary
Ren Hua Zheng	47	Director
Wai Fun Cheng	66	Director

Below is a summary of the business experience of each of our executive officers and directors

Richard Xu served as our Chief Executive Officer, Secretary and director from our inception until May 2017 and was reappointed Chairman and Chief Executive Officer in June 2017. Mr. Xu served as the Chairman and Chief Executive Officer of E-compass Acquisition Corp., a special purpose acquisition company, from September 2014 until its business combination with NYM Group Inc. in February 2017, and then served as the Vice President to iFresh, Inc. (the successor to E-compass Acquisition Corp.) until March 2017. Mr. Xu served as the President and a member of the board of directors of Sino Mercury Acquisition Corp. from its inception in March 2014 until its business combination with Wins Finance Group Ltd. in October 2015 and served as the President and a member of the board of directors of Wins Finance Holdings Inc. (the successor to Sino Mercury Acquisition Corp.) from that time until July 2016. From October 2010 to August 2014, Mr. Xu served as President of CIFCO International Group, a financial advisory firm focused on overseas investments in Chinese enterprises. From May 2009 to October 2010, Mr. Xu was a Director of the Investment Banking Division of Maxim Group, an investment banking and securities broker-dealer based in New York City, where he was responsible for the firm’s Chinese investments. From September 2005 to May 2009, Mr. Xu was a Partner of Viking Investment Co., an investment banking firm that he co-founded with responsibility for overseas restructuring, mergers and acquisitions, and financing of Chinese private companies. From 2004 to 2006, Mr. Xu served as a trader at Suisse American Securities, a subsidiary of Credit Suisse Group. Prior to that, Mr. Xu served as a Vice President at Asia power Investment PTE Ltd., a public company in Singapore. Mr. Xu’s experience in mergers and acquisitions, includes cross-border transactions involving the United States and China, over the last 10 years include more than 10 transactions, which Mr. Xu actively participated in (in a variety of capacities) from initial deal sourcing and negotiation through consummation. Mr. Xu obtained his Bachelor Degree from Tsinghua University in Beijing, and a Master’s Degree in Computer Science from the Courant Institute of New York University.

Tom W. Su has served as our President since June 2017. Mr. Su is the Co-Founder of Chadsel LLC, an investment company in the United States, and has served as its Director focusing on fundraising and market development, since March 2012. Mr. Su has also served as Vice Chairman of American Fujianese Business Association Inc. for operation supervision since December 2009 and worked as founder of United States New York Asian Association, a New York Asian association since September 1999. From September 2016 to February 2017, Mr. Su was Vice President of E-compass Acquisition Corp. focusing on finance and investor relationships and from July 2015 to August 2016, Mr. Su was founder of Ivy Tiger Capital LLC. Mr. Su has experience and connections to investments and businesses operated by ethnic minorities which we believe will be a source of potential targets for us. Mr. Su studied for art design in Xiamen Academy of Arts and Design, Fuzhou University in China from September 1991 to March 1994.

Peiling He served as our Chief Financial Officer, Treasurer and Secretary from our inception until May 2017, and was reappointed Chief Financial Officer and Secretary in June 2017. Ms. He served as the Chief Financial Officer of E-compass Acquisition Corp., a special purpose acquisition company, from October 2014 until February 2017, and then served as the Chief Financial Officer to iFresh, Inc., the successor to E-compass Acquisition Corp. until May 2017. Ms. He served as the Chief Financial Officer of Sino Mercury Acquisition Corp. from its inception in March 2014 until its business combination with Wins Finance Group Ltd. in October 2015 and served as the Chief Financial Officer of Wins Finance Holdings Inc. from that time to August 2016. From May 2012 to August 2014, Ms. He served as Chief Financial Officer of Deyu Agriculture Corp. (formerly, Eco Building International Inc.), an agriculture company operated in China. She also served as Deyu Agriculture Corp.’s Acting Chief Financial Officer from February 2012 to May 2012 and its Financial Controller from October 2011 to February 2012. Ms. He served as an audit manager for Deloitte Touche Tohmatsu CPA Ltd. in China from July 2005 through September 2011, where she worked for multinational corporations and Chinese corporate clients, including private companies and publicly listed companies in the United States. Ms. He’s experience in mergers and acquisitions includes conducting target sourcing, financial due diligence and deal negotiation as financial expert, including several transactions in financial, consumer products, retail and manufacturing industries. He earned a Master’s Degree in Management from the Chinese Academy of Sciences and a Bachelor’s Degree in Accounting from Tsinghua University in China. Ms. He is also a Certified Public Accountant of China and Certified General Accountant of Canada.

Ren Hua Zheng has served as our Independent Director since June 2017. Mr. Zheng was founder of Hope Kitchen Cabinets and Stone Supply LLC, a cabinet decoration company in the United States. and has served as Manager of since January 2006. Mr. Zheng has served as Property Manager of H&C Brother LLC, Orland Property LLC, B&J Investment LLC and 5904 5th Ave LLV since January 1999. Mr. Zheng’s experience includes strategy implementation, sale and marketing, staff training, cost analysis and financial budget supervision in enterprise operation.

Wai Fun Cheng has served as our Independent Director since June 2017. Mr. Cheng was Founder of W.Y. Industries, Inc., a company providing products in the food packaging industries and served as its President since 1977. Mr. Cheng grew W.Y. Industries from a small plastics manufacturing company to one serving customers throughout the United States internationally. Mr. Cheng has 40 years of experience on hands-on managerial experience and business acumen, including strategy, finance, operations, sales, and marketing, and developed deep understanding of critical business drivers within the industry. Mr. Cheng obtained GED Diploma in NY State Adult Education in May 1976.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Number and Terms of Office of Officers and Directors

Our board of directors has three members, two of whom are deemed “independent” under SEC and Nasdaq rules. We need to add one additional independent director within one year of our listing on the Nasdaq Stock Market. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Ren Hua Zheng, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Wai Fun Cheng, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Richard Xu, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chairman of the board, vice chairman of the board, chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders. Most of the current officers or directors have senior leadership experience in investment, merger and acquisition, financing, and business development. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Richard Xu

Mr. Xu is well-qualified to serve as Chief Executive Officer and Chairman of the Board due to his business leadership, operational experience, and experience in direct investments across the worldwide public and private equity markets. We believe Mr. Xu’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Xu’s investment experience in a wide range of industries and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Tom W. Su

Mr. Su is well-qualified to serve as our President due to his leadership experience in founding and developing businesses, and his extensive resources and connections in the Asian/Chinese business community.

Peiling He

Ms. He is well-qualified to serve as our Chief Financial Officer, Treasurer and Secretary due to her over ten years of experience in auditing in one of the big four auditing firms, and leadership in financial reporting, financing and mergers and acquisitions for several public companies.

Ren Hua Zheng

Mr. Zheng is well-qualified to serve as a member of the Board due to his over ten years of experience in running businesses and conducting management in operations.

Wai Fun Cheng

Mr. Cheng is well-qualified to serve as a member of the Board due to his over thirty years of experience in growing his own food packaging business from a small plastics manufacturing company to a large company serving customers throughout the United States and internationally.

Board Committees

The Board has a standing audit and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter.

Audit Committee

The members of our Audit Committee are Ren Hua Zheng and Wai Fun Cheng, each of whom is an independent director. Ren Hua Zheng serve as chairman of the audit committee. We intend to add one additional independent director to this committee by August 8, 2018. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee held one meeting during 2017. The Board has determined that Ren Hua Zheng is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The members of our Compensation Committee are Ren Hua Zheng and Wai Fun Cheng, each of whom is an independent director. Ren Hua Zheng serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee held one meeting during 2017.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees will be elected prior to the IPO. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●

The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units.

Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 18 months (or 24 months, as applicable) from August 8, 2017. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Tom W. Su	Chadsel LLC	Investment	Director
Tom W. Su	American Fujianese Business Association Inc.	Business Association	Vice Chairman
Ren Hua Zheng	Hope Kitchen Cabinets and Stone Supply LLC	A cabinet decoration company	Manager
Wai Fun Cheng	W.Y. Industries, Inc.	A food packaging company	President

Our insiders, officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 10A.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer or director has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

We have not set aside any amount of assets for pension or retirement benefits.

Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 26, 2018 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 27, 2018, we had 5,872,497 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not include the unit purchase option as these securities are not exercisable within 60 days of March 27, 2018. All shares have identical voting rights.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Approximate Percentage of Outstanding Shares of Common Stock
Richard Xu	422,587	7.2%
Tom W. Su	422,587	7.2%
Peiling He	165,937	2.8%
Ren Hua Zheng	30,531	*
Wai Fun Cheng	274,656	4.7%
Karpus Management, Inc.(3)	865,258	14.7%
Weiss Asset Management LP (4)	478,600	8.1%
BIP GP LLC (4)	296,732	5.1%
WAM GP LLC (4)	478,600	8.1%
Andrew M. Weiss (4)	478,600	8.1%
Bulldog Investors LLC (5)	297,750	5.1%
Philip Goldstein (5)	297,750	5.1%
Andrew Dakos (5)	297,750	5.1%
Steven Samuels (5)	297,750	5.1%
Polar Asset Management Partners Inc. (6)	700,000	11.9%
All directors, director nominees and executive officers as a group (5 individuals)	1,316,298	22.4%

*      Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Atlantic Acquisition Corp., 1250 Broadway, 36th Floor New York, NY 10001.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding rights as such shares are not issuable within 60 days of the date of this Report.

(3)	Based on a Schedule 13G dated February 28, 2018 filed by the reporting person. The address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534. Daniel Lippincott is the Senior Tax-Sensitive Manager for the reporting person.

(4)	Based on a Schedule 13G dated February 2, 2018 jointly filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares reported for BIP GP LLC include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC is the sole general partner. Weiss Asset Management LP is the sole investment manager to the Partnership. WAM GP LLC is the sole general partner of Weiss Asset Management LP. Andrew M. Weiss is the managing member of WAM GP LLC and BIP GP LLC. Shares reported for WAM GP LLC, Andrew M. Weiss and Weiss Asset Management LP include shares beneficially owned by the Partnership (and reported above for BIP GP).

(5)	Based on a Schedule 13G dated December 31, 2017 jointly filed by the reporting persons. The address for the reporting persons is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663. Phillip Goldstein, Andrew Dakos and Steven Samuels own Bulldog Investors, LLC, a registered investment adviser.

(6)	Based on a Schedule 13G dated August 31, 2017 filed by the reporting person. The address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Jennifer Schwartz is the VP, Legal and Compliance for the reporting person.

All of the insider shares outstanding prior to the IPO were placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. We cancelled 43,753 shares of the insider shares which were released from escrow for cancellation on August 22, 2017.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

Our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2016, we sold an aggregate of 1,150,000 shares of our common stock for $25,000, or approximately $0.02 per share, to our initial officers and directors. In May 2017, we repurchased all such shares for $25,000 and issued 1,150,000 shares to our current stockholders for $25,000, or approximately $0.02 per share.

We plan to engage B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services to us. In consideration for such services, our management team has agreed to transfer 20,000 insider shares to B. Riley upon the consummation of our initial business combination. Such shares will be subject to the same restrictions and escrow arrangement as the other insider shares. B. Riley has not performed any services for us in connection with locating a potential target business.

The underwriters exercised a portion of their over-allotment option. Our insiders forfeited an aggregate of 43,753 insider shares in proportion to the portion of the over-allotment option that was not exercised. We recorded the forfeited shares as treasury stock and simultaneously retired the shares. Such forfeited shares were immediately cancelled which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

On August 16, 2017, Wai Fun Cheng, Ren Hua Zheng, Ying Chen, and Chardan Capital Markets, LLC purchased an aggregate of 320,000 private units at a price of $10.00 per unit ($3,200,000 in the aggregate). In addition, on August 21, 2017, Wai Fun Cheng and Chardan Capital Markets, LLC, in connection with the exercise in part of the over-allotment option by the underwriters, purchased from us at a price of $10.00 per unit an additional 21,250 private units. American Stock Transfer & Trust Company, LLC deposited the purchase price into the trust account simultaneously with the consummation of the IPO and the over-allotment option, as applicable. The private units are identical to the units sold in the IPO. However, the holders have agreed (A) to vote their private shares and any public shares acquired in or after the IPO in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 24 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO (or 24 months, as applicable) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to transferees that agree to the same terms and restrictions agreed to by the insiders) until the completion of our initial business combination.

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares issued and outstanding on the date of this Report, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement dated August 8, 2017. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of May 31, 2017, Ren Hua Zheng, our director, had loaned to us $175,000 to repay the then outstanding $175,000 loan, which had been used to cover expenses related to the IPO and was repaid on June 1, 2017. The loan was converted into the subscription of private units at a price of $10.00 on the consummation of the IPO.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The Company engaged Marcum LLP to provide audit and review of financial statements in connection with the Company’s Public Offering on August 14, 2017 and quarterly review of financial statements for the quarters ended June 30, 2017 and September 30, 2017.

On January 2, 2018, we engaged Friedman LLP as our independent registered public accounting firm to provide audit of our financial statements for the two years ended December 31, 2017.

The following chart sets forth public accounting fees in connection with services rendered by the two auditors from inception to December 31, 2017.

	2017	2016
Audit Fees	$92,445	$22,500
Audit-Related Fees	$—	—
Tax Fees	$—	—
All Other Fees	$—	—

Audit fees were for professional services rendered by Marcum LLP/Friedman LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Marcum LLP/Friedman LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO.

Marcum LLP/Friedman LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2017 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

Since our audit committee has not yet been formed, the audit committee was not able to pre-approve all of the foregoing services, although any services rendered were approved by our board of directors.

part III

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this Report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 8, 2017, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.4	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.4	Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ACQUISITION CORP.

Dated: March 29, 2018	By:	/s/ Richard Xu
	Name:	Richard Xu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Xu	Chief Executive Officer and Director	March 29, 2018
Richard Xu	(Principal Executive Officer)

/s/ Peiling He	Chief Financial Officer	March 29, 2018
Peiling He	(Principal Accounting and Financial Officer)

/s/ Tom W. Su	President	March 29, 2018
Tom W. Su

/s/ Wai Fun Cheng	Director	March 29, 2018
Wai Fun Cheng

/s/ Ren Hua Zheng	Director	March 29, 2018
Ren Hua Zheng

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 8, 2017, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

4.4	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.4	Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ATLANTIC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Atlantic Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Atlantic Acquisition Corp. (formerly known as Stars Acquisition Corp.) (the “Company”) as of December 31, 2017 and 2016, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and for the period from May 19, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the year ended December 31, 2017, and for the period from May 19, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 29, 2018

Atlantic Acquisition Corp.

Balance Sheet

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash	$560,204	$44,955
Prepaid expenses	49,583	—
Deferred offering costs	—	154,820
Total Current Assets	609,787	199,775

Cash and investments held in trust account	45,318,185	—
Total Assets	$45,927,972	$199,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,005	$475
Accrued state franchise taxes	34,370	—
Note payable to related parties	—	175,000
Total Current Liabilities	37,375	175,475

Deferred underwriting compensation	1,106,250	—
Total Liabilities	1,143,625	175,475

Commitments and Contingencies
Common stock subject to possible conversion; 3,884,660 and -0- (at conversion value of $10.24 per share)	39,784,346	—

Stockholders’ Equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	—	—
Common Stock, $.0001 par value, 30,000,000 shares authorized , 1,987,837 and 1,150,000(1) common stocks issued and outstanding (excluding 3,884,660 and -0- shares subject to redemption)	199	115
Additional paid-in capital	4,945,588	24,885
Retained earnings (accumulated deficit)	54,214	(700)
Total Stockholders’ Equity	5,000,001	24,300

Total Liabilities and Stockholders’ Equity	$45,927,972	$199,775

(1)	This number includes an aggregate of up to 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

The accompanying notes are an integral part of the financial statements.

Atlantic Acquisition Corp.

Statement of Operations

	For The Year Ended December 31, 2017	For The Period From May 19, 2016 (Inception) Through December 31, 2016

General and administrative expenses	$(93,901)	$(700)
State franchise taxes	(34,370)	—
Interest income	183,185	—
Net income (loss)	54,914	(700)
Less: income attributable to common stock subject to redemption	(130,643)	—
Adjusted net loss	$(75,729)	$(700)
Basic and diluted weighted average shares outstanding (1)	1,368,301	1,000,000
Basic and diluted net loss per share	$(0.06)	$(0.00)

(1)	Excludes an aggregate of up to 3,884,660 common shares subject to redemption at December 31, 2017 and 150,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter at December 31, 2016. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

The accompanying notes are an integral part of the financial statements.

Atlantic Acquisition Corp.

Statement of Changes in Stockholders’ Equity

	Common Stock(1)		Additional Paid- in Capital	Retained earnings (accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, May 19, 2016 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Initial Stockholders	1,150,000	115	24,885	—	25,000
Net loss	—	—	—	(700)	(700)
Balances, December 31, 2016	1,150,000	115	24,885	(700)	24,300

Sale of 4,000,000 public units at $10.00 per unit during the Public Offering	4,000,000	400	39,999,600	—	40,000,000
Sale of 320,000 private units at $10.00 per unit during the Public Offering	320,000	32	3,199,968	—	3,200,000

Sale of 425,000 public units at $10.00 per unit upon partial exercise of over-allotment option	425,000	42	4,249,958	—	4,250,000

Sale of 21,250 private units at $10.00 per unit upon partial exercise of over-allotment option	21,250	2	212,498	—	212,500

Proceed from sale of underwriter’s unit purchase option	—	—	100	—	100
Underwriters’ discount	—	—	(2,433,750)	—	(2,433,750)
Offering expenses	—	—	(523,717)	—	(523,717)
Forfeiture of initial shareholders’ shares in connection with the expiration of partial over-allotment option	(43,753)	(4)	4	—	—

Common stock subject to possible redemption	(3,884,660)	(388)	(39,783,958)	—	(39,784,346)

Net income	—	—	—	54,914	54,914
Balances, December 31, 2017	1,987,837	$199	$4,945,588	$54,214	$5,000,001

The accompanying notes are an integral part of the financial statements.

Atlantic Acquisition Corp.

Statement of Cash Flows

	For The Year Ended December 31, 2017	For The Period From May 19, 2016 (Inception) Through December 31, 2016
Cash flows from operating activities
Net loss	$54,914	$(700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(183,185)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(49,583)	—
Change in accounts payable	2,530	475
Change in accrued state franchise taxes	34,370	—
Net cash used in operating activities	(140,954)	(225)

Cash flows from investing activities
Proceeds from sale and dividend of investment held in trust account	(45,135,000)	—
Net cash used in investing activities	(45,135,000)	—

Cash flows from financing activities
Proceeds from sale of public units during the Public Offering	40,000,000	—
Proceeds from sale of private units concurrent with the Public Offering	3,025,000	—
Proceeds from sale of underwriter’s unit purchase option	100	—
Proceeds from sale of units upon partial exercise of over-allotment option	4,250,000	—
Proceeds from sale of private units upon partial exercise of over-allotment option	212,500	—
Payment of offering costs	(1,696,397)	(154,820)
Proceeds from note payable to related party	—	175,000
Proceeds from sale of common stock	—	25,000
Net cash provided by financing activities	45,791,203	45,180

Net Change in Cash and Cash Equivalents	515,249	44,955
Cash at beginning of period	44,955	—
Cash at end of period	$560,204	$44,955

Supplemental disclosure of non-cash financing activities
Repayment of old note payable by new note holder (Note 5)	$175,000	$—
Repayment of note payable by converting into partial price of private placement	$175,000	$—

Supplemental disclosure of non-cash investing activities
Proceeds from issuance of shares in May 2017 paid directly by new shareholders to repurchase initial shareholder shares	$25,000	$—

The accompanying notes are an integral part of the financial statements.

Atlantic Acquisition Corp.

Notes to Financial Statements

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

At December 31, 2017, the Company had not yet commenced any operations. All activities through December 31, 2017 relate to the Company’s formation and the public offering described below.

Plan of Business Operations

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 8, 2017. On August 14, 2017, the Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units”) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000 from the sale of the Public Units, the Private Units and the proceeds from the promissory note (See note 5).

On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale of 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500.

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

Liquidation

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to complete its initial Business Combination within 18 months from the date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement to be entered into between the Company and American Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $800,000, or $920,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per share in either case), on or prior to the date of the applicable deadline, up to an aggregate of $1,600,000 (or $1,840,000 if the underwriters’ over-allotment option is exercised in full), or $0.40 per share. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of rights will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016.

Deferred Offering Costs

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that were directly related to the Public Offering and that were recorded as deferred offering costs on the balance sheet and were charged to stockholders’ equity upon the completion of the Public Offering.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of common shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Shares of common stock subject to possible conversion at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) rights sold in the Offering and private placement that convert into 476,625 shares of Class A common stock, and (2) 250,000 of Class A common stock and rights that convert into 25,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result and the Company’s loss position attributable to common stock, diluted loss per common share is the same as basic loss per common share for the year ended December 31, 2017 and for the period from May 19, 2016 (inception) through December 31, 2016.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Public Offering

Public Unit

On August 14, 2017, the Company sold 4,000,000 Public Units at a price of $10.00 per Public Unit in the Public Offering generating gross proceeds of $40,000,000. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination.

On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale of 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

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

Purchase Option

On August 14, 2017, the Company sold the underwriters, for $100, a unit purchase option to purchase up to a total of 250,000 Units exercisable at $10.50 per Unit (or an aggregate exercise price of $2,625,000) commencing on the later of the consummation of a Business Combination and six months from February 8, 2018. The unit purchase option expires on August 8, 2022. The units issuable upon exercise of this option are identical to the Units being offered in the Public Offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the Public Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is $610,265 using a Black-Scholes option-pricing model adjusted for the likelihood of a completed Business Combination. The fair value of the unit purchase option to be granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.14%, (2) risk-free interest rate of 1.77%, (3) expected life of five years and (4) estimated possibility of 55% for consummation of initial Business Combination.

Note 4 — Private Placement

On August 14, 2017 (see Note 7) certain of the Company’s shareholders, and Chardan Capital Markets, LLC purchased an aggregate of 320,000 Private Units at $10.00 per Private Unit of which 17,500 units were issued for the conversion of the May 30, 2017 note payable by one of our directors (see Note5). They also purchased an additional 21,250 Private Units from the Company at a price of $10.00 per Private Unit at the closing of the sale of 425,000 Units in connection with the exercise of the over-allotment option. Chardan Capital Markets, LLC purchased 20,000 of the 320,000 Private Units issued simultaneously with the close of the Public Offering, and 2,125 of the 21,250 Private Units issued simultaneously with the exercise of over-allotment option.

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

All expenses incurred by the Company prior to an initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account. Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering, if the funds not held in the Trust Account is not sufficient, Wai Fun Cheng, Ren Hua Zheng, Richard Xu, Tom W. Su may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be converted upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit (“Working Capital Units”). If the Company does not complete an initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Note 6 – Cash and Investment held in Trust Account

As of December 31, 2017, investment securities in the Company’s Trust Account consisted of $133 in cash and $45,318,052 in United States Treasury Bills maturity on April 5, 2018 with a cost basis of $45,195,529. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding loss and fair value of held to maturity securities on December 31, 2017 is as follows:

	Carrying Value as of December 31, 2017	Gross Unrealized / Unrecognized Holding Loss	Fair Value as of December 31, 2017

Held-to-maturity:
U.S. Treasury Securities	$45,318,052	$(19,821)	$45,298,231

Note 7 — Commitments

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

Note 8 — Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2017 and 2016, there are no preferred shares issued or outstanding.

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

On August 14, 2017, the Company consummated the Public Offering of 4,000,000 units at $10.00 per unit (the “Public Units’) and sold to initial shareholders and Chardan Capital Markets, LLC 320,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). The Company received net proceeds of approximately $41,476,000. On August 16, 2017, the underwriters exercised the over-allotment option in part. The closing of the sale of 425,000 over-allotment option Units generating gross proceeds of $4,250,000 took place on August 21, 2017. Simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 21,250 Private Units, generating gross proceeds of $212,500. On August 22, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 43,753 shares of common stock issued to the Company’s initial stockholders.

At December 31, 2017, there were 1,987,837 shares of common stock issued and outstanding, excluding 3,884,660 shares subject to possible redemption. As of December 31, 2016, there were 1,150,000 shares of common stock issued and outstanding.

Note 9 — Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

	For The Year Ended December 31, 2017	For The Period From May 19, 2016 (Inception) Through December 31, 2016

Net income (loss)	54,914	(700)
Less: income attributable to common stock subject to redemption (1)	(130,643)	—
Adjusted loss	(75,729)	(700)
Basic and diluted weighted average shares outstanding (2)	1,368,301	1,000,000
Basic and diluted loss per common share	(0.06)	(0.00)

(1)	Income attributable to common stock subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to common stockholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.
(2)	Excludes an aggregate of up to 3,884,660 common shares subject to redemption at December 31, 2017 and 150,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter at December 31, 2016. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

Note 10 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.