Form 10-Q
period 2018-03-31
Atlantic Acquisition Corp.
filed 2018-05-15
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

As of May 14, 2018, 5,872,497 shares of common stock, par value $0.001 per share, were issued and outstanding.

ATLANTIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Atlantic Acquisition Corp.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$444,634	$560,204
Prepaid expenses	59,833	49,583
Total Current Assets	504,467	609,787

Cash and investments held in trust account	45,418,255	45,318,185
Total Assets	$45,922,722	$45,927,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$30,034	$3,005
Accrued state franchise taxes	21,262	34,370
Deferred underwriting compensation	1,106,250	—
Total Current Liabilities	1,157,546	37,375

Deferred underwriting compensation	—	1,106,250
Total Liabilities	1,157,546	1,143,625

Commitments and Contingencies
Common stocks subject to possible conversion; 3,876,047 and 3,884,660 shares as of March 31, 2018 and December 31, 2017, respectively (at conversion value of $10.2592 and $10.2414 per share, respectively)	39,765,175	39,784,346

Stockholders’ Equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	—	—
Common Stock, $.0001 par value, 30,000,000 shares authorized, 1,996,450 and 1,987,837 common stocks issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (excluding 3,876,047 and 3,884,660 shares subject to redemption as of March 31, 2018 and December 31, 2017, respectively)	200	199
Additional paid- in capital	4,964,758	4,945,588
Retained earnings	35,043	54,214
Total Stockholders’ Equity	5,000,001	5,000,001

Total Liabilities and Stockholders’ Equity	$45,922,722	$45,927,972

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31, 2018	March 31, 2017

General and administrative expenses	$(132,259)	$(25)
State franchise taxes	(21,262)	—
Interest income	134,350	—
Net loss	(19,171)	(25)
Less: income attributable to common stock subject to redemption	(99,059)	—
Adjusted net loss	$(118,230)	$(25)
Basic and diluted weighted average shares outstanding (1)	1,996,450	1,000,000
Basic and diluted net loss per share	$(0.06)	$(0.00)

(1)	Excludes an aggregate of up to 3,876,047 common shares subject to redemption at March 31, 2018 and 150,000 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriter at March 31, 2017. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net loss	$(19,171)	$(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(134,350)	—
Change in operating assets and liabilities:
Change in prepaid expenses	(10,250)	—
Change in accounts payable	27,029	—
Change in accrued state franchise taxes	(13,108)	—
Net cash used in operating activities	(149,850)	(25)

Cash flows from investing activities
Interest withdrawal from trust account to pay franchise taxes	34,280	—
Net cash provided by investing activities	34,280	—

Cash flows from financing activities
Payment of offering costs	—	(5,888)
Net cash provided by financing activities	—	(5,888)

Net Change in Cash and Cash Equivalents	(115,570)	(5,913)
Cash at beginning of period	560,204	44,955
Cash at end of period	$444,634	$39,042

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

At March 31, 2018, the Company had not yet commenced any operations. All activities through March 31, 2018 relate to the Company’s formation, the public offering described below and seeking a target business.

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

On March 28, 2018, Atlantic Acquisition Corp. (“Atlantic”) entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., a wholly-owned subsidiary of Atlantic (the “Merger Sub”), and HF Group Holding Corporation (“HF”), a leading foodservice distributor operated by Chinese Americans serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. Upon the closing of the transactions contemplated in the Merger Agreement, Merger Sub will merge with and into HF, resulting in HF becoming a wholly owned subsidiary of Atlantic. The former shareholders of HF will receive 19,969,833 shares of Atlantic common stock as consideration for the merger.

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim accompanying financial statements have been prepared in accordance with GAAP for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim condensed financial information should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2017.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of common shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Shares of common stock subject to possible conversion at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) rights sold in the Offering and private placement that convert into 476,625 shares of Class A common stock, and (2) 250,000 of Class A common stock and rights that convert into 25,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result and the Company’s loss position attributable to common stock, diluted loss per common share is the same as basic loss per common share for the three months ended March 31, 2018 and 2017.

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

Note 6 – Cash and Investment held in Trust Account

As of March 31, 2018, investment securities in the Company’s Trust Account consisted of $1,723 in cash and $45,416,532 in United States Treasury Bills maturity on April 5, 2018 with a cost basis of $45,195,529. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding loss and fair value of held to maturity securities on March 31, 2018 is as follows:

	Carrying Value as of March 31, 2018	Gross Unrealized / Unrecognized Holding Gain	Fair Value as of March 31, 2018

Held-to-maturity:
U.S. Treasury Securities	$45,416,532	$1,268	$45,417,800

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

Note 8 — Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

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

At March 31, 2018, there were 1,996,450 shares of common stock issued and outstanding, excluding 3,876,047 shares subject to possible redemption. At December 31, 2017, there were 1,987,837 shares of common stock issued and outstanding, excluding 3,884,660 shares subject to possible redemption.

Note 9 — Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

	For The Three Months Ended

	March 31, 2018	March 31, 2017

Net loss	(19,171)	(25)
Less: income attributable to common stock subject to redemption (1)	(99,059)	—
Adjusted loss	(118,230)	(25)
Basic and diluted weighted average shares outstanding (2)	1,996,450	1,000,000
Basic and diluted loss per common share	(0.06)	(0.00)

(1)	Income attributable to common stock subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to common stockholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.
(2)	Excludes an aggregate of up to 3,876,047 common shares subject to redemption at March 31, 2018 and 150,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter at March 31, 2017. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

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

As of March 31, 2018, a total of $ 45,418,255 was in the trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

On March 28, 2018, we entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., our wholly-owned subsidiary (the “Merger Sub”) and HF Group Holding Corporation (“HF Group”), a leading foodservice distributor operated by Chinese American serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. In connection with the transaction between us and HF Group, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) on April 6, 2018. Please refer to the preliminary proxy statement for a more detailed description of the proposed Business Combination.

Results of Operations

Our entire activity from inception up to August 14, 2017 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. On March 28, 2018, we entered into the Merger Agreement with HF Group. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2018, we had net loss of $19,171, which was comprised of $132,259 of general and administrative expenses and $21,262 of State franchise taxes, offset by $134,350 of interest income earned from investments in the trust account. For the three months ended March 31, 2017, we had a net loss of $25, which was consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had $444,634 in cash outside the trust account.

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

We anticipate that the funds held outside of our trust account will be sufficient to allow us to operate 12 months from the filing date of this Form 10-Q, assuming that a business combination is not consummated during that time.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

As of March 31, 2018, a total of $45,418,255 of the net proceeds from the IPO and the Private Placement, and interest from investment on such net proceeds were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,327,500 in underwriting discounts and commissions (not including the 2.5% deferred underwriting commission payable at the consummation of initial business combination) and $523,717 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 8, 2017, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated August 8, 2017)
2.1	Merger Agreement, dated March 28, 2018, by and between the Registrant, HF Group Merger Sub Inc., a wholly-owned subsidiary of the Registrant, and HF Group Holding Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated August 3, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 8, 2017)
4.1	Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 8, 2017)
10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 8, 2017)
10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 8, 2017)
10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated August 8, 2017)
10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 27, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ACQUISITION CORP.

By:	/s/ Richard Xu
Richard Xu
Chief Executive Officer (Principal executive officer)

By:	/s/ Peiling He
Peiling He
Chief Financial Officer (Principal financial and accounting officer)

Date: May 15, 2018