Form 10-Q
period 2018-06-30
Atlantic Acquisition Corp.
filed 2018-08-09
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 7, 2018, 5,872,497 shares of common stock, par value $0.001 per share, were issued and outstanding.

ATLANTIC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Atlantic Acquisition Corp.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$359,289	$560,204
Prepaid expenses	28,083	49,583
Cash and investments held in trust account	45,593,714	—
Total Current Assets	45,981,086	609,787

Cash and investments held in trust account	—	45,318,185
Total Assets	$45,981,086	$45,927,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,000	$3,005
Accrued taxes	59,178	34,370
Deferred underwriting compensation	1,106,250	—
Total Current Liabilities	1,168,428	37,375

Deferred underwriting compensation	—	1,106,250
Total Liabilities	1,168,428	1,143,625

Commitments and Contingencies
Common stocks subject to possible conversion; 3,869,439 and 3,884,660 shares as of June 30, 2018 and December 31, 2017, respectively (at conversion value of $10.2890 and $10.2414 per share, respectively)	39,812,657	39,784,346

Stockholders’ Equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized, 0 shares issued	—	—
Common Stock, $.0001 par value, 30,000,000 shares authorized , 2,003,058 and 1,987,837 common stocks issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (excluding 3,869,439 and 3,884,660 shares subject to redemption as of June 30, 2018 and December 31, 2017, respectively)	200	199
Additional paid- in capital	4,917,276	4,945,588
Retained earnings	82,525	54,214
Total Stockholders’ Equity	5,000,001	5,000,001

Total Liabilities and Stockholders’ Equity	$45,981,086	$45,927,972

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

General and administrative expenses	$(92,781)	$(57)	$(225,040)	$(82)
State franchise taxes	(21,263)	—	(42,525)	—
Interest income	184,020	—	318,370	—
Income (loss) before taxes	69,976	(57)	50,805	(82)
Income taxes	(22,494)	—	(22,494)	—
Net income (loss)	47,482	(57)	28,311	(82)
Less: income attributable to common stock subject to redemption	(122,484)	—	(221,543)	—
Adjusted net loss	$(75,002)	$(57)	$(193,232)	$(82)
Basic and diluted weighted average shares outstanding (1)	2,003,058	1,000,000	2,003,058	1,000,000
Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.10)	$(0.00)

(1)

Excludes an aggregate of up to 3,869,439 common shares subject to redemption at June 30, 2018 and 150,000 shares of common stock that were subject to forfeiture assuming the over-allotment option is not exercised by the underwriter at June 30, 2017. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

Atlantic Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net income (loss)	$28,311	$(82)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in trust account	(318,370)	—
Change in operating assets and liabilities:
Change in prepaid expenses	21,500	—
Change in accounts payable	(5)	—
Change in accrued taxes	24,808	—
Net cash used in operating activities	(243,756)	(82)

Cash flows from investing activities
Interest withdrawal from trust account to pay franchise taxes	42,841	—
Net cash provided by investing activities	42,841	—

Cash flows from financing activities
Payment of offering costs	—	(5,888)
Net cash provided by financing activities	—	(5,888)

Net Change in Cash and Cash Equivalents	(200,915)	(5,970)
Cash at beginning of period	560,204	44,955
Cash at end of period	$359,289	$38,985

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

At June 30, 2018, the Company had not yet commenced any operations. All activities through June 30, 2018 relate to the Company’s formation, the public offering described below and seeking a target business.

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

On March 28, 2018 the Company entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), and HF Group Holding Corporation (“HF”), a leading foodservice distributor operated by Chinese Americans serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. Upon the closing of the transactions contemplated in the Merger Agreement, Merger Sub will merge with and into HF, resulting in HF becoming a wholly owned subsidiary of Atlantic. The former shareholders of HF will receive 19,969,833 shares of Atlantic common stock as consideration for the merger. In connection with the transaction between us and HF Group, we filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) on July 18, 2018. Please refer to the definitive proxy statement for a more detailed description of the proposed Business Combination. The Company plans to close the business combination in August 2018 and reclassified cash and investments held in trust account as current asset, and deferred underwriting compensation as current liability in Balance Sheet as of June 30, 2018.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding ordinary shares subject to compulsory repurchase by the Company. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of common shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Shares of common stock subject to possible conversion at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) rights sold in the Offering and private placement that convert into 476,625 shares of Class A common stock, and (2) 250,000 of Class A common stock and rights that convert into 25,000 shares of Class A common stock in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result and the Company’s loss position attributable to common stock, diluted loss per common share is the same as basic loss per common share for the three months ended June 30, 2018 and 2017.

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

Note 6 – Cash and Investment held in Trust Account

As of June 30, 2018, investment securities in the Company’s Trust Account consisted of $203,979 in cash and $45,389,735 in United States Treasury Bills maturity on July 5, 2018 with a cost basis of $45,213,184. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding loss and fair value of held to maturity securities on June 30, 2018 is as follows:

	Carrying Value as of June 30, 2018	Gross Unrealized / Unrecognized Holding Gain	Fair Value as of June 30, 2018

Held-to-maturity:
U.S. Treasury Securities	$45,389,735	$3,872	$45,393,608

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

Note 8 — Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

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

At June 30, 2018, there were 2,003,357 shares of common stock issued and outstanding, excluding 3,869,140 shares subject to possible redemption. At December 31, 2017, there were 1,987,837 shares of common stock issued and outstanding, excluding 3,884,660 shares subject to possible redemption.

Note 9 — Reconciliation of Net Loss per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is:

EPS Calculation

	For The Three Months Ended		For The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income (loss)	47,482	(57)	28,311	(82)
Less: income attributable to common stock subject to redemption (1)	(122,653)	—	(221,543)	—
Adjusted loss	(75,171)	(57)	(193,232)	(82)
Basic and diluted weighted average shares outstanding (2)	2,003,058	1,000,000	2,003,058	1,000,000
Basic and diluted net loss per share	(0.04)	(0.00)	(0.10)	(0.00)

(1)	Income attributable to common stock subject to redemption was calculated in portion of the interest income earned in trust account, which would be distributed to common stockholders at the event they choose to exercise their redemption right at the closing of Initial Business Combination.
(2)	Excludes an aggregate of up to 3,869,439 common shares subject to redemption at June 30, 2018 and 150,000 shares of common stock that were subject to forfeiture assuming the over-allotment option was not exercised by the underwriter at June 30, 2017. An aggregate of 43,753 shares of common stock were cancelled after partial exercise of the over-allotment option by the underwriters.

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

As of June 30, 2018, a total of $45,593,714 was in the trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

On March 28, 2018, we entered into a merger agreement (the “Merger Agreement”) with HF Group Merger Sub Inc., our wholly-owned subsidiary (the “Merger Sub”) and HF Group Holding Corporation (“HF Group”), a leading foodservice distributor operated by Chinese American serving Chinese/Asian restaurants, primarily Chinese takeout restaurants located in the southeastern United States. In connection with the transaction between us and HF Group, we filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) on July 18, 2018. Please refer to the definitive proxy statement for a more detailed description of the proposed Business Combination.

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

For the three months ended June 30, 2018, we had net income of $47,482, which was comprised of $184,020 of interest income earned from investments in the trust account, offset by $92,781 of general and administrative expenses, $21,263 of State franchise taxes and $22,494 of income taxes. For the three months ended June 30, 2017, we had a net loss of $57, which consisted of general and administrative expenses.

For the six months ended June 30, 2018, we had net income of $28,311, which was comprised of $318,370 of interest income earned from investments in the trust account, offset by $225,040 of general and administrative expenses, $42,525 of State franchise taxes and $22,494 of income taxes. For the six months ended June 30, 2017, we had a net loss of $82, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2018, we had $359,289 in cash outside the trust account.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

As of June 30, 2018, a total of $45,593,714 of the net proceeds from the IPO and the Private Placement, and interest from investment on such net proceeds were in a trust account established for the benefit of the Company’s public shareholders.

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

Date: August 9, 2018