Form 10-Q
period 2018-09-30
HF Foods Group Inc.
filed 2018-11-14
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-38180

HF FOODS GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2717873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 W. Market Street, Greensboro, NC 27409

 (Address of principal executive offices)

(336) 268-2080

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☒

As of November 14, 2018, 22,167,486 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HF FOODS GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	September 30	December 31
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$7,790,951	$6,086,044
Accounts receivable, net	12,836,682	14,700,854
Accounts receivable - related parties, net	1,572,100	1,586,420
Inventories, net	24,124,042	22,669,225
Advances to suppliers, net	1,258,374	1,042,554
Advances to suppliers - related parties, net	674,893	3,248,309
Notes receivable	3,323,962	—
Notes receivable - related parties, current	38,049	—
Other current assets	1,150,653	554,865
TOTAL CURRENT ASSETS	52,769,706	49,888,271

Property and equipment, net	22,324,572	21,709,467
Long term notes receivable	—	764,493
Long-term notes receivable - related parties	8,494,317	6,860,056
Other long-term assets	171,321	1,435,613
TOTAL ASSETS	$83,759,916	$80,657,900	From Subject Received Size Categories DiTech XBRL RE: XBRL Delivery: HF FOODS GROUP INC -10Q- s113920 5:24 PM 310 KB

CURRENT LIABILITIES:
Lines of credit	$12,494,146	$11,894,146
Accounts payable	17,371,626	17,275,485
Accounts payable - related parties	3,147,470	4,075,927
Advance from customers	423,749	49,677
Advance from customers - related parties	349,721	1,350,296
Current portion of long-term debt, net	1,339,548	1,372,125
Current portion of obligations under capital leases	232,901	434,003
Income tax payable	—	512,415
Dividend payable	—	1,000,000
Accrued expenses	2,881,646	991,388
TOTAL CURRENT LIABILITIES	38,240,807	38,955,462

Long-term debt, net	13,381,574	14,249,579
Obligations under capital leases, non-current	—	118,535
Deferred tax liabilities	267,344	436,212
TOTAL LIABILITIES	51,889,725	53,759,788

Commitments and contingencies

EQUITY:

Common Stock, $.0001 par value, 30,000,000 shares authorized, 22,167,486 and 19,969,831 common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,217	1,997
Additional paid-in capital	22,920,602	21,549,703
Retained earnings	8,187,789	4,255,213
Total shareholders’ equity	31,110,608	25,806,913
Noncontrolling interest	759,583	1,091,199
TOTAL EQUITY	31,870,191	26,898,112
TOTAL LIABILITIES AND EQUITY	$83,759,916	$80,657,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months Ended September 30,		For the nine months Ended September 30,
	2018	2017	2018	2017

Net revenue - third parties	$65,936,159	72,365,230	$203,868,014	$211,629,726
Net revenue - related parties	4,427,639	3,230,646	13,364,070	14,107,311
TOTAL NET REVENUE	70,363,798	75,595,876	217,232,084	225,737,037

Cost of revenue - third parties	53,471,081	61,302,115	167,372,145	180,323,210
Cost of revenue - related parties	4,330,030	3,165,334	13,069,453	13,822,112
TOTAL COST OF REVENUE	57,801,111	64,467,449	180,441,598	194,145,322

GROSS PROFIT	12,562,687	11,128,427	36,790,486	31,591,715

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	10,385,563	8,645,443	31,725,945	24,030,554

INCOME FROM OPERATIONS	2,177,124	2,482,984	5,064,541	7,561,161

Other Income (Expenses)
Interest income	333,072	12,812	346,822	16,979
Interest expense and bank charges	(270,049)	(409,243)	(1,024,762)	(1,030,523)
Other income	370,678	635,294	918,010	832,683
Total Other Expenses, net	433,701	238,863	240,070	(180,861)

INCOME BEFORE INCOME TAX PROVISION	2,610,825	2,721,847	5,304,611	7,380,300

PROVISION FOR INCOME TAXES	840,147	468,646	1,542,207	476,624

NET INCOME	1,770,678	2,253,201	3,762,404	6,903,676

Less: net income (loss) attributable to non-controlling interest	103,600	277,386	(277,855)	256,132

NET INCOME ATTRIBUTABLE TO HF GROUP HOLDING CORPORATION	$1,667,078	1,975,815	$4,040,259	$6,647,544

NET INCOME	1,770,678	2,253,201	3,762,404	6,903,676
Pro forma adjustment to reflect income tax expenses if taxed under C Corporation	—	(563,216)		(2,367,812)
Less: net income (loss) attributable to non-controlling interest	103,600	277,386	(277,855)	256,132
Net income used to compute pro forma net earnings per share	1,667,078	1,412,599	4,040,259	4,279,732

Earnings per common share - basic and diluted	$0.08	0.10	$0.20	$0.33
Pro Forma earnings per common share - basic and diluted	0.08	0.07	0.20	0.21
Weighted average shares - basic and diluted	21,364,256	19,969,831	20,434,639	19,969,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net Income	$3,762,404	$6,903,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,579,105	1,384,871
Provision of doubtful accounts	62,231	(412,280)
Deferred tax benefit	(168,868)	(2,099)
Changes in operating assets and liabilities:
Accounts receivable, net	1,801,941	(6,732,820)
Accounts receivable - related parties, net	14,320	3,822,902
Inventories	(1,454,817)	392,937
Advances to suppliers	(215,820)	983,709
Advances to suppliers - related parties, net	2,573,416	(1,564,133)
Other current assets	(421,424)	1,177,006
Other long-term assets	1,264,289	760,651
Accounts payable	96,141	(1,314,301)
Accounts payable - related parties	(928,457)	3,626,506
Advance from customers	374,072	334,390
Advance from customers - related parties	(1,000,575)	(369,604)
Income tax payable	(745,958)	200,723
Accrued expenses	1,890,258	(63,161)
Net cash provided by operating activities	8,482,258	9,128,973

Cash flows from investing activities:
Cash received from business combination of HG Realty	—	31,070
Cash acquired from acquisition of Atlantic Acquisition	5,550,298	—
Cash paid for redemption of Atlantic Acquisition’s stock in connection of reverse acquisition	(4,120,000)	—
Purchase of property and equipment	(2,194,210)	(2,116,187)
Cash paid for issuance of long-term notes receivable	(2,559,469)	—
Cash received from long-term notes receivable to related parties	316,504	3,202,478
Cash paid for issuance of long-term notes receivable to related parties	(1,988,813)
Collection from shareholder loan	—	1,760,258
Net cash used in investing activities	(4,995,690)	2,877,619

Cash flows from financing activities:
Proceeds from lines of credit	3,600,000	1,200,000
Repayment of lines of credit	(3,000,000)	(4,100,000)
Proceeds from long-term debt	3,745,048	1,300,597
Repayment of long-term debt	(4,965,264)	(1,310,906)
Cash distribution to shareholders	(1,161,445)	(8,772,255)
Net cash used in financing activities	(1,781,661)	(11,682,564)

Net increase (decrease) in cash	1,704,907	324,028
Cash at beginning of period	6,086,044	5,956,145
Cash at end of period	$7,790,951	$6,280,173

Supplemental cash flow information
Cash paid for interest	$1,008,666	$973,381
Cash paid for income taxes	$2,413,148	$278,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Organization and General

HF Foods Group Inc. (“HF Foods”, or the “Company”), previously known as “Atlantic Acquisition Corp.” (“Atlantic”), markets and distributes fresh produces, frozen and dry food, and non-food products to primarily Asian/Chinese restaurants and other foodservice customers throughout the Southeast region of the United States of America (“USA”). Atlantic Acquisition Corp. is a Delaware company incorporated on May 19, 2016 in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, what Atlantic refers to as a “target business.”

Business combination

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Merger Agreement”), dated as of March 28, 2018, by and among HF Group Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Group Holding Corporation, a North Carolina corporation (“HF Holding”), the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Merger”) and a wholly-owned subsidiary of Atlantic (the “Acquisition”). Additionally, upon the closing of the transactions contemplated by the Merger Agreement (the “Closing”), (i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (Collectively, these transactions are referred to as the “Transactions”).

At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entities.

After giving effect to the Transactions, there are currently 22,558,492 shares of Atlantic’s common stock issued and outstanding (without giving effect to the post closing cancellation of 390,000 shares held by an unaffiliated stockholder. Upon the Closing, Atlantic’s rights and units ceased trading and Atlantic’s common stock commenced trading on Thursday, August 23, 2018 on the Nasdaq Capital Market under the symbol “HFFG”.

The Acquisition is treated by Atlantic as a reverse business combination under the acquisition method of accounting in accordance with GAAP. For accounting purposes, HF Holding is considered to be acquiring Atlantic in this transaction. Therefore, the aggregate consideration paid in connection with the business combination will be allocated to Atlantic’s tangible and intangible assets and liabilities based on their fair market values. The assets and liabilities and results of operations of Atlantic will be consolidated into the results of operations of HF Holding as of the completion of the business combination.

Reorganization of HF Group

HF Holding was incorporated in the State of North Carolina on October 11, 2017. Effective January 1, 2018, HF Holding entered into a Contribution Agreement (the “Agreement”) whereby the controlling shareholders of the following 11 entities contributed their respective stocks to HF Holding in exchange for all of HF Holding’s outstanding shares. Upon completion of the share exchanges, these entities became either wholly-owned or majority-owned subsidiaries of HF Holding (hereafter collectively referred to as “HF Group”).

●	Han Feng, Inc. (“Han Feng”)

●	Truse Trucking, Inc. (“TT”)

●	Morning First Delivery (“MFD”)

●	R&N Holdings, LLC (“R&N Holdings”)

●	R&N Lexington, LLC (“R&N Lexington”)

●	Kirnsway Manufacturing Inc. (“Kirnsway”)

●	Chinesetg, Inc. (“Chinesetg”)

●	New Southern Food Distributors, Inc. (“NSF”)

●	B&B Trucking Services, Inc. (“BB”)

●	Kirnland Food Distribution, Inc. (“Kirnland”)

●	HG Realty LLC (“HG Realty”)

In accordance with Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Agreement has been accounted for as a transaction among entities under common control since the same shareholders control all these 11 entities prior to the execution of the Agreement. The consolidated financial statements of the Company have been prepared to report results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period presented, in this case January 1, 2017. Results of operations for the period presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period. By eliminating the effects of intra-entity transactions in determining the results of operations for the period before the combination, those results will be on substantially the same basis as the results of operations for the period after the date of combination. The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented are eliminated to the extent possible. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

In accordance with ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests should initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, then the financial statements of the receiving entity should reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Accordingly, the Company has recorded the assets and liabilities transferred from the above entities at their carrying amount.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION (Continued)

The following table summarizes the entities under HF Group after the above-mentioned reorganization:

Name	Date of incorporation	Place of incorporation	Percentage of legal ownership by HF Holding	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina, USA	—	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Distributing food and related products
TT	August 6, 2002	North Carolina, USA	100%	Trucking service
MFD	April 15, 1999	North Carolina, USA	100%	Trucking service
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Real estate holding
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services
Chinesetg	July 12, 2011	North Carolina, USA	100%	Design and printing services
NSF	December 17, 2008	Florida, USA	100%	Distributing food and related products
BB	September 12, 2001	Florida, USA	100%	Trucking service
Kirnland	April 11, 2006	Georgia, USA	66.7%	Distributing food and related products
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding

On June 5, 2018, AnHeart Inc. (“AnHeart”) was incorporated and 100% owned by HF Holding. AnHeart was formed solely to enter into lease agreements for two premises in New York City (Note 8), to expand the Company’s product line to include Chinese herb supplements.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of HF Foods and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in the annual financial statements prepared in accordance with U.S. GAAP, may have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2017 and 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of September 30, 2018, its results of operations and its cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Noncontrolling interests

U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of income.

Uses of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowances for doubtful accounts, estimated useful lives and fair value in connection with the impairment of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of September 30, 2018 and December 31, 2017, the allowances for doubtful accounts were $629,339 and $567,108, respectively.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated useful lives
Buildings and improvements	7-39 years
Machinery and equipment	3-7 years
Motor vehicles	5 years

Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property, plant and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of income in other income or expenses.

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of September 30, 2018 and December 31, 2017.

Revenue recognition

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a point in time.

The contract assets and contract liabilities are recorded on the Condensed Consolidated Balance Sheet as accounts receivable and advance payment from customers as of September 30, 2018 and December 31, 2017. For the nine and three months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
North Carolina	$33,693,973	$36,374,614
Florida	21,156,747	22,221,066
Georgia	15,513,077	17,000,196
Total	$70,363,798	$75,595,876

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
North Carolina	$103,262,880	$108,846,810
Florida	66,282,082	65,584,564
Georgia	47,687,122	51,305,663
Total	$217,232,084	$225,737,037

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $3,615,470, and $3,225,523 for the nine months ended September 30, 2018 and 2017, and $791,016 and $545,130 for the three months ended September 30, 2018 and 2017, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there was any uncertain tax positions at September 30, 2018 and December 31, 2017.

Capital lease obligations

The Company has recorded capital lease obligations for equipment leases at both September 30, 2018 and December 31, 2017. In each case, the Company records the equipment as its own assets under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s unaudited condensed consolidated balance sheets and depreciated over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine months ended September 30, 2018 and 2017.

Fair value of financial instruments

The Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, income tax payable, advance from customers, accrued and other liabilities approximate their fair value based on the short-term maturity of these instruments.

Concentrations and credit risk

Credit risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at September 30, 2018 and December 31, 2017.

For the nine and three months ended September 30, 2018 and September 30, 2017, no supplier accounted for more than 10% of the total cost of revenue. As of September 30, 2018, one supplier accounted for 63% of total third party advance payments. One related party supplier accounted for 92% of advance payments to related parties. As of December 31, 2017, one supplier accounted for 69% of total advance payments outstanding and this supplier accounted for 92% of advance payments to related parties.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated statement of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has not early adopted this update and it will become effective on July 1, 2020. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Accounts receivable	$13,466,021	$15,267,962
Less: allowance for doubtful accounts	(629,339)	(567,108)
Accounts receivable, net	$12,836,682	$14,700,854

Movement of allowance for doubtful accounts is as follows:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Beginning balance	$567,108	$670,280
Provision for doubtful accounts	89,019	55,268
Less: write off/recovery	(26,788)	(23,948)
Ending balance	$629,339	$701,600

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- NOTES RECEIVABLE

On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, which is a supplier to the Company. Pursuant to the promissory note agreement, Feilong Trading, Inc could borrow up to $4,000,000 from time to time. The note bears interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The entire amount of all unpaid principal and accrued interest shall be due and payable in full by September 30, 2019. As of September 30, 2018 and December 31, 2017, outstanding balance of the notes receivable were $3,323,962 and $nil, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Land	$1,608,647	$1,608,647
Buildings and improvements	18,784,628	18,589,496
Machinery and equipment	9,934,252	9,430,221
Motor vehicles	9,611,873	8,288,868
Subtotal	39,939,400	37,917,232
Less: accumulated depreciation	(17,614,828)	(16,207,765)
Property and equipment, net	$22,324,572	$21,709,467

Depreciation expense was $1,579,105 and $1,384,871 for the nine months ended September 30, 2018 and 2017, and $537,443 and $475,506 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 6 - LINES OF CREDIT

On July 1, 2016, Han Feng, the Company’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit of $14,500,000. The line of credit is secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and was extended to November 28, 2018, to provide uninterrupted credit facility while the renewal of the line of credit is being reviewed by the bank. Interest is based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is payable monthly (4.85% at September30, 2018). The outstanding balance on the line of credit as at September 30, 2018 and December 31, 2017 was $9,144,000 and $9,344,000, respectively. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. At September 30, 2018 and December 31, 2017, Han Feng was in compliance with the covenants under the line of credit agreement. The line of credit was guaranteed by the two shareholders of the Company, as well as four subsidiaries of the Company, TT, MFD, R&N Holding and R&N Lexington.

On November 14, 2012, NSF, the Company’s another operating entity, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit of $4,000,000. The line of credit is secured by three real properties owned by NSF, and guaranteed by the two shareholders of the Company, as well as BB, a subsidiary of the Company. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were due in January 2018. The loan was renewed upon maturity and is now due in February 2020. Interest is based on the LIBOR rate plus 2.75% (4.8435% at September 30, 2018). The outstanding balance on the line of credit as at September 30, 2018 and December 31, 2017 was $3,350,146 and $2,550,146, respectively. The line of credit agreement contains certain financial covenants which, among other things, require NSF to maintain certain financial ratios. At September 30, 2018 and December 31, 2017, NSF was in compliance with the covenants under the line of credit agreement.

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2018 and December 31, 2017 is as follows:

Bank name	Maturity	Interest rate at December 31, 2017	As of September 30, 2018	As of December 31, 2017
East West Bank – (b)	June 2022 - August 2027	4.25% - 4.75%	$5,095,693	$5,220,809
Capital Bank – (c)	October 2027	3.85%	5,199,680	5,333,677
Bank of America – (d)	February 2023	4.2095%	1,689,248	2,262,500
Bank of Montreal – (a)	April 2022 - June 2023	5.99% - 6.87%	2,278,756	1,071,398
GE Capital – (a)	October 2019	5.94%	—	36,359
Other finance companies – (e)	September 2018 - December 2023	3.99% - 6.69%	457,745	1,696,961
Total debt			14,721,122	15,621,704
Less: current portion			(1,339,548)	(1,372,125)
Long-term debt			$13,381,574	$14,249,579

The terms of the various loan agreements related to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified levels of debt to tangible net worth and debt service coverage. As of September 30, 2018 and December 31, 2017, the Company was in compliance with such covenants.

The loans outstanding were guaranteed by the following properties, entities or individuals:

(a)	Not collateralized or guaranteed.

(b)	Guaranteed by two shareholders of the Company, as well as five subsidiaries of the Company, Han Feng, TT, MFD, R&N Holding and R&N Lexington. Also secured by assets of Han Feng and R&N Lexington and R&N Holding, two real properties of R&N Holding, and a real property of R&N Lexington. Balloon payment of these long-term debts is $3,642,215.

(c)	Guaranteed by two shareholders, as well as Han Feng, one subsidiary of the Company. Also secured by a real property owned by HG Realty. Balloon payment of this debt is $3,116,687.

(d)	Guaranteed by two shareholders, as well as two subsidiaries of the Company, NSF and BB. Secured by a real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment of this long-term debt is $1,684,898.

(e)	Secured by vehicles.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

The future maturities of long-term debt at September 30,2018 are as follows:

Twelve months ending September
2019	$1,339,548
2020	1,210,870
2021	952,844
2022	839,745
2023	724,014
Thereafter	9,654,101
Total	$14,721,122

NOTE 8 - LEASES

Capital Lease Obligations

The Company leases vehicles or delivery trucks under capital leases with various expiration dates through 2021. At September 30, 2018 and December 31, 2017, the cost of assets acquired under capital leases is $1,297,900, the related accumulated depreciation is $730,275 and $535,590, respectively, and the net book value is $567,625 and $762,310, respectively. Depreciation expense related to these assets for the nine months ended September 30, 2018 and 2017 were $194,685 and $129,790, respectively.

Capital lease obligations consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Vehicles due in monthly installments of $40,470 inclusive of interest at 14.38%, due in March 2019	$232,901	$552,538
Less: current portion	(232,901)	(434,003)
Obligations under capitalized leases payable after one year	$—	$118,535

Operating lease commitments

The Company’s operating leases mainly include forklifts, housing units and two buildings located in New York city, as described below. These leases had an average remaining lease term of approximately 5 years as of September 30, 2018 for forklift and 27.5 years for real estate lease. Rental expense charged to expenses under operating leases for the nine months ended September 30, 2018 and 2017 amounted to $301,069 and $492,568, and $104,700 and $222,973 for the three months ended September 30, 2018 and 2017, respectively.

On July 2, 2018, AnHeart entered into two separate leases for two buildings located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively, which are net leases, meaning that Anheart is required to pay all costs associated with the buildings, including utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including construction costs associated with rehabilitation of the two buildings. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. Under the leases, AnHeart delivered two letters of credit in favor of the Landlord as security for the obligations under the leases. With respect t to 273 Fifth Avenue, the letter of credit is in the amount of $213,000. With respect t to 275 Fifth Avenue, the letter of credit is in the amount of $115,500. The Company entered into the leases for the purpose of expanding its product lines to include Chinese herb supplements, and management determined at the time of the execution of the leases to use the sites to develop into a hub for such products. However, management has since determined to cease the said business expansion. As of November 1, 2018, the Company has agreements in principle to sell AnHeart and obtained a sub guarantor. Under the proposed sales agreement, AnHeart would be sold to a third party for a sum of $20,000. The landlords on the leases have tentatively agreed to the transfer of the ownership of AnHeart. Definitive documents are expected to be executed before the year end.

Future minimum lease obligations for operating leases with initial terms in excess of one year at September 30, 2018 are as follows:

Twelve months ended September 30,
2019	$907,716
2020	869,925
2021	872,716
2022	928,128
2023	999,710
Thereafter	24,052,253
Total	$28,630,448

A subsidiary of the Company, RN Holding, leases a facility to a related party under an operating lease agreement expiring in 2019. The cost of the leased building is $400,000 at September 30, 2018 and December 31, 2017, and the accumulated depreciation of the leased building is $97,437 and $89,743 at September 30, 2018 and December 31, 2017, respectively. Rental income for the nine months ended September 30, 2018 and 2017 amounted to $34,200 and $34,200, and $11,400 and $11,400 for the three months ended September 30, 2018 and 2017, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 as at September 30, 2018 and December 31, 2017, and the accumulated depreciation of the leased building is $413,301 and $351,306 as at September 30, 2018 and December 31, 2017, respectively. Rental income for the nine months ended September 30, 2018 was $360,000. Rental income for the nine months ended September 30, 2017 was $240,000. The rental income recorded for the three months ended September 30, 2017 was $120,000.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

A.	Corporate Income Taxes (“CIT”)

Prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB had elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington and HG realty are formed as partnerships. An S corporation or partnership is considered a flow-through entity and is generally not subject to federal or state income tax on corporate level. In lieu of corporate income taxes, the stockholders and members of these entities are taxed on their proportionate share of the entities’ taxable income. Kirnland did not elect to be treated as S corporation and is the only entity that is subject to corporate income taxes under this report.

Effective January 1, 2018, all of the above-listed S corporation and partnership entities have been converted to C corporations and will be taxed at corporate level going forward. Accordingly, the Company shall account for income taxes of all these entities under ASC 740. The Company has recognized the impact on deferred income tax assets and liabilities from the future conversion of the above-mentioned S corporations and partnership entities to C corporations in the consolidated financial statements as of December 31, 2017.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The Company expects the new federal income tax rate will significantly lower the Company’s income tax expenses going forward. The Company does not expect the repatriation tax and new minimum tax on certain future foreign earnings to have any impact on the Company’s operations since it currently has no foreign income and does not expect to generate any foreign income in the future.

(i)	The Income tax provision (benefit) of the Company for the nine and three months ended September 30, 2018 and 2017 consists of the following:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Current:
Federal	$1,345,253	$403,676
State	365,822	75,047
Current income tax provision	1,711,075	478,723
Deferred:
Federal	(120,728)	(3,806)
State	(48,140)	1,707
Deferred income tax benefit	(168,868)	(2,099)
Total income tax provision	$1,542,207	$476,624

	For the three Months Ended
	September 30, 2018	September 30, 2017
Current:
Federal	$360,016	$403,676
State	124,118	75,047
Current income tax provision	484,134	478,723
Deferred:
Federal	309,176	(8,221)
State	46,837	(1,856)
Deferred income tax provision (benefit)	356,013	(10,077)
Total income tax provision	$840,147	$468,646

(ii) Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of September 30, 2018	As of December 31, 2017
Deferred tax assets:
Allowance for doubtful accounts	$158,404	$139,947
Inventories	122,292	1,750
Section 481(a) adjustment	41,795	140,310
Other accrued expenses	671,395	237,550
Others	45,468	—
Total deferred tax assets	1,039,354	519,557
Deferred tax liabilities:
Property and equipment	(1,306,698)	(955,769)
Total deferred tax liabilities	(1,306,698)	(955,769)
Net deferred tax assets (liabilities)	$(267,344)	$(436,212)

The above-disclosed deferred income assets and liabilities as of December 31, 2017 included deferred tax assets in the amount of $398,699 and deferred tax liabilities in the amount of $934,529 derived from the effect of future conversion of the above-mentioned S corporations and partnership entities to C corporations.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Federal statutory tax rate	21.0%	34.0%
State statutory tax rate	4.7%	4.0%
U.S. permanent difference	1.2%	0.2%
Others	2.1%	(0.5)%
Effect of flow-through entities	—	(31.2)%
Effective tax rate	29%	6.5%

B.	Pro forma Income Taxes information

As mentioned before, prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB have elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington, and HG realty are formed as partnerships. Starting January 1, 2018, all of the above-mentioned entities have been converted to C corporations and will be subject to regular corporate income tax rate going forward.

The following pro forma financial information presents the income tax expenses and EPS for the nine months ended September 30, 2017, as if all of these S corporation and partnership entities had been converted to C corporations as of the beginning of each period presented:

(i) The Pro forma Income tax provision of the Company for the nine and three months ended September 30, 2017 consists of the following:

	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2017
Current:
Federal	$2,479,849	$881,604
State	315,392	136,450
Current income tax provision	2,795,241	1,018,054
Deferred:
Federal	40,358	12,832
State	8,837	976
Deferred income tax provision	49,195	13,808
Total income tax provision	$2,844,436	$1,031,862

(ii) The Pro forma earnings per share:

	For the Nine Months ended September 30, 2017	For the Three Months ended September 30, 2017
	(Unaudited)	(Unaudited)

Pro Forma Net Income	$4,535,864	1,689,985
Less: net income (loss) attributable to noncontrolling interest	256,132	277,386
Pro Forma Net Income Attributable to HF Group Holding Corporation	4,279,732	1,412,599
Pro Forma Earnings per common share - basic and diluted	$0.21	0.07
Pro Forma Weighted average shares - basic and diluted	19,969,831	19,969,831

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. These related party transactions as of September 30, 2018 and December 31, 2017 and for the nine and three months ended September 30, 2018 and, 2017 are identified as follows:

Related party balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of September 30, 2018 and December 31, 2017, respectively:

Name of Related Party	As of September 30, 2018	As of December 31, 2017
(a) Allstate Trading Company Inc.	$8,908	$176,660
(b) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	98,833	87,814
(c) Eagle Food Service LLC	344,188	656,799
(d) Fortune One Foods Inc.	144,831	154,904
(e) Eastern Fresh LLC	902,518	340,114
(f) New Marco Food Inc.	—	170,129
(g) Enson Trading LLC	72,872	340,114
Total	$1,572,100	$1,586,420

a.	Mr. Zhou Min Ni, the Chairman and Chief Executive Officer of the Company, owns 40% equity interest of this entity;

b.	Mr. Zhou Min Ni owns 45% equity interest of this entity;

c.	Tina Ni, one of Mr. Zhou Min Ni’s family member owns 50% equity interest of this entity;

d.	Mr. Zhou Min Ni owns 17.5% equity interest of this entity;

e.	Mr. Zhou Min Ni owns 30% equity interest of this entity;

f.	Mr. Zhou Min Ni owns 30% equity interest of this entity.

g.	Mr. Zhou Min Ni owns 25% equity interest of Enson Trading LLC.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of September 30, 2018 and December 31, 2017, respectively:

Name of Related Party	As of September 30, 2018	As of December 31, 2017
(1) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$—	$2,978,161
(2) Ocean Pacific Seafood Group	247,724	145,888
(3) Han Feng Information Tech. Jinhua Inc.	—	5,167
(4) NSG International Inc. (“NSG”)	65,092	119,093
(5) Revolution Industry LLC	362,077	—
Total	$674,893	$3,248,309

(1)	Mr. Zhou Min Ni owns 45% equity interest of this entity. The large advances to Enson Seafood GA Inc. (“Enson Seafood”) made in 2017 was a result of the Company’s decision to take advantage of the large refrigerated facilities owned by Enson Seafood. The Company made these advances to Enson Seafood for the purchases of large quantities of frozen foods. Enson Seafood takes possession of these frozen goods until they are shipped based on the Company’s sales orders. The Company did not include these advanced purchases in its inventory since the title and risk of these goods remained with Enson Seafood;

(2)	Mr. Zhou Min Ni owns 25% equity interest of this entity;

(3)	Mr. Zhou Min Ni owns 37% of its equity interest;

(4)	Mr. Zhou Min Ni owns 30% of its equity interest;

(5)	Mr. Zhou Min Ni owns a 51% equity interest in Revolution Industry LLC.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

c.	Long-term notes receivables - related parties

The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.

As of September 30, 2018 and December 31, 2017, the outstanding loans to various related parties consist of the following:

Name of Related Party	As of September 30, 2018	As of December 31, 2017
Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$1,848,524	$550,000
NSG International Inc. (“NSG”)	6,218,310	5,993,552
Eastern Fresh LLC (“Eastern”)	—	316,504
Revolution Automotive LLC (“Revolution Automotive”)	465,532	—
Total	$8,532,366	$6,860,056
Less: Current portion	$38,049	$—
Total	$8,494,317	$6,860,056

On January 1, 2018, the Company signed a promissory note agreement with Enson Seafood. Pursuant to the promissory note agreement, the outstanding balances of $550,000 due from Enson Seafood as of December 31, 2017 was converted into promissory notes bearing annual interest of 5%. The interest shall be accrued starting January 1, 2018. The principal plus interest shall be paid off no later than December 31, 2019. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.

On September 30, 2018, the Company signed a promissory note agreement with Enson Seafood for $2,000,000. Pursuant to the promissory note agreement, Enson Seafood will make monthly payment of $171,214.96 for 12 months, including interest. The loan bears interested of 5% per annum on the unpaid balance, compounded monthly. The principal plus interest shall be paid off no later than September 30, 2019, with an option to renew.

On January 1, 2018, the Company signed a promissory note agreement with NSG. Pursuant to the promissory note agreement, the outstanding balances of $5,993,552 due from NSG as of December 31, 2017 was converted into promissory notes bearing annual interest of 5%. The interest shall be accrued starting January 1, 2018. The principal plus interest shall be paid off no later than December 31, 2019. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.

The promissory note with Eastern in the original amount of $1,000,000 was signed on May 31, 2017 bearing annual interest rate of 5%. This note has been repaid in full.

On March 1, 2018, the Company signed promissory note agreement with Revolution Automotive for $483,628. Pursuant to the promissory note agreement, Revolution Automotive will make monthly payment of $5,000 for 60 months, including interest, with final payment of $284,453. The loan bears interest of 5% per annum. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days. The principal plus interest shall be paid off no later than April 30, 2023.

d.	Accounts payable - related parties

As of September 30, 2018 and December 31, 2017, the Company had a total accounts payable balance of $3,147,470 and $ 4,075,927 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

e.	Advance from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balances for advance from customers involving related parties amounted to $349,721 and $1,350,296 as of September 30, 2018 and December 31, 2017, respectively.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

Related party sales and purchases transactions:

The Company also makes regular sales to or purchases from various related parties during the normal course of business. The total sales made to related parties amounted to $13,364,070 and $14,107,311 for the nine months ended September 30, 2018 and 2017, and $4,427,639 and $3,230,646 for the three months ended September 30, 2018 and 2017 respectively. The total purchases made from related parties were $26,882,395 and $25,527,242 for the nine months ended September 30, 2018 and 2017, and $13,871,903 and $12,807,218 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 11 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products. Based on management’s assessment, the Company has determined that it has two operating segments: sales to independent restaurants and wholesale.

The following table presents net sales by segment for the nine and three months ended September 30, 2018 and 2017, respectively:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017

Sales to independent restaurants	$203,272,084	$208,530,756
Wholesale	13,960,000	17,206,281
Total	$217,232,084	$225,737,037

	For the Three Months Ended
	September 30, 2018	September 30, 2017

Sales to independent restaurants	$65,755,748	$70,939,519
Wholesale	4,608,053	4,656,357
Total	$70,363,798	$75,595,876

All the Company’s revenue was generated from its business operation in the U.S.

	For the Nine Months Ended September 30, 2018
	Sales to independent restaurants	Wholesale	Total
Revenue	$203,272,084	$13,960,000	$217,232,084
Cost of revenue	167,388,910	13,052,688	180,441,598
Gross profit	$35,883,174	$907,312	$36,790,486
Depreciation and amortization	$1,477,627	$101,478	$1,579,105
Total capital expenditures	$2,053,203	$141,007	$2,194,210

	For the Nine Months Ended September 30, 2017
	Sales to independent restaurants	Wholesale	Total
Revenue	$208,530,756	$17,206,281	$225,737,037
Cost of revenue	177,468,565	16,676,757	194,145,322
Gross profit	$31,062,191	$529,524	$31,591,715
Depreciation and amortization	$1,279,312	$105,559	$1,384,871
Total capital expenditures	$1,939,300	$176,887	$2,116,187

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30, 2018
	Sales to independent restaurants	Wholesale	Total
Revenue	$65,755,745	$4,608,053	$70,363,798
Cost of revenue	53,488,702	4,312,409	57,801,111
Gross profit	$12,267,043	$295,644	$12,562,687
Depreciation and amortization	$502,293	$35,150	$537,443
Total capital expenditures	$115,593	$9,237	$124,830

	For the Three Months Ended September 30, 2017
	Sales to independent restaurants	Wholesale	Total
Revenue	$70,939,519	$4,656,357	$75,595,876
Cost of revenue	59,987,884	4,479,565	64,467,449
Gross profit	$10,951,635	$176,792	$11,128,427
Depreciation and amortization	$445,959	$29,547	$475,506
Total capital expenditures	$—	$—	$—

	As of September 30, 2018	As of December 31, 2017
Total assets:
Sales to independent restaurants	$78,377,247	$75,180,924
Wholesale	5,382,669	5,476,976
Total Assets	$83,759,916	$80,657,900

NOTE 12 – CONTINGENCY

Kirnland Food Distribution, Inc., a subsidiary of the Company, is currently under an inquiry by the United States Department of Labor, Wage and Hour Division, Atlanta Regional Office, concerning wage practices and record keeping during the years 2013 through 2016 and continuing through the present time. As of the date of these financial statements, that inquiry remains open and the company has received no final notice of findings or definitive assessment. On July 3, 2018, the Department of Labor has indicated a preliminary determination in its inquiry, and has estimated that in its preliminary analysis the potential back wages, liquidated damages and related costs would be approximately $2.5 million for the period from 2013 through current time, although the final amount has not yet been determined and could differ from the estimate. The $2.5 million has been accrued in distribution, selling and administrative expenses in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

The Company believes that it has resolved the past issues raised by the Department of Labor, and also plans on providing the Department of Labor with its actions taken to address the issues raised currently and on an ongoing basis.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HF FOODS GROUP INC.

You should read the following description of HF Foods’ results of operations and financial condition in conjunction with its consolidated audited financial statements for the years ended December 31, 2017 and 2016.

Overview

HF Foods Group Inc. (“HF Foods”, or the “Company”), previously known as “Atlantic Acquisition Corp.” (“Atlantic”), markets and distributes fresh produces, frozen and dry food, and non-food products to primarily Asian/Chinese restaurants and other foodservice customers throughout the Southeast region of the United States of America (“USA”). Atlantic Acquisition Corp. is a Delaware company incorporated on May 19, 2016 in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, what Atlantic refers to as a “target business.”

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Merger Agreement”), dated as of March 28, 2018, by and among HF Foods Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Foods Holding Corporation, a North Carolina corporation (“HF Holding”), the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Merger”) and a wholly-owned subsidiary of Atlantic (the “Acquisition”). Additionally, upon the closing of the transactions contemplated by the Merger Agreement (the “Closing”), (i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (collectively, these transactions are referred to as the “Transactions”).

At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entities.

After giving effect to the Transactions, there are currently 22,558,492 shares of Atlantic’s common stock issued and outstanding (without giving effect to the post closing cancellation of 390,000 shares held by an unaffiliated stockholder. Upon the Closing, Atlantic’s rights and units ceased trading and Atlantic’s common stock commenced trading on Thursday, August 23, 2018 on the Nasdaq Capital Market under the symbol “HFFG”.

Outlook

HF Foods plans to continue to expand its business through acquisition of other distributors and wholesalers, which heavily depends on having sufficient capital. If HF Foods is not able to obtain equity or debt financing, or borrowings from bank loans, it may not be able to execute its plan to acquire smaller competitors. Even if HF Foods is able to make such acquisitions, HF Foods may not be able to successfully integrate the acquired businesses and improve their profitability as it plans, which could have a material adverse effect on its financial condition and future operating performance.

HF Foods’ net revenue for the nine months ended September 30, 2018 was $217.2 million, a decrease of $8.5 million, or 3.8%, from $225.7 million for the nine months ended September 30, 2017. Net income attributable to HF Foods’ stockholders for the nine months ended September 30, 2018 was $3.8 million, a decrease of $3.1 million, or 44.9%, from $6.9 million for the nine months ended September 30, 2017. Adjusted EBITDA for the nine months ended September 30, 2018 was $10.4 million, an increase of $0.5 million, or 5.1%, from $9.9 million for the nine months ended September 30, 2017. For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Holding Corporation — Adjusted EBITDA” below.

How to Assess HF Foods’ Performance

In assessing performance, HF Foods considers a variety of performance and financial measures, including principal growth in net revenue, gross profit, distribution, general and administrative expenses, and adjusted EBITDA. The key measures that we use to evaluate the performance of HF Foods’ business are set forth below:

Net Revenue

Net revenue is equal to gross sales minus sales returns; sales incentives that HF Foods offers to its customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. HF Foods’ net sales are driven by changes in number of customers, product inflation that is reflected in the pricing of its products, and mix of products sold.

Gross Profit

Gross profit is equal to net sales minus cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration), inbound freight, custom clearance fees and other miscellaneous expenses. Cost of goods sold generally changes as HF Foods incurs higher or lower costs from suppliers and as the customer and product mix changes.

Distribution, General and Administrative Expenses

Distribution, general and administrative expenses primarily consist of salaries and benefits for employees and contract labors, trucking and fuels expenses, utilities, maintenance and repairs expenses, insurance expense, depreciation and amortization expenses, selling and marketing expenses, professional fees and other operating expenses.

Adjusted EBITDA

HF Foods believes that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of HF Foods’ operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting HF Foods’ business than GAAP measures alone can provide. HF Foods’ management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect its operating performance. HF Foods’ management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the company’s financial measures with the companies in the same industry, many of which present similar non-GAAP financial measures to investors. HF Foods presents Adjusted EBITDA in order to provide supplemental information that Management considers relevant for the readers of its consolidated financial statements included elsewhere in this Filing, and such information is not meant to replace or supersede U.S. GAAP measures.

HF Foods’ management defines Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items. The definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations as analytical tools, you should not consider them in isolation or as substitutes for analysis of HF Foods results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	excludes certain tax payments that may represent a reduction in cash available to HF Foods;

●	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

●	does not reflect changes in, or cash requirements for, HF Foods’ working capital needs; and

●	does not reflect the significant interest expense, or the cash requirements, necessary to service HF Foods’ debt.

Results of Operations for the nine months ended September 30, 2018 and 2017

The following table sets forth a summary of HF Foods’ consolidated results of operations for the nine months ended September 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the nine months ended September
	30,		Changes
	2018	2017	Amount	%
Net revenue	$217,232,084	$225,737,037	$(8,504,954)	(3.8)%
Cost of revenue	180,441,598	194,145,322	(13,703,724)	(7.1)%
Gross profit	36,790,486	31,591,715	5,198,771	16.5%
Distribution, selling and administrative expenses	31,725,945	24,030,554	7,695,391	32%
Income from operations	5,064,541	7,561,161	(2,496,959)	(33)%
Interest income	346,822	16,979	329,843	1943%
Interest expenses and bank charges	(1,024,762)	(1,030,523)	(5,761)	(0.6)%
Other income	918,010	832,683	85,327	10.2%
Income before income tax provision	5,304,611	7,380,300	(2,075,689)	(28.1)%
Provision for income taxes	1,542,207	476,624	1,065,583	223.6%
Net income	3,762,404	6,903,676	(3,141,272)	(45.5)%
Less: net income(loss) attributable to noncontrolling interest	(277,855)	256,132	(533,987)	(208.5)%
Net income attributable to HF Foods Group Inc.	$4,040,259	$6,647,544	$(2,607,285)	(39.2)%
Net income attributable to HF Foods Group Inc.	$4,040,259	$6,647,544	$(2,607,285)	(39.2)%

Net Revenue

HF Foods’ net revenue was $217.2 million for the nine months ended September 30, 2018, which consisted of $203.3 million, or 93.6% of net revenue, sold to independent restaurants (Chinese/Asian restaurants) and $14.0 million, or 6.4% of net revenue, sold wholesale to smaller distributors. Net revenue was $225.7 million for the nine months ended September 30, 2017, which consisted of $208.5 million, or 92.4% of net revenue, sold to independent restaurants and $17.2 million, or 7.6% of net revenue, sold wholesale to smaller distributors.

The following table sets forth the breakdown of HF Foods’ net revenue:

	For the nine months ended September 30,
	2018		2017		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$203,272,084	93.6%	$208,530,756	92.4%	$(5,258,672)	(2.5)%
Wholesale	13,960,000	6.4%	17,206,281	7.6%	(3,246,281)	(18.9)%
Total	$217,232,084	100.0%	$225,737,037	100.0%	$(8,504,953)	(3.8)%

Compared with the nine months ended September 30, 2017, HF Foods’ net revenue decreased by $8.5 million, or 3.8%, for the nine months ended September 30, 2018, which was primarily attributable to a $3.2 million decrease in sales to wholesale customers. The decrease was a result of HF Foods’ continuing effort to reduce wholesales with low margin to improve the overall margin. Sales to independent restaurants decreased by $5.3 million primarily due to the reduced commodity price in 2018. Our sales quantity stayed consistent, however, due to the price decreased by 15% - 30% across different products categories, overall sales to independent restaurants decreased.

HF Foods conducts wholesale sales as a supplemental business for foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. The net revenue from wholesale for the nine months ended September 30, 2018 showed a 18.9% decrease compared with the nine months ended September 30, 2017. Starting from the second quarter of 2018, HF stopped selling to two customers with very low gross margin in order to improve the overall margin of the business. In addition, the decreased commodity price also contributes to the decreased sales.

Cost of Revenue and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for HF Foods’ sales to independent restaurants, wholesale and total net revenue:

	For the nine months ended September 30,		Changes
	2018	2017	Amount	%

Sales to independent restaurants
Net revenue	$203,272,084	$208,530,756	$(5,258,672)	(2.5)%
Cost of revenue	167,388,910	177,468,565	(10,079,655)	(5.7)%
Gross profit	$35,883,174	$31,062,191	$4,820,983	15.5%
Gross Margin	17.7%	14.9%	2.8%

Wholesale
Net revenue	$13,960,000	$17,206,281	$(3,246,281)	(18.9)%
Cost of revenue	13,052,688	16,676,757	(3,624,069)	(21.7)%
Gross profit	$907,312	$529,524	$377,788	71.3%
Gross Margin	6.5%	3.1%	3.4%

Total sales
Net revenue	$217,232,084	$225,737,037	$(8,504,953)	(3.8)%
Cost of revenue	180,441,598	194,145,322	(13,703,724)	(7.1)%
Gross profit	$36,790,486	$31,591,715	$5,198,771	16.5%
Gross Margin	16.9%	14%	2.9%

HF Foods’ cost of revenue was $180.4 million for the nine months ended September 30, 2018, a decrease of $13.7 million, or 7.1%, from $194.1 million for the nine months ended September 30, 2017, which was primarily attributable to the decrease of $10.1 million in cost of revenue for the sales to independent restaurants and a $ 3.6 million decrease in cost for wholesale revenue.

HF Foods’ gross profit was $36.8 million for nine months ended September 30, 2018, an increase of $5.2 million, or 16.5%, from $31.6 million for the nine months ended September 30, 2017, which was primarily attributable to the increase of $4.8 million in gross profit derived from sales to independent restaurants, from $31.1 million for the nine months ended September 30, 2017 to $35.9 million for the nine months ended September 30, 2018. The increase was mainly due to the improvement of negotiation power with vendors and the appreciation of USD to RMB, which lowered our purchase cost of products imported from China. Our gross margin for wholesale segment increased by $378,000, while our wholesale revenue decreased by $3.2 million. The increase of margin was a result of HF Foods’ continuing effort to improve the wholesale margin. Starting from the second quarter of 2018, HF stopped selling to two customers with very low gross margin in order to improve overall margin of the business.

HF Foods’ gross margin increased from 14% for the nine months ended September 30, 2017 to 16.9% for the nine months ended September 30, 2018, representing an increase of 290 basis points, which primarily resulted from the increase of 280 basis point in gross margin from the sales to independent restaurants and 340 base point from the wholesale segment. The increase in gross margin was mainly attributable to (a) a lower purchase price negotiated with vendors as a result of larger purchase volumes and strengthened negotiating power with vendors, (b) the appreciation of USD to RMB, which lowered our purchase cost of imported products from China, (c) the improvement of the centralized procurement function resulting in more efficient management of inventory, logistics and vendor payment, and (d) reduction of sales to customers with low margins.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses were $31.7 million for the nine months ended September 30, 2018, an increase of $7.7 million, or 32%, from $24.0 million for the nine months ended September 30, 2017. The increase was mainly attributable to: (a) an increase of $4.4 million in salaries for senior managements and contract labor costs for increasing 36 truck drivers preparing for business expansion, (b) $2.5 million of labor dispute expenses for Kirnland Food Distribution (“Kirnland”), which was discussed below, (c) an increase of $0.8 million in professional fee paid for legal service, consulting, auditing, etc related to the Company’s restructure and preparation for the merger with Atlantic, and (d) an increase of $0.8 million in advertising expenses.

Kirnland Food Distribution, Inc., a subsidiary of the Company, is currently under an inquiry by the United States Department of Labor, Wage and Hour Division, Atlanta Regional Office, concerning wage practices and record keeping during the years 2013 through 2016 and continuing through the present time. As of the date of these financial statements, that inquiry remains open and the company has received no final notice of findings or definitive assessment. The Department of Labor has indicated a preliminary determination in its inquiry, and has estimated that in its preliminary analysis the potential back wages, liquidated damages and related costs would be approximately $2.5 million for the period from 2013 through current time, although the final amount has not yet been determined and could differ from the estimate. The $2.5 million has been accrued in distribution, selling and administrative expenses in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

The Company believes that it has resolved the past issues raised by the Department of Labor, and also plans on providing the Department of Labor with its actions taken to address the issues raised currently and on an ongoing basis.

Interest Expenses and Bank Charges

Interest expenses and bank charges are primarily generated from lines of credit, capital leases and long-term debt. Interest expenses and bank charges were $1.0 million for the nine months ended September 30, 2018 and 2017 for the bank loan and line of credit.

Other Income

Other income primarily consists of non-operating income and rental income. Other income was $0.9 million for the nine months ended September 30, 2018 as compared to $0.8 million for the nine months ended September 30, 2017, representing an increase of $0.1 million, which was primarily attributable to rental income from a subsidiary acquired in 2017.

Income taxes Provision

HF Foods’ provision for income taxes increased by $1.0 million, or 224%, from $0.5 million for the nine months ended September 30, 2017 to $1.5 million for the nine months ended September 30, 2018, as a result of the fact that effective January 1, 2018, all of the S corporation and partnership entities within HF Foods have been converted to C corporations and were taxed at the corporate level. Before January 1, 2018, only one subsidiary was taxed at the corporate level.

Net Income (Loss) Attributable to Noncontrolling interest

HF Foods’ net income (loss) attributable to noncontrolling interest was derived from one minority owned subsidiary and decreased by $533,987, or 208.5%, from $256,132 income for the nine months ended September 30, 2017 to $277,855 loss for the nine months ended September 30, 2018, as a result of the increase of net loss of the subsidiary which is partially owned by noncontrolling interest holders.

Net Income Attributable to HF Foods’ Stockholder

As a result of above, HF Foods’ net income attributable to HF Foods’ stockholders decreased by $3.1 million, or 45.5%, from $6.9 million for the nine months ended September 30, 2017 to $3.8 million for the nine months ended September 30, 2018.

Adjusted EBITDA

The following table sets forth of the calculation of HF Foods’ adjusted EBITDA:

	For the nine months ended September 30,		Changes
	2018	2017	Amount	%

Net income	$3,762,404	$6,903,676	$(3,141,272)	(45,5)%
Interests expenses	1,024,762	1,030,523	(5,761)	(0.6)%
Income tax provision	1,542,207	476,624	1,065,583	223.6%
Depreciation & Amortization	1,585,067	1,501,071	83,996	5.6%
Non-recurring expenses*	2,500,000	—	2,500,000	N/A
Adjusted EBITDA	$10,414,440	$9,911,894	$502,546	5.1%
Percentage of revenue	4.8%	4.4%	0.4%

*  Non-recurring expenses represented $2.5 million of labor dispute expenses for Kirnland accrued for the nine months ended September 30, 2018, which was discussed in the section of Distribution, Selling and Administrative Expenses above.

HF Foods’ adjusted EBITDA was $10.4 million for the nine months ended September 30, 2018, an increase of $0.5million, or 5.1%, compared to $9.9 million for the nine months ended September 30, 2017, mainly attributable to the increase of gross margin due to the lower purchase price and the reduction of low margin wholesale in this quarter as discussed above. The percentage of revenue for adjusted EBITDA was 4.8% and 4.4% for the nine months ended September 30, 2018 and 2017, respectively.

Results of Operations for the three months ended September 30, 2018 and 2017

The following table sets forth a summary of HF Foods’ consolidated results of operations for the three months ended September 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended September 30,		Changes
	2018	2017	Amount	%
Net revenue	$70,363,798	$75,595,876	$(5,232,078)	(6.9)%
Cost of revenue	57,801,111	64,467,449	(6,666,338)	(10.3)%
Gross profit	12,562,687	11,128,27	1,434,260	12.9%
Distribution, selling and administrative expenses	10,385,563	8,645,443	1,740,120	20.14%
Income from operations	2,177,124	2,482,984	(305,860)	(12.3)%
Interest income	333,072	12,812	320,260	2500%
Interest expenses and bank charges	(270,049)	(409,243)	(264,616)	(34)%
Other income	370,678	635,294	194,838	(41.7)%
Income before income tax provision	2,610,825	2,721,847	(111,022)	113.0%
Provision for income taxes	840,147	486,646	371,501	79.3%
Net income	1,770,678	2,253,201	(482,523)	(21.4)%
Less: net income attributable to noncontrolling interest	103,600	277,386	(173,786)	(62.7)%
Net income attributable to HF Foods Holding Corporation	$1,667,078	$1,975,815	$(308,737)	(15.6)%

Net Revenue

HF Foods’ net revenue was $70.4 million for the three months ended September 30, 2018, which consisted of $65.8 million, or 93.5% of net revenue, sold to independent restaurants (Chinese/Asian restaurants) and $4.6 million, or 6.5% of net revenue, sold as wholesale to smaller distributors. Net revenue was $75.6 million for the three months ended September 30, 2017, which consisted of $70.1 million, or 93.8% of net revenue, sold to independent restaurants and $4.7 million, or 6.2% of net revenue, as wholesale to smaller distributors.

The following table sets forth the breakdown of HF Foods’ net revenue:

	For the three months ended September 30,
	2018		2017		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$65,755,745	93.5%	$70,939,519	93.8%	$(5,183,774)	(7)%
Wholesale	4,608,053	6.5%	4,656,357	6.2%	(48,304)	(1.0)%
Total	$70,363,798	100.0%	$75,595,876	100.0%	$(5,232,078)	(6.9)%

Compared with the three months ended September 30, 2017, HF Foods’ net revenue decreased by $5.2 million, or 7%, for the three months ended September 30, 2018, which was primarily attributable to a $5.2 million decrease in sales to independent restaurants, primarily due to reduced commodity prices in 2018 which price reductions we passed along to our customer. Our sales quantity stayed consistent, however, due to the price decreases by 15% - 30% across different products categories, overall sales to independent restaurants decreased.

HF Foods conducts wholesale as supplemental business for foodservice distribution to restaurants, by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchase can improve overall bargaining power with manufacturers by increasing total order quantity. The net revenue from wholesale for the three months ended September 30, 2018 showed a 1% decrease compared with the three months ended September 30, 2017, which was within the normal fluctuation of business operations.

Cost of Revenue and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for HF Foods’ sales to independent restaurants, wholesale and total net revenue:

	For the three months ended September
	30,		Changes
	2018	2017	Amount
Sales to independent restaurants

Net revenue	$65,755,745	$70,939,519	$(5,183,774)	(7)%
Cost of revenue	53,488,702	59,987,884	(6,499,182)	(11)%
Gross Margin	18.7%	15.4%	3.3%
Gross profit	$12,267,043	$10,951,635	$1,315,408	12%

Wholesale
Net revenue	$4,608,053	$4,656,357	$(48,304)	(1)%
Cost of revenue	4,312,409	4,479,565	(167,156)	(3.7)%
Gross profit	$295,644	$176,792	$118,852	67.2%

Total sales
Net revenue	$70,363,798	$75,595,876	$(5,232,078)	(7)%
Cost of revenue	57,801,111	64,467,449	(6,666,338)	(10.3)%
Gross profit	$12,562,687	$11,128,427	$1,434,260	12.9%
Gross Margin	17.9%	14.7%	3.2%

HF Foods’ cost of revenue was $57.8 million for the three months ended September 30, 2018, a decrease of $6.7 million, or 10.3%, from $64.5 million for the three months ended September 30, 2017, which was primarily attributable to the decrease of $6.5 million in cost of revenue for the sales to independent restaurants, from $53.5 million for the three months ended September 30, 2017 to $60 million for the three months ended September 30, 2017. The increase was mainly attributable to the decrease in sales.

HF Foods’ gross profit was $12.5 million for the three months ended September 30, 2018, an increase of $1.4 million, or 12.9%, from $11.1 million for the three months ended September 30, 2017, which was primarily attributable to the increase of $1.3 million in gross profit derived from sales to independent restaurants, from $11 million for the three months ended September 30, 2017 to $12.3 million for the three months ended September 30, 2018. HF Foods’ gross margin increased from 14.7% for the three months ended September 30, 2017 to 17.9% for the three months ended September 30, 2018, representing an increase of 320 basis points, which primarily resulted from the increase of 330 basis point in gross margin from the sales to independent restaurants from 15.4% for the three months ended September 30, 2017 to 18.7% for the three months ended September 30, 2018. HF Foods believes the increase in gross margin was mainly attributable to (a) a lower purchase price negotiated with vendors as a result of larger purchase volumes and strengthened negotiating power with vendors, (b) the appreciation of USD to RMB, which lowered our purchase cost of imported products from China, (c) the improvement of the centralized procurement function resulting in more efficient management of inventory, logistics and vendor payment, and (d) reduction of sales to customers with low margins.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $10.4 million for the three months ended September 30, 2018, an increase of $1.7 million, or 20.1%, from $8.6 million for the three months ended September 30, 2017. The increase was mainly attributable to: (a) an increase of $1.0 million in salaries for senior managements and contract labor costs for increasing 36 truck drivers preparing for business expansion, (b) $0.3 million of labor dispute expenses for Kirnland Food Distribution (“Kirnland”), (c) an increase of $0.5 million in advertising expenses.

Interest Expenses and Bank Charges

Interest expenses and bank charges are primarily generated from lines of credit, capital leases and long-term debt. Interest expenses and bank charges were $0.3 million for the three months ended September 30, 2018, an increase of $0.3 million compared with $12,000 for the three months ended September 30, 2017, which was primarily the result of an increase in long-term debt.

Other Income

Other income primarily consists of non-operating income and rental income. Other income was $0.4 million for the three months ended September 30, 2018 as compared to $0.6 million for the three months ended September 30, 2017, representing an increase of $0.2 million, which was primarily attributable to the decrease of rental income of $0.2 million in 2018.

Income taxes Provision

HF Foods’ provision for income taxes increased by $0.3 million, or 79.3%, from $0.5 million for the three months ended September 30, 2017 to $0.8 million for the three months ended September 30, 2018, as a result of the fact that effective January 1, 2018, all of the S corporation and partnership entities within HF Foods have been converted to C corporations and were taxed at the corporate level. Before January 1, 2018, only one subsidiary was taxed at the corporate level.

Net Income Attributable to Noncontrolling interest

HF Foods’ net income attributable to noncontrolling interest was derived from one minority owned subsidiary and decreased by $0.2 million or 63% from $0.3 million for the three months ended September 30, 2017 to $0.1 million for the three months ended September 30, 2018, as a result of the decrease of net income of the subsidiary which is partially owned by noncontrolling interest holders.

Net Income Attributable to HF Foods’ Stockholder

As a result, HF Foods’ net income attributable to HF Foods’ stockholder decreased by $0.3million, or 15.6%, from $2.0 million for the three months ended September 30, 2017 to $1.7 million for the three months ended September 30, 2018.

Adjusted EBITDA

The following table sets forth of the calculation of HF Foods’ adjusted EBITDA:

	For the three month ended September 30,		Changes
	2018	2017	Amount	%
Net income	$1,770,678	$2,253,201	$(482,523)	(21.4)%
Interests expenses	270,049	409,243	(139,194)	(34)%
Income tax provision	840,147	468,646	371,501	79.3%
Depreciation & Amortization	533,992	576,375	(42,383)	(17.4)%

Non-recurring expenses*	300,000	—	300,000	N/A

Adjusted EBITDA	$3,718,317	$3,606,596	$111,721	3.1%

Percentage of revenue	5.3%	4.9%	0.6%

HF Foods’ adjusted EBITDA was $3.7 million for the three months ended September 30, 2018, an increase of $7,401, or 0.2%, compared to $3.7 million for the three months ended September 30, 2017, mainly attributable to the increase of gross margin derived from the sales to independent restaurants with HF Foods’ continuing effort to offer better products and value-added services to its customers, strengthen its negotiation power with suppliers, and improve the operation efficiency for centralized procurement, inventory and logistics management. The percentage of revenue for adjusted EBITDA was 5.3% and 4.9% for the three months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, HF Foods had cash of approximately $7.8 million. HF Foods has funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

Although HF Foods’ management believes that the cash generated from operations will be sufficient to meet its normal working capital needs for at least the next twelve months, its ability to repay its current obligation will depend on the future realization of its current assets. HF Foods’ management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of September 30, 2018. Based on the above considerations, HF Foods’ management is of the opinion that HF Foods has sufficient funds to meet its working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in their plan. There are a number of factors that could potentially arise that could result in shortfalls to the Group’s plan, such as the demand for its products, economic conditions, the competitive pricing in the foodservice distribution industry and its bank and suppliers being able to provide continued supports. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, HF Foods may be forced to reduce or delay its expected acquisition plan, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt.

The following table summarizes HF Foods’ cash flow data for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$8,484,258	$9,128,973
Net cash provided by (used in) investing activities	(4,995,690)	2,877,619
Net cash used in financing activities	(1,781,661)	(11,682,564)
Net increase in cash and cash equivalents	$1,704,907	$324,028

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $8.5 million for the nine months ended September 30, 2018, a decrease of $0.6 million, or 7%, compared to net cash provided by operating activities of $9.1 million for the nine months ended September 30, 2017. The decrease was a result of an increase of $2.0 million from change of working capital mainly resulting from the change in related party accounts receivable, increase of bad debt expense of 0.5 million, offset by a decrease $3.1million in net income.

Investing Activities

Net cash used in investing activities was approximately $5.0 million for the nine months ended September 30, 2018, an increase of $7.9 million, or 274%, compared to $2.9 million net cash provided by investing activities for the nine months ended September 30, 2017. The increase was a combined result of an increase of $4.2 million used in long term notes receivable, an increase of $1.6 million of cash received in connection of reverse acquisition with Atlantic Acquisition and a decrease of $1.7 million of collection from long-term notes receivable – related parties.

Financing Activities

Net cash used in financing activities was approximately $1.8 million for the nine months ended September 30, 2018, a decrease of $9.9 million, or 85%, compared with $11.7 million for the nine months ended September 30, 2017. The increase was a combined result of an increase of $4.9 million proceeds from lines of credit and long-term debt, and a decrease of $7.6 million payment made for the cash dividend to shareholders, offset by an increase of $2.7 million repayment from lines of credit.

Commitments and Contractual Obligations

The following table presents the company’s material contractual obligations as of September 30, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than
Lines of credit	$12,494,146	$12,494,146	$—	$—	$—
Long-term debt	14,721,122	1,339,548	2,163,714	1,563,759	9,654,102
Capital lease obligations	232,901	232,901	—	—	—
Operating lease commitments	28,630,448	907,716	1,742,641	1,927,838	24,052,253
Total	$56,078,617	$14,974,311	$3,906,355	$3,491,597	$33,706,355

Off -balance Sheet Arrangements

HF Foods is not a party to any off -balance sheet arrangements.

Critical Accounting Estimates

The discussion and analysis of HF Foods’ financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. These principles require HF Foods’ management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, accounts receivable, revenue recognition, impairment of long-lived assets and income taxes. HF Foods bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

HF Foods’ management believes that among their significant accounting policies, which are described in Note 2 to the audited consolidated financial statements of HF Foods included in this proxy statement, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, HF Foods’ management believes these are the most critical to fully understand and evaluate its financial condition and results of operations.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of September 30, 2018 and December 31, 2017, the allowances for doubtful accounts were $629,339 and $567,108, respectively.

Revenue recognition

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a point in time.

The contract assets and contract liabilities are recorded on the Condensed Consolidated Balance Sheet as accounts receivable and advance payment from customers as of September 30, 2018 and December 31, 2017. For the nine and three months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
North Carolina	$33,693,973	$36,374,614
Florida	21,156,747	22,221,066
Georgia	15,513,077	17,000,196
Total	$70,363,798	$75,595,876

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
North Carolina	$103,262,880	$108,846,810
Florida	66,282,082	65,584,564
Georgia	47,687,122	51,305,663
Total	$217,232,084	$225,737,037

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there was any uncertain tax position at September 30, 2018, and December 31, 2017.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated statement of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has not early adopted this update and it will become effective on July 1, 2020. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we were not subject to material market interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no changes with respect to risk factor as previously disclosed in our proxy statement filed on July 15, 2018 under the caption “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Pursuant to the Merger Agreement, the HF Group stockholders received, as consideration for the Acquisition, an aggregate of 19,969,831 shares of Atlantic common stock at the closing of the Transactions as described in Item 2.01, above, representing, in the aggregate approximately 88.5% of the issued and outstanding shares of common stock. The securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the Transactions did not involve a public offering.

As previously reported by the Company on Form 8-K filed with the SEC on August 9, 2018, Atlantic entered into an agreement with Polar Multi-Strategy Master Fund (“Polar”) pursuant to which Polar agreed to sell 400,000 shares of Atlantic’s common stock to Atlantic 10 days after the closing of Atlantic’s business combination with HF Group Holding Corporation. Atlantic will pay $4,120,000 for such shares and will issue Polar 10,000 restricted shares of Atlantic’s common stock. The shares were issued effective September 30, 2018. The Company relied upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

HF FOODS GROUP INC.

By:	/s/ Zhou Min Ni
Zhou Min Ni
Chief Executive Officer (Principal executive officer)

By:	/s/ Jian (“Jonathan”) Ming Ni
Jian (“Jonathan”) Ming Ni
Chief Financial Officer (Principal financial and accounting officer)

Date: November 14, 2018