Form 10-K
period 2018-12-31
HF Foods Group Inc.
filed 2019-04-01
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECember 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

COMMISSION FILE NO. 001-38180

HF Foods Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2717873
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6001 W. Market Street Greensboro, NC	27409
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (336) 268-2080

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, par value $[•] per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,245,420 based on the closing price of $10.15 per share as reported on the Nasdaq Capital Market on June 29, 2018.

As of March 27, 2019, the registrant had 22,167,486 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

HF FOODS GROUP INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

Table of Contents

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for HF Foods Group Inc. (“HF Foods,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:

●	Unfavorable macroeconomic conditions in the United States;
●	Competition in the food service distribution industry particularly the entry of new competitors into the Chinese/Asian restaurant market niche;
●	Increases in fuel costs;
●	Increases in commodity prices;
●	Disruption of relationships with vendors and increases in product prices;
●	US government tariffs on products imported into the United States, particularly from China;
●	Changes in consumer eating and dining out habits;
●	Disruption of relationships with or loss of customers;
●	Our ability to execute our acquisition strategy;
●	Availability of financing to execute our acquisition strategy;
●	Our ability to renew or replace the current lease of our warehouse in Georgia;
●	Control of the Company by our Chief Executive Officer and principal stockholder;
●	Failure to retain our senior management and other key personnel particularly, Zhou Min Ni and Chan Sin Wong;
●	Our ability to attract, train and retain employees;
●	Changes in and enforcement of immigration laws;
●	Failure to comply with various federal, state and local rules and regulations regarding food safety, sanitation, transportation, minimum wage, overtime and other health and safety laws;
●

Product recalls, voluntary recalls or withdrawals if any of the products we distribute are alleged to have caused illness, been mislabeled, misbranded or adulterated or to otherwise have violated applicable government regulations;

●	Failure to protect our intellectual property rights;
●	Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
●	The development of an active trading market for our common stock; and
●	other factors discussed in “Item 1A. Risk Factors.” and “Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.” in this Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS.

Overview

HF Foods Group Inc. acting through its subsidiaries (“HF Foods,” the “Company,” “we,” “us,” or “our”), is a foodservice distributor operated by Chinese Americans, providing Chinese restaurants, primarily Chinese takeout restaurants located in the southeastern United States, with good quality food and supplies at competitive prices. Since our inception in 1997, fueled by increasing demand in the Chinese foods market segment, which our management believes is highly fragmented with unsophisticated competitors and has natural cultural barriers, we have grown our business and currently serve approximately 3,200 restaurant customers in ten states with our deep understanding of Chinese Culture and our business know-how in the Chinese community.

Chinese takeout restaurants are located in most, if not all, urban and suburban areas in the United States. They focus on serving Chinese cuisine mainly to non-Chinese Americans. Our management believes that, for the most part, these takeout restaurants are operated by individual families with very few workers, and over 80% of the restaurants we service are owned by Chinese Americans from Fuzhou (“Fuzhouese”), the province capital of Fujian, China. The industry has been able to grow rapidly because it provides good food at low cost and in a convenient way. We offer an array of specialty Chinese foods and supplies that are not widely available elsewhere. By becoming a one-stop-shopping location for our customers, we have made it more difficult for small competitors to enter this market. As a way to focus our efforts, we concentrate on serving primarily the fast growing Chinese restaurants in the southeastern region of the United States. With natural cultural barriers, we are able to maintain market position with our core customers and compete effectively against large competitors serving mainstream restaurants, like Sysco and US Food Services, who have not effectively penetrated this market segment.

In the past 20 years of operation, we have developed distribution channels throughout the southeastern United States. We have three distribution centers located in Greensboro, North Carolina, Ocala, Florida, and Atlanta Georgia. We have developed a proprietary information system for management of customer relationships and inventory management and are able to sustain our growth partly because of this information system. We also use a call-center located in China, which allows us to serve our customers on a 24-hour basis in their native language, while lowering the administrative cost in the United States. Supported by technology, we have been able to support our growing customer base and, at the same time, keep operating costs low. By utilizing private networks, we have linked our Greensboro headquarters with both our other distribution centers and our outsourced call center in China. This communication system allows us to communicate seamlessly both internally and externally with our customers.

Development of Business

We were founded by Zhou Min Ni and his wife, Chan Sin Wong in 1997. They came to the United States from Fuzhou, the provincial capital of Fujian, China. Like many other Fuzhouese, they started by working in Chinese takeout restaurants. After gaining experience, they established their own takeout restaurants in North Carolina. From the experience of operating Chinese takeout restaurants, they realized there was a great potential in the business of providing supplies to takeout restaurants.

The Company was founded in Kernersville, North Carolina in a 3,000-square-foot warehouse. In 2001, we opened a warehouse in Florida to further expand our reach to the southeastern United States. In 2003, we purchased a warehouse in Greensboro, North Carolina to support growing customer demand. In June 2005, we started to outsource our sales and customer services to a call center in China, which allows us to operate on a 24-hour basis and provides a solid platform for expansion. In late 2005, we opened a warehouse in Atlanta, Georgia. We acquired HD Food Service, a wholesaler operated in Winston Salem, North Carolina, in late 2008. This successful acquisition resulted in business expansion and sales growth.

Business Model and Competitive Advantage

We are committed to providing our customers with a wide range of products at competitive prices. Since inception, we have differentiated ourselves from our competitors with our distinctive product portfolio, supplier relationships, locations, and technology. Our wide range of product offerings sets us apart from other mainstream competitors such as Sysco and US Foods, as many of the items we offer are specific to the Chinese restaurant industry. More importantly, our relationships with our suppliers allow us to procure a large variety of products in volume at a low cost. We also import specialized items that would be difficult to procure domestically. With three warehouses and over one hundred trucks executing daily routes within 200 miles of our distribution centers, we offer our customers prompt delivery of high quality products.

We believe that the following elements of our business model provide us with a competitive advantage and has resulted in our success:

●	We offer a wide array of specialty products that are not widely provided by large distributors serving the mainstream market.

●	We have a deep understanding of Chinese Culture and most of our employees can speak the native language of our customers.

●	We outsource our sales and customer service to a call center located in China serving our customers in Chinese, which incurs lower administrative expenses and operates efficiently.

●	We capitalize on economies of scale, giving us strong negotiating power with suppliers.

●	We have developed a sophisticated infrastructure with three distribution centers and a fleet of well-maintained trucks for prompt delivery.

●	With the self-developed proprietary information system, we are able to manage our customer relationships and inventory efficiently and reduce operating expenses.

●	We have over 20 years of successful operational experience and a record of successful acquisitions.

We plan to strategically consolidate our market segment by acquiring competitors, including other distributors and wholesalers, to expand our business into untapped regions around the United States and to eventually grow into a nationwide foodservice distributor. We will continue to invest in the management technology system to further improve our operational efficiency, accuracy and customer satisfaction. We will also explore value-added products such as semi-prepared products to help our customers upgrade their service.

Industry and Market Analysis

We distribute food and supplies to Chinese/Asian restaurants, primarily Chinese takeout restaurants that mainly serve non-Chinese Americans, which is a niche market segment of the foodservice distribution industry. The foodservice industry in the U.S. is generally large and has a long history, with several large players such as Sysco Corporation, US Foods Holding Corp. and Performance Food Group Company, each serving a significant market share of the industry by offering a broad line of products and services, or carrying specific products for large chains. However, they do not generally serve Chinese restaurants.

Chinese/Asian Takeout Restaurants

Set forth below are the principal characteristics of the Chinese/Asian take-out restaurants we serve.

Primarily Serving Non-Chinese Americans. There are tens of thousands of Chinese takeout restaurants spread across the U.S., which primarily serve non-Chinese American customers. Although the products they serve cater to the preferences of a wide American mainstream of customers and are more simply prepared when compared with traditional well-served Chinese restaurant cuisine, they still maintain typical Chinese ingredients and cooking styles.

Operated by Fuzhouese Individual Families. Over 80% of the Chinese takeout restaurants we service are operated and owned by individual families with very few (two or three) workers. The owners usually are the first or second generation of Fuzhouese, Chinese American from Fuzhou, the province capital of Fujian, China. These takeout restaurants have very limited resources and appreciate value-added service to help them improve their operational efficiency. The owners and workers in the Chinese takeout restaurants usually speak Mandarin or the Fuzhou dialect, their regional dialect. Understanding the Chinese Culture and language is important for efficient communication with these customers.

Close-held Chinese American Community. Second or third generation Chinese Americans living in the U.S. inherit their traditional cultural, and ethnic languages, and we believe that people in these communities prefer to do business with Chinese Americans as opposed to other ethnic groups if they have a choice.

Unique Cooking Style and Ingredients for Chinese Cuisines. Chinese cuisine requires unique cooking styles such as steaming and wokking, and requires specialty ingredients and vegetables such as bitter melons, Chinese yams, vine spinach, Chinese cabbage and winter melon. They also use Chinese and Asian seasonings and spices including peanut oil, cooking wine, vinegar, dark soy source, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Chinese cuisine are not widely available from mainstream U.S. suppliers.

Growth Potential

Growing Consumption Trend for Food Away from Home. According to the National Restaurant Association, the percentage of Americans who prefer to have food away from home increased from 41.2% in 2014 to 43.8% in 2016. Our management believes the trend of consuming food away from home also represents a potential increase of demand for Chinese takeout restaurants.

More Recognition by Americans of Chinese Cuisines. With the growing influence of China’s economy and culture, more and more Americans are consuming Chinese cuisines. The management of the Company has seen increasing demand for Chinese cuisine and believe it will bring expansion opportunities for Chinese restaurants, and thus the food distribution industry.

Current Industry Landscape and Opportunities

Natural Culture Barriers to Entry. Understanding Chinese cooking culture is important to run a Chinese restaurant and, therefore, most Chinese takeout restaurants are operated by Chinese Americans, especially Fuzhouese. It is very difficult for mainstream food distributors to serve these restaurants because of cultural and language barriers.

Highly Fragmented Market Segment. The market is currently highly fragmented with many unsophisticated competitors and there is no recognized industry leader nationwide. Most participants are small players such as wholesalers, specialty import brokers, farmers markets, and local produce retailers without the support of sophisticated logistics infrastructure. We believe we are the only Chinese food distributor operating in the southeastern United States with a well-developed logistics infrastructure and experienced management team and that the fragmented market gives us the opportunity to consolidate the market and develop a dominant market position.

Infrastructure Barriers for New Entrants. The food distribution industry requires large capital investment and resources to build a logistics infrastructure with warehouses and a fleet of trucks to cover its distribution network. In addition, larger suppliers have greater negotiating power with vendors and price advantages for customers.

Demand for Value-Added Services. Our customers are Chinese/Asian restaurants, primarily takeout restaurants. Usually, these restaurants are relatively small with only approximately 1,000 square feet and are operated by family members with very few workers. Most of them are open seven days a week, twelve hours a day. These customers are price and quality sensitive and prefer large suppliers with scale economies providing competitive prices for products. Given the limited labor forces and resources of these restaurants, most desire to have more value-added services from the suppliers to help them to operate more efficiently.

In sum, we see a great opportunity for market consolidation. We believe we have advantages to address the current market imperfections and become a national leader in the niche market. With economies of scale, we can provide high quality products at competitive prices in an efficient way.

Business Model

Our business model features an integrated structure with three distribution centers with 400,000 square feet of total storage space, a fleet of 105 refrigerated vehicles for short-distance delivery, 12 tractors and 17 trailers for long-haul operations, and centralized inventory management and procurement, supported by an outsourced call center located in China for customer relationship management. We offer a variety of high quality products at competitive prices to our customers. Customers can benefit from our efficient supply chain to support such customer’s growth.

We offer one-stop service to Chinese restaurants with over 1,000 types of products, including fresh and frozen meats, Chinese specialty vegetables, sauces, and packaging materials for takeout restaurants. Chinese restaurants, especially small or takeout restaurants, can find almost all the products they need in our product lists, which can help them to save their workload to manage their purchase of inventory. We use an outsourced call center in Fuzhou, China, with 24 hour availability for sales and marketing, order placement and post-sales service, which reduces our operating costs, and offers service in Mandarin and Fuzhou dialect, in addition to English.

With 20 years of operations, we have established a large supplier network and we maintain long-term relationships with many major suppliers. The procurement team is led by Zhou Min Ni, CEO of the Company, who has a deep insight in the industry. The centralized procurement management system gives us negotiating power given the large procurement quantities, improves our turnover of inventory and account payables, and reduces our operating costs.

The graph below depicts our business model:

Products

We offer a wide range of products with over 1,000 products for the Chinese/Asian restaurants, primarily Chinese takeout restaurants. Products range from perishable produce to takeout food packaging materials. To meet our customers’ demands, we have a large variety and a complete line of products in our inventory. Eighty percent of sales volume currently consists of domestic goods such as frozen meat and vegetables, which are procured through large suppliers or directly from the producer. The remaining twenty percent are imported specialty products. We provide full service one-stop-shop for our customers in the southeastern United States by providing most of the products needed by our customers, from order placement to delivery and post-sales services. Services to customers are supported by physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.

The products we distribute include:

●	Meat and Poultry: We provide our customers a variety of beef, pork, chicken and duck products with different brands to choose from, such as Smithfield, Teys Australia and Tyson.

●

Rice, Noodles and Skins: Rice is indispensable for Chinese cuisines and we provide our customers with a wide variety of high quality rice and seasonings. Brands includes kikkoman, Ajinomoto, WY, Hunt’s, and other well-known brands. Noodles and spring rolls are not merely a principal food in Chinese cuisines, but also can convey different meanings in different situations. In our noodle and wrapper section, customers can find a complete selection of noodles and wrappers.

●	Vegetables: We offer fresh, seasonal fruits and vegetables including celery, Chinese cabbage, and winter melon, which is widely used in Chinese cuisines.

●	Dry products: We offer a variety of specialty sauces, oil, dried mushrooms, and dried beans.

●

Seafood: We are committed to provide our customers with the freshest possible seafood. We provide our customers with all sorts of seafood including lobster, shrimp, crab, scallops and flavorful fish such as tuna and Alaskan salmon with different brands to choose from, brands like Asian Star and Atlantic Bay.

●	Canned foods: We offer preserved food and frozen or canned products such as preserved vegetables, bamboo shoots and water chestnut.

●

Frozen pastry: We offer a wide selection of frozen food, from french fries to chicken nuggets, from apple sticks to cream cheese, and a large variety of specialty products for Chinese cuisine such as bun, dim sum, dumpling and sumai.

●	Packaging, disposable and utensils: We offer a wide range of take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups to and sushi combo boxes.

The following table set forth sales percentage by category for the year ended December 31, 2018:

Category	Percentage
Meat and Frozen Food	37%
Cooking Supplies	22%
Vegetables	20%
Grocery/Other	13%
Packaging Supplies	8%
100.0%

Customer Service

We use an outsourced call center located in China to manage our sales order, customer development, sales promotion and post-sales services. The outsourced call center is located in Fuzhou, the capital city of Fujian Province of China, with local employees speaking Mandarin, Fuzhounese and English. By offering the customer service in their native language, the sales persons can communicate smoothly and efficiently with our customers and understand what the customers need. With cultural understanding and a common language, sales people can design a product portfolio for our customers and use a precision marketing strategy to promote our products. The location of the outsourced call center controls costs by employing skilled sales persons at lower wages in China as compared with the U.S.

Currently, we maintain our sales department, including decision making for sales strategies and supervision of sales performance by its key sales managers, in our headquarters in Greensboro, North Carolina. The sales managers work closely with the sales persons in China to ensure our sales strategies are exactly implemented. Our plan is to further integrate our operating model with the outsourced call center to expand our business and operate more efficiently.

A proprietary information system is used to maintain the customers’ record, including location, size, contact information, purchasing history, preference, order and payment record. Customers can directly call the outsourced call center in China to inquire about products and place orders. Once orders are confirmed, electronic sales orders are generated by the information system and sent to the distribution center closest to the customer. Upon receipt of the sales orders, products are pulled from the shelves and moved to staging area at the loading docks. Daily as early as 2:00 AM, products are loaded into delivery vehicles from the staging area in preparation for delivery. Products are delivered to customers within 2 days of the order. Customer analysis can be generated through the information system and guides the sales person to follow up with customers for product promotion and post-sales services.

We offer a refund policy for non-satisfaction without penalty, which many of our small competitors in the market segment are unable to provide. We provide a 100% satisfaction guarantee to our customer. When a shipment is made and the products are not to the standards of the customer, we allow our customers to reject the order in whole or in part with no penalty within 24 hours. The non-penalty refund policy is designed to help us earn the trust and loyalty of our customers.

Inventory Procurement

We implemented a centralized inventory procurement under the lead of Zhou Min Ni, our CEO, and other experienced managers. All the inventory procurement of all the distribution centers are summarized and sent to the procurement team in in Greensboro, North Carolina. Centralized procurement allows us to have negotiating power with its suppliers and to control procurement costs.

We maintain a large supplier network through a vendor pool with a carefully selection of suppliers to ensure the product quality, availability and competitive pricing. Eighty percent of sales volume currently consists of domestic goods such as frozen meat and vegetables, which are procured through large suppliers or directly from the producer. The remaining twenty percent are imported specialty products. The procurement team directly manages our major vendors for large and frequent purchases and engages brokers for our smaller suppliers of specialty goods. Utilizing brokers allows us to maintain lower costs due to the brokers’ volume.

The key procurement team members closely monitor the supply market for seasonal products such as vegetables and make procurement adjustments according to market conditions. In addition, they use dual-sourcing method for their suppliers and can negotiate lower prices for comparable products. For high volume sale products such as certain vegetables and meats, we usually negotiates long term agreements with its suppliers to ensure stabile pricing and minimize risk due to market fluctuation.

Each distribution center reviews the inventory level in the information system on daily basis and submits purchase requests as needed to the procurement team at the headquarters. The procurement team in the headquarters also can make decisions based on an analysis of the inventory data in the system. Upon completion of the procurement of the products, the delivery schedule is based on the needs of each location. The lead-time for products is dependent on the product category and need. For perishable goods, products are usually delivered by suppliers within 72 hours of placing the order. Products that are ordered through import brokers have lead times of up to 7 days.

We employ a large supplier network to ensure product availability and low pricing. These suppliers range from small importers of specialty goods to large produce and meat suppliers. JBS USA LLC accounted for approximately 13.2% of our aggregate purchases during the year ended December 31, 2017. None of our suppliers accounted for more than 10% of our aggregate purchases during the year ended December 31, 2018.

Warehousing

We use our information system for warehouse management with daily inventory monitoring. The system allows us to manage our inventory in an efficient way. It optimizes the inventory level and turnover, reducing waste, and helps to reduce labor costs to track and record the inventory.

Inventory levels are maintained based on the category of products. Perishable goods are kept at seven days levels. This includes produce and frozen goods. Non-perishable goods are held in greater quantities of inventory based on the pricing of the market. Non-perishable items are carefully monitored for pricing changes. As they have extended shelf life, there is an advantage to ordering larger quantities of stock. The inventory will, generally, turnover in just over three weeks, which we believe is average for distributors of similar size. Maintaining this level of inventory allows us to manage surges in demand.

Products are stored throughout warehouses in our distribution centers. A routine inventory count is taken weekly to ensure stock quantity and replenishment needs. Forty percent of the inventory consists of fresh meats and produce; this inventory is counted daily and turns over on average in about ten days. The other sixty percent consists of frozen and dry goods which are physically inventoried annually with top 50 items in volume with interim cycle counts every two weeks and average turnover of about 30 days. Perishable items are stored in freezers for a period of 7 to 15 days, depending on the shelf life. Non-perishable items are stored on racks until shelf life is reached or product is sold, whichever comes first. Products are broken down from their pallets and sold in their original packaging. Items stored in the warehouse are not removed from their original packaging. Each package is sold as one unit and priced accordingly.

Locations

We currently have three distribution centers located in Greensboro, North Carolina, Ocala, Florida, and Atlanta, Georgia, with a total of 400,000 square feet of storage, including refrigerated storage of 95,000 square feet. The distribution centers are located on the route of many of our suppliers; delivery of each truckload can be made to each location with one large order. Each warehouse is equipped with multiple loading docks, allowing parallel methods of loading goods to the trucks during the start of each shift. Warehouse locations are also located in industrial regions, allowing large delivery trucks to enter without the need of acquiring permits.

It is important for us to strategically place our warehouses within certain markets to maximize our market capture. We currently strategically place our warehouses within markets that are not saturated and have limited competitors. This allows us to quickly penetrate the market and develop customer relationships that will assist in promotion of products and services. Upon penetrating the market, we will establish our warehouse into the regions to streamline our distribution network. This strategy is designed to improve the delivery routes and maximize the utilization of our delivery vehicles.

The table below summarizes the details of the three distribution centers:

Location	Total Size (Square Feet)	Size of Refrigerated Storage (Square Feet)	Year Established	Number of Truck

Greensboro, NC	170,000	45,000	2002	50
Ocala, FL	130,000	30,000	2008	35
Atlanta, GA	100,000	25,000	2006	20
Total:	400,000	100,000		105

Fleet Management

We currently own a fleet of 105 refrigerated vehicles. Each vehicle is 24 feet long and has a 12,000 pound capacity. All vehicles are identical in make and model. This is essential, as the fleet can be maintained by a single set of mechanics and suppliers for commonality. These vehicles are maintained by an in-house mechanic and follow a strict maintenance schedule. Each vehicle has a 7-year life cycle of approximately 250,000 miles. Each vehicle is refueled daily upon return from their delivery route. As delivery vehicles reach their usable life, they will be retired and replaced with larger vehicles that are 30 feet long and have a capacity of 36,000 pounds. This change in vehicle is dictated by our expected growth. We also operate a fleet of 12 tractors and 17 trailers for long-haul operations.

Promotion and Marketing

We don’t advertise in the media or magazines. We have found that it is more efficient to telemarket and have drivers promote our business while executing deliveries. Our drivers visit the Chinese/Asian restaurants along their delivery route and are trained to market our products to non-customers along their route. Telemarketing is conducted by sales persons from the outsourced call center in China.

Competitive Strengths

We believe we have the following competitive strengths that differentiate us from competitors in the niche industry sector of food service distribution to Chinese restaurants:

A Large Array of Products to Meet the Demands of Customers. We offer over 1,000 products ranging from meats, vegetables and specialty products to packaging materials. Compared with the mainstream foodservice distributors in the United States, our products are selected to meet the demand of Chinese restaurants. A large array of products allows Chinese restaurants to purchase from us almost all of the products they need for operation, and receive one-stop service, which can help them run their business more efficiently with limited operation resources.

Cultural Understanding and Language Advantages. The majority of Chinese restaurants are owned and operated by Fuzhounese. By offering customers service in their native language, the sales persons can communicate smoothly and efficiently with our customers and understand what the customers need. With cultural understanding and a common language, sales people can design a product portfolio for our customers and use a precision marketing strategy to promote the Group’s products. The location of the outsourced call center controls costs by employing skilled salespersons at lower wages in China as compared with the U.S.

Outsourced Customer Call Center with Low Costs. We use an outsourced call center in China to manage our sales order, customer development, sales promotion, and post-sales services. The outsourced call center is located in Fuzhou, the capital city of Fujian Province of China, with local employees speaking Mandarin, Fuzhou dialect and English. In addition to the advantage provided by interacting with customers in their native language, the location of the outsourced call center also helps us control costs by employing skilled sales persons at lower wages in China as compared with the U.S.

Cost Efficiency with Economies of Scale. We have developed our business around our three distribution centers serving over 3,200 Chinese restaurants in ten states in the southeastern United States. We believe we are the only Asian/Chinese food service distributor with a well-developed logistic infrastructure and experienced management team in the regions covered by our distribution network. Compared with small and local distributors, we operate in a more cost-efficient manner and have generated economies of scale, which allows us to offer products with competitive prices to our customers.

Strong Negotiation Power with Vendors. With a large purchase volume and a centralized procurement management, we have strong negotiating power with our vendors and are able to source high quality products at lower prices than many competitors. Our inventory procurement team is led by Mr. Zhou Min Ni, our founder and Chief Executive Officer, who has 20 years of operational experience in the industry. With a developed inventory procurement system supported by strong negotiating power and an experienced management team, we can offer our customers high quality products at competitive prices.

Developed Logistics Infrastructure. We have developed a sophisticated infrastructure with three distribution centers with a total storage capacity of 400,000 square feet and a fleet of 105 refrigerated vehicles, 12 tractors and 17 trailers. Our distribution network covers ten states in the southeastern United States, including North Carolina, South Carolina, Georgia, Florida, Alabama, Virginia, West Virginia, Tennessee, Kentucky, and Mississippi. In conjunction with the development of our logistics infrastructure and business expansion, we have also developed our proprietary information system to manage our customer relationships and inventory. The logistics infrastructure provides efficiency and economies of scale resulting in significant advantages for us and creates a high entry barrier for potential competitors.

Proprietary Information System. We have developed a proprietary electronic information system for our customer relationship and inventory management. All customer information including preferences, purchase and payment history is recorded in the system and can be used to provide post-sales services and promotion. We use our system to daily monitor our inventory, which provides prompt management of inventory and important information to make operating decisions. The use of the electronic information system improves our management efficiency and reduces operating costs and makes us more competitive in the industry.

Experienced Management and Proven Growth. Key management personnel include Mr. Zhou Min Ni, Chief Executive Officer and his wife Chan Sin Wong, President, who founded the business and have grown it into a regional leader serving over 3,200 Chinese restaurants in ten states in the southeastern United States over the past 20 years. We have also built a team with operational experience, financial expertise and IT knowledge to grow the business. We believe that we are well-positioned to expand our business into other underserved regions through consolidation of small competitors.

Competition

The foodservice distribution industry is large and highly competitive. There are a few very large distributors serving the mainstream market. However, with natural cultural barriers, the mainstream foodservice distributors haven’t yet earned a significant market share for Chinese restaurants. Management believes that the market participants in the niche market segment that we are serving is highly fragmented and immature. With the continuing growth of demand for Chinese cuisine, we believe that this industry sector has significant opportunity for consolidation.

The competitors serving the industry sector for Chinese restaurants include a large number of small wholesalers, some medium-sized distributors, as well as large mainstream market players. However, we believe there is no dominating market player in this segment. Our customers also make purchase from local farms, retailers and grocery stores. Small wholesalers usually supply specialized items such as spices, specialized sauces, and specialty foods, which may also be carried in our product lists, but are not able offer the broadline products that we do. Compared with the medium-sized distributors and large mainstream market players, we have advantages of offering a relatively broad line of products, efficient operation infrastructure, and cultural understanding to maintain our market position and continue to grow our business.

Trademarks and Other Intellectual Property

We own three Trademarks: US Trademark 4,422,688, Han Feng, Inc., US Trademark 4,381,017, Han Feng, Inc., and common law trademark used for Han Feng.

Insurance

We use a combination of insurance and self-insurance to provide coverage for potential liability for worker’s compensation, automobile and general liability, product liability, director and officer’s liability, employee health care benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure it maintains adequate levels of coverage.

Employees

As of December 31, 2018, we had a workforce of approximately 400 persons, including both our employees and workers engaged through agency placements, 350 of whom are full-time associates and the remaining 50 of whom work part-time. We have 80 employees who have worked for us for 10 years or more. Our workforce is not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We regard our employee relations to be good.

Government Regulation

Legal compliance is important to our operations. We are required to comply, and it is our policy to comply, with all applicable laws in the numerous jurisdictions in which we do business.

As a marketer and distributor of food products in the United States, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (FDA). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point (HACCP) requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the U.S. Department of Agriculture (USDA) to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

The recently published and pending rules under the Food Safety Modernization Act (FSMA) will significantly expand food safety requirements, including those of the Company. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA further imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

The Company and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals which may be present in products that we distribute.

Our distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities. Further, we are required to establish communication programs to transmit information about the hazards of certain chemicals present in some of the products it distributes.

Our business and employment of employees are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate Our trucking operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products. As of December 31, 2018, the costs of managing our compliance with environmental laws and regulations was [•].

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We will be required to implement and continue to develop a robust anti-corruption compliance program applicable to its operations to detect and prevent bribery and to comply with these and other anti-corruption laws in countries where it may operate.

For the purchase of products produced, harvested or manufactured outside of the United States, we are subject to applicable custom laws regarding the import and export of various products. Certain activities, including working with customs brokers and freight forwarders, are subject to applicable regulation by U.S. Customs and Border Protection, which is a part of the Department of Homeland Security.

ITEM 1A.	RISK FACTORS.

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position or future financial performance.

Risk Factors Relating to Our Business

Unfavorable macroeconomic conditions in the U.S. may adversely affect the results of operations and financial condition of the Company.

The operating results of the Company are substantially affected by the operating and economic conditions in the regions in which we operate. Economic conditions can affect us in the following ways:

●

Decrease in discretionary spending of consumers could adversely impact sales of Chinese/Asian restaurants, and their purchases from us. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending.

●

Food cost and fuel cost inflation experienced by consumers can lead to reductions in the frequency of and the amount spent by consumers for food-away-from-home purchases, which could negatively impact our business by reducing demand for our products.

●	Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending, which can cause disruptions with our customers and suppliers.

●

Liquidity issues and the inability of our customers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from such customers.

●

Liquidity issues and the inability of suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain the foodservice products and supplies needed by us in the quantities and at the prices requested.

In addition, our existing operations are mainly located in the Southeastern United States. The geographic concentration of our operations creates an exposure to the economy of the Southeastern United States and any downturn in this region could materially adversely affect our financial condition and results of operations.

Competition may increase intensively in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

The foodservice distribution industry in the United States is fragmented and highly competitive, with local, regional, multi-regional distributors, and specialty competitors. However, we believe that the market participants serving Chinese restaurants are highly fragmented. Currently, we face competition from smaller and/or dispersed competitors focusing on the niche market serving Chinese/Asian restaurants, especially Chinese takeout restaurants. However, with the growing demand for Chinese cuisines, others may also begin operating in this niche market in the future. Those potential competitors include: (i) national and regional foodservice distributors, (ii) local wholesalers and brokers, (iii) food retailers, and (iv) farmers’ markets. The national and regional distributors are experienced in operating multiple distribution locations and expanding management, and they have greater marketing and financial resources than we do. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. On the contrary, the local wholesalers and brokers are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.

If more competitors enter this market segment aiming to serve Chinese/Asian restaurants in the future, our operating results may be negatively impacted through a loss of sales, reduction in margins from competitive price changes, and/or greater operating costs, such as marketing costs, due to the increase of competition.

We may not be able to fully compensate for increases in fuel costs when the fuel price experiences highly volatility, and its operating results would be adversely affected.

Volatile fuel prices have a direct impact on the industry served by us. We require significant quantities of fuel for delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to the customers. Although we have been able to pass along a portion of increased fuel costs to its customers in the past, there is no guarantee that we will be able to do so in the future. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to its customers, which may have a negative impact on our results of operations.

Disruption of relationships with vendors could negatively affect our business. Suppliers may increase the product prices, which could increase product costs.

We purchase our foodservice and related products from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the foodservice products and supplies needed by us in the quantities and at the prices requested. The cancellation of our supply arrangement with any of our suppliers or the disruption, delay or inability to supply the requested product from our suppliers could adversely affect our sales. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.

In addition, we purchase seasonal Chinese specialties of vegetables and fruits from farms and other vendors. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for its products. Input costs could increase at any point in time for a large portion of the products that we sell for a prolonged period. Our inability to obtain adequate supplies of foodservice and related products as a result of any of the foregoing factors or otherwise could mean that we are unable to fulfill our obligations to customers, and customers may turn to other distributors.

The purchasing prices of our products vary from time to time, which is subject to market conditions and negotiation with suppliers. The prices of some of our products, especially seasonal products, such as vegetables and fruits, have significant fluctuations. We can mitigate the risk of fluctuation in the purchasing and distribution costs by either fixing a price for a certain supply period through negotiation with its suppliers, streamlining its inventory turnover, and passing portions of the price fluctuation to its customers. However, we may not always be able to do that if there are significant and frequent fluctuations. If we are unable to mitigate these price fluctuations, our performance results will be adversely affected.

As a foodservice distributor, it is necessary for us to maintain an inventory of products that may have declines in product pricing levels between the time we purchase the product from suppliers and the time we sell the product to customers, which could reduce the margin on that inventory, adversely affecting our results of operations.

Our relationships with customers may be materially diminished or terminated. The loss of customers could adversely affect our business, financial condition, and results of operations.

We have maintained long-standing relationships with a number of our customers. However, those customers could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Our customers may shift their purchase order from us to other competitors due to the market competition, change of customer requirements and preferences, or because of the customer’s financial condition. There is no guarantee that we will be able to maintain relationships with any of our customers on acceptable terms, or at all. The loss of a number of customers could adversely affect our business, financial condition, and results of operations.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, or results of operations.

We provide foodservice distribution to Chinese/Asian restaurants, primarily Chinese takeout restaurants, which focus on serving Chinese food to non-Chinese Americans. Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward western foods) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to new eating preferences. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer culture preference, health perceptions or resulting new laws or regulations or to adapt its products offerings to trends in eating habits.

We may not be able to achieve the financial targets in the projections disclosed in our June 18, 2018 Proxy Statement.

Our ability to meet the financial targets as disclosed in our June 18, 2018 Proxy Statement depends largely on our successful execution of business plan including various related initiatives. There are various risks related to these efforts, including the risk that these efforts may not provide the expected benefits in its anticipated time frame, if at all, and may prove costlier than expected; and the risk of adverse effects to our business, results of operations and liquidity if past and future undertakings, and the associated changes to our business, do not prove to be cost effective or do not result in the cost savings and other benefits at the levels that we anticipate. Our intentions and expectations with regard to the execution of our business plan, and the timing of any related initiatives, are subject to change at any time based on management’s subjective evaluation of our overall business needs. If we are unable to successfully execute our business plan, whether due to the failure to realize the anticipated benefits from our various business initiatives in the anticipated time frame or otherwise, we may be unable to achieve these financial targets.

We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of its brand and adversely affect its business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks of Han Feng, Inc., are valuable assets that reinforce our customers’ favorable perception of our products. Our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could cause customer confusion or negatively affect customers’ perception of our brand and products, and eventually adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to renew or replace the current lease of our warehouse located in Georgia on favorable terms, or the current lease is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our operations and profitability could be negatively impacted.

We currently lease one of our warehouses for the distribution center located in Georgia. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, could depend on conditions in the real estate market, competition for desirable properties, its relationships with current and prospective landlords, or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Failure to retain our senior management and other key personnel may adversely affect our operations.

Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives, and in particular Zhou Min Ni, our Executive Chairman and Chief Executive Officer, and Chan Sin Wong, our President, have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation the Company enjoys with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate its business.

The foodservice distribution industry is labor intensive. Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the regions in which we are located, unemployment levels within those regions, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified employees.

Federal and state governments from time to time implement immigration laws, regulations or programs that regulate our ability to attract or retain qualified foreign employees. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we have implemented, and are in the process of enhancing, procedures to ensure our compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or civil or criminal penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and make it more difficult to hire and keep qualified employees. We may be required to terminate the employment of certain of our employees who were determined to be unauthorized workers. The termination of a significant number of employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Potential labor disputes with employees and increases in labor costs could adversely affect our business.

A considerable amount of our operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs. As a result, we are exposed to risks associated with a competitive labor market. Rising health care costs and the nature and structure of work rules will be important issues. Any work stoppages or labor disturbances as a result of employees’ dissatisfaction of their current employment terms could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to regulation by various federal, state, and local governments, such as food safety and sanitation, ethical business practices, transportation, minimum wage, overtime, wage payment, wage and hour and employment discrimination, immigration, and human health and safety. While we attempt to comply with all applicable laws and regulations, we cannot represent that it is in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, and prohibitions on exporting. The cost of compliance or the consequences of non-compliance, including debarments, could have an adverse effect on our results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

We, like any other foodservice distributor, may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute are alleged to have caused injury or illness, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, and/or lost sales due to the unavailability of the product for a period of time, could materially adversely affect our results of operations and financial condition.

We also face the risk of exposure to product liability claims in the event that the use of products sold by us are alleged to have caused injury or illness. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

With respect to product liability claims, we believe we have sufficient insurance coverage. However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by such suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.

We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties or third-party claims for non-compliance.

Our operations are subject to various federal, state, and local laws, rules and regulations relating to the protection of the environment, including those governing:

●	the discharge of pollutants into the air, soil, and water;

●	the management and disposal of solid and hazardous materials and wastes;

●	employee exposure to hazards in the workplace; and

●	the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials.

In the course of operations, we operate, maintain, and fuel vehicles; store fuel in on-site above ground containers; operate refrigeration systems; and use and dispose of hazardous substances and food waste. We could incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation or other costs related to environmental conditions at our currently or formerly owned or operated properties.

Litigation may materially adversely affect our business, financial condition and results of operations.

Our operations carry an exposure to litigation risk from consumers, customers, our labor force and others, and may be a party to individual personal injury, product liability and other legal actions in the ordinary course of its business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our businesses, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition, results of operations and cash flows.

Increased commodity prices and availability may impact profitability.

Many of our products include ingredients such as wheat, corn, oils, sugar, and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we are typically able to mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., including products imported from China, which may have an adverse impact on our future operating results.

We sell our products based on the cost of such products plus a percentage markup. We import approximately 20% of our products from other countries, including China. The U.S. government is currently imposing and proposing increased tariffs on certain products imported into the U.S., including products imported from China. Some of our imported products may be subject to these increased tariffs and accordingly, our purchasing costs will be increased. We may determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to take such action, our customers may reduce their orders from us, which could negatively affect our profitability and operating results.

Severe weather, natural disasters and adverse climate changes may materially adversely affect our financial condition and results of operations.

Severe weather conditions and other natural disasters in areas where our distribution network covers or from which we obtain the products we sell may materially adversely affect our operations or our product offerings and, therefore, our results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of our distribution centers, an insufficient work force in our market regions and/or temporary disruption in the supply of products, including delays in the delivery of goods to our warehouses or a reduction in the availability of products in our offerings. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within our supply chain. Any of these factors may disrupt our businesses and materially adversely affect our financial condition, results of operations and cash flows.

We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

We use technology in our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to make purchases, to manage warehouses and to monitor and manage our business on a day-to-day basis. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about the company and its business partners.

These technology systems are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, any or all of which would potentially adversely affect Our customer service, decrease the volume of our business and result in increased costs and lower profits.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technology, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Information technology systems continue to evolve and, in order to remain competitive, we need to implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

Our current indebtedness may adversely affect our liquidity position and ability of future financing.

As of December 31, 2018, we have $8.194 million of debt borrowed from a bank credit lines and $14.565 million of long-term mortgage loans, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, react to changes in business and repay other debts. These bank loans contain covenants that restrict the ability of us to incur additional debt and operate our business. We may not be able to generate the significant amount of cash needed to pay interest and principal on its debt facilities or refinance all or a portion of its indebtedness, due to the factors, including significant change of economic condition, market competition, whether conditions, outbreak of disaster, and failure of execution of its business plan.

Risk Factors Relating to our Acquisition Strategy

Our continued growth depends on future acquisitions of other distributors or wholesalers and enlarge its customer bases. The failure to achieve these goals could negatively impact our results of operations and financial condition.

Historically, a portion of our growth has come through acquisitions, and our growth strategy depends, in large part, on acquiring other distributors or wholesalers to access the untapped market regions and enlarge our customer base. Successful implementation of this strategy is dependent on sufficient capital support from financing, finding suitable targets to acquire, identifying suitable locations and negotiating acceptable acquisition prices. There can be no assurance that we will continue to grow through acquisitions. We may not be able to obtain sufficient capital support for the expansion plan, or successfully implement the plan to acquire other competitors timely or within budget or operate them successfully.

If we are unable to integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings may be materially adversely affected. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Significant acquisitions may also require the issuance of material additional amounts of debt or equity, which could materially alter our debt-to-equity ratio, increase the interest expense and decrease net income, and make it difficult for us to obtain favorable financing for other acquisitions or capital investments.

Our operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

There is a scarcity of and competition for acquisition opportunities.

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. Many established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

●	failure to agree on the terms necessary for a transaction, such as the purchase price;

●	incompatibility between our operational strategies or management philosophies with those of the potential acquiree;

●	competition from other acquirers of operating companies;

●	lack of sufficient capital to acquire a profitable distribution company; and

●	unwillingness of a potential acquiree to work with our management.

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We may obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our credit facility require that we obtain the consent of our lenders prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

To the extent we make any material acquisitions, our earnings may adversely affected by non-cash charges relating to the amortization of intangible assets.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangible assets, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings may be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we may experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value.

We are not obligated to follow any particular criteria or standards for identifying acquisition candidates.

We are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

Subject to the restrictions contained under our current credit facilities, we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

We may experience difficulties in integrating the operations, personnel and assets of acquired businesses that may disrupt our business, dilute stockholder value and adversely affect our operating results.

A core component of our business plan is to acquire businesses and assets in the food distribution industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	the potential loss of existing or acquired strategic operating partners following an acquisition;

●	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;

●	possible legal disputes with the acquired company following an acquisition; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

Risk Factors Relating to our Common Stock

A trading market for our common stock may not be sustained and our common stock prices could decline.

Although our common stock is listed on the Nasdaq Capital Market under the symbol “HFFG”, an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

●	the likelihood that an active trading market for shares of our common stock will be sustained;

●	the liquidity of any such market;

●	the ability of our stockholders to sell their shares of common stock; or

●	the price that our stockholders may obtain for their common stock.

In addition, our common stock has experienced price and volume volatility over the past year. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

●	factors influencing consumer food choices;

●	the operating and securities price performance of companies that investors consider comparable to us;

●	announcements of strategic developments, acquisitions and other material events by us or our competitors;

●	changes in global financial markets and global economies and general market conditions, such as tariffs, interest rates, commodity and equity prices and the value of financial assets;

●	additions or departures of key personnel;

●	operating results that vary from the expectations of securities analysts and investors;

●	sales of our equity securities by stockholders or managements or sales of additional equity securities by us;

●	actions by stockholders; and

●	passage of legislation or other regulatory developments that adversely affect us or our industry.

If an active market is not maintained, or if our common stock continues to experience price and volume volatility, the market price of our common stock may decline.

Stockholders of a public company sometimes bring securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

Zhou Min Ni beneficially owns approximately 31% of our outstanding common stock and has the ability to control our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of December 31, 2018, Zhou Min Ni, who is our Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 6,689,896 of our outstanding common stock, representing approximately 31% of the voting power of our capital stock. As a result, Zhou Min Ni has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

Our current management does not have corporate governance experience, and we may need to recruit expertise on corporate governance and capital markets to comply with the regulations and communicate with the capital markets, which may increase our operating expenses.

Our current management doesn’t have experience in running a public company and conducting corporate governance required of a public company. It may take time for our management team to learn to comply with the reporting, disclosure and corporate governance requirements and listing standards of the Nasdaq Stock Market. We may need to recruit expertise on corporate governance and capital markets to comply with applicable regulations and communicate with the capital markets, which may increase our operating expenses.

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls should we become an accelerated filer in the future, and weaken investor confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (i) our internal controls over financial reporting were not effective as of December 31, 2018, (ii) there existed a material weaknesses in our internal control over financial reporting as of December 31, 2018, and (iii) our disclosure controls and procedures were not effective as of December 31, 2018. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

We believe we are taking appropriate actions to remediate such material weakness and inadequate disclosure controls and procedures; however, such measures may not be sufficient to address the material weaknesses identified or ensure that our disclosure controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause the price of our common stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting, and we have not voluntarily sought such a report in the past. If we do not voluntarily seek to obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm in the future, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and the price of our common stock may be negatively impacted.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.

On January 11, 2019, we received written notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing requirements due to our failure to hold an annual meeting of stockholders for the fiscal year ended December 31, 2017. Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

On January 11, 2019, we received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G) due to our failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2017 (the “Annual Meeting Requirement”).

Nasdaq’s notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(2)(G), we had 45 calendar days from January 11, 2019 to submit to Nasdaq a plan to regain compliance with the Annual Meeting Requirement. If Nasdaq accepts our plan, Nasdaq may grant an extension of up to 180 calendar days from the end of the fiscal year ended December 31, 2018, or until July 1, 2019, to regain compliance.  On February 21, 2019, we provided Nasdaq with a plan to regain compliance with the Annual Meeting Requirement, which, among other things, explained the reasons for not holding our 2017 annual meeting of stockholders and stated our intention to hold an annual meeting of stockholders on or before July 1, 2019.  As of the date of this report, we have not received a response to our compliance plan from Nasdaq.  There can be no assurance that we will be able to regain compliance with the Annual Meeting Requirement or maintain compliance with any other Nasdaq requirement in the future.

Future sales of our common stock may cause our stock price to decline.

As of March 27, 2019, there were 22,167,486 shares of our common stock outstanding. Of this number, 2,137,653 shares of common stock were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 20,029,833 shares of common stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

If securities analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us, our business or our market. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about us, our business or our market, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not declared or paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock in the near term, and capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 2.	PROPERTIES.

Our headquarter is located at 6001 West Market Street, Greensboro, North Carolina 27409, which is owned by us. As of December 31, 2018, we utilize distribution, warehouse and office facilities within the southeastern region of the United States. Our significant facilities are listed below by location, ownership, and function as of December 31, 2018:

Location Owned/Leased Use	Owned/Leased	Use
6001 West Market St Greensboro, NC 27409 Owned warehouse	Owned	Warehouse
303 Albemarle St., Lexington, NC 27292 Owned warehouse	Owned	Warehouse
80 Coleman Blvd, Pooler, GA 31322 Owned warehouse	Owned	Warehouse
601 SW 33nd Ave Ocala, FL 34474 Owned warehouse	Owned	Warehouse
520-530 SW 31st Ave., Ocala, FL 34474 Owned warehouse	Owned	Warehouse
Shop Road Extension, Columbia, SC Owned land	Owned	Land
114 Furlong Industrial Dr, Kernersville, NC Owned warehouse	Owned	Warehouse
36 Enterprise Blvd., Atlanta, GA Leased warehouse	Leased	Warehouse

Each of the properties identified above serve our two operating segments: sales to independent restaurants and wholesale. For additional information about our material properties, please see section entitled “BUSINESS – Locations” above.

ITEM 3.	LEGAL PROCEEDINGS.

On or about January 4, 2017, Kirnland Food Distribution, Inc., a subsidiary of us, entered into a tolling agreement with the United States Department of Labor, Wage and Hour Division, Atlanta Regional Office (“DOL”), in connection with that agency’s administrative investigation of the Company’s compliance with laws regulating employee wage payment and prior undertaking of back wages payments. The inquiry concerned wage practices and record keeping during the years 2013 through 2016 and continuing through the present time. On or about March 11, 2019, Kirnland entered into a settlement agreement with the DOL to fully resolve these matters pursuant to which it will pay $1,794,752 for alleged back wages and liquidated damages as restitution to 133 current and former employees of Kirnland and five contract labor suppliers, pay a penalty of $36,414 to DOL, and agreed to undertake a number of affirmative compliance measures going forward.

We are not a party to any material pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common are listed for trading on The Nasdaq Capital Market (“Nasdaq”) under the symbol, “HFFG,” and have been publicly traded since August 8, 2017. Prior to that date, there was no public market for our stock.

Holders of Record

As of March 27, 2019, there were 22,167,486 shares of our common stock issued and outstanding and held by 27 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial acquisition transaction. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following description of our results of operations and financial condition in conjunction with its consolidated audited financial statements for the years ended December 31, 2018 and 2017.

Overview

We market and distribute fresh produces, frozen and dry food, and non-food products to primarily Asian/Chinese restaurants and other foodservice customers throughout the Southeast region of the United States.

The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Group Holding Corporation, a North Carolina corporation (“HF Holding”), the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Merger”) and a wholly-owned subsidiary of Atlantic (the “Acquisition”). Additionally, upon the closing of the transactions contemplated by the Merger Agreement (the “Closing”),(i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (collectively, these transactions are referred to as the “Transactions”).

At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entities.

Following the consummation of the Transactions on August 22, 2018, there were 22,167,486 shares of common stock issued and outstanding, consisting of (i) 19,969,831 shares issued to HF Holding’s stockholders pursuant to the Merger Agreement, (ii) 400,000 shares redeemed by one of Atlantic’s shareholders in conjunction with the Transactions, (iii) 10,000 restricted shares issued to one of Atlantic’s shareholders in conjunction with the Transactions, and (iv) 2,587,655 shares originally issued to the pre-Transaction stockholders of Atlantic.

Outlook

We plan to continue to expand our business through acquisition of other distributors and wholesalers, which depends on access to sufficient capital. If we are unable able to obtain equity or debt financing, or borrowings from bank loans, we may not be able to execute our plan to acquire other distributors and wholesalers. Even if we are able to make such acquisitions, we may not be able to successfully integrate any acquired businesses or improve their profitability, which could have a material adverse effect on our financial condition and future operating performance.

Our net revenue for the year ended December 31, 2018 was $291.0 million, a decrease of $4.5 million, or 1.5%, from $295.5 million for the year ended December 31, 2017. Net income attributable to HF Foods’ stockholders for the year ended December 31, 2018 was $6.3 million, a decrease of $3.4 million, or 35%, from $9.6 million for the year ended December 31, 2017. Adjusted EBITDA for the year ended December 31, 2018 was $14.2 million, an increase of $0.1 million, or 1%, from $14.1 million for the year ended December 31, 2017. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.

How to Assess HF Foods’ Performance

In assessing our performance, we consider a variety of performance and financial measures, including principal growth in net revenue, gross profit, distribution, general and administrative expenses, and adjusted EBITDA. The key measures that we use to evaluate the performance our business are set forth below:

Net Revenue

Net revenue is equal to gross sales minus sales returns, sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in number of customers, product inflation that is reflected in the pricing of its products, and mix of products sold.

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

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of HF Foods’ operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. Our management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Our management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. We present Adjusted EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items. The definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of HF Foods results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	excludes certain tax payments that may represent a reduction in cash available to HF Foods;
●	does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;
●	does not reflect changes in, or cash requirements for, our working capital needs; and
●	does not reflect the significant interest expense, or the cash requirements, necessary to service our debt.

For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Adjusted EBITDA” below.

Results of Operations for the years ended December 31, 2018 and 2017

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the years ended
	December 31		Changes
	2018	2017	Amount	%
Net revenue	$291,006,698	$295,549,980	$(4,543,282)	(1.5)%
Cost of revenue	241,441,149	251,615,013	(10,173,864)	(4.0)%
Gross profit	49,565,549	43,934,967	5,630,582	12.8%
Distribution, selling and administrative expenses	41,039,438	32,924,877	8,114,561	24.6%
Income from operations	8,526,111	11,010,090	(2,483,979)	(22.6)%
Interest income	493,358	21,105	472,253	2238%
Interest expenses and bank charges	(1,372,508)	(1,339,897)	(32,611)	2.4%
Other income	1,196,989	1,010,038	186,951	18.5%
Income before income tax provision	8,843,950	10,701,336	(1,857,386)	(17.4)%
Provision for income taxes	2,490,255	623,266	1,866,989	299.5%
Net income	6,353,695	10,078,070	(3,724,375)	(37)%
Less: net income attributable to noncontrolling interest	67,240	431,999	(364,759)	(84.4)%
Net income attributable to HF Foods Group Inc.	$6,286,455	$9,646,071	$(3,359,616)	(34.8)%

Net Revenue

Our net revenue was $291.0 million for the year ended December 31, 2018, which consisted of $272.2 million, or 93.5% of net revenue, of sales to independent restaurants (Chinese/Asian restaurants) and $18.8 million, or 6.5% of net revenue, of sales to wholesale distributors. Net revenue was $295.5 million for the year ended December 31, 2017, which consisted of $275.5 million, or 93.2% of net revenue, of sales to independent restaurants and $20.0 million, or 6.8% of net revenue, of sales to wholesale distributors.

The following table sets forth the breakdown of net revenue:

	For the years ended December 31,
	2018		2017		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$272,172,106	93.5%	$275,481,019	93.2%	$(3,308,913)	(1.2)%
Wholesale	18,834,592	6.5%	20,068,961	6.8%	(1,234,369)	(6.2)%
Total	$291,006,698	100.0%	$295,549,980	100.0%	$(4,543,282)	(1.5)%

Compared with the year ended December 31, 2017, net revenue decreased by $4.5 million, or 1.5%, for the year ended December 31, 2018, which was primarily attributable to a $1.2 million decrease in sales to wholesale customers and a $3.3 million decrease in sales to independent restaurants. We conduct wholesale sales as a supplemental business for foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. The net revenue from wholesale for the year ended December 31, 2018 showed a 6.2% decrease compared with the year ended December 31, 2017. Commencing the second quarter of 2018, we stopped selling to two customers with very low gross margin in order to improve the overall margin of the business. In addition, decreases in commodity prices, such as chicken, also contributed to the decreased sales in 2018.

Sales to independent restaurants decreased by $3.3 million in 2018 primarily due to the reduced commodity prices in 2018. We observed a 15% - 30% decrease in price across different products categories. The quantity of products sold in 2018 actually increased due to new customers obtained in 2018. Our sales quantity increased by 17.5%  from 263.4 million items for the year ended December 31, 2017 to 308.5 million items for the year ended December 31, 2018. However, as a result of the decrease in prices described above, overall sales to independent restaurants decreased.

Cost of Revenue and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesalers, and total net revenue:

	For the years ended December 31,		Changes
	2018	2017	Amount	%

Sales to independent restaurants
Net revenue	$272,172,106	$275,481,019	$(3,308,913)	(1.2)%
Cost of revenue	223,535,244	232,914,638	(9,379,394)	(4.0)%
Gross profit	$48,636,862	$42,566,381	$6,070,481	14.3%
Gross Margin	17.9%	15.5%	2.4%

Wholesale
Net revenue	$18,834,592	$20,068,961	$(1,234,369)	(6.2)%
Cost of revenue	17,905,905	18,700,375	(794,470)	(4.2)%
Gross profit	$928,687	$1,368,586	$(439,899)	(32.1)%
Gross Margin	4.9%	6.8%	(1.9)%

Total sales
Net revenue	$291,006,698	$295,549,980	$(4,543,282)	(1.5)%
Cost of revenue	241,441,149	251,615,013	(10,173,864)	(4.0)%
Gross profit	$49,565,549	$43,934,967	$5,630,582	12.8%
Gross Margin	17%	14.9%	2.1%

Cost of revenue was $241.4 million for the year ended December 31, 2018, a decrease of $10.2 million, or 4.0%, from $251.6 million for the year ended December 31, 2017, which was attributable primarily to the decrease of $9.4 million in cost of revenue for the sales to independent restaurants and a $ 0.8 million decrease in cost for wholesale revenue.

Gross profit was $49.5 million for the year ended December 31, 2018, an increase of $5.6 million, or 12.8%, from $43.9 million for the year ended December 31, 2017, which was attributable primarily to the increase of $6.0 million in gross profit derived from sales to independent restaurants which increased from $42.6 million in 2017 to $48.6 million in 2018. In 2018, we observed a 15-30% commodity price decrease across different products categories. Due to the international trade war in 2018 many of our products, mainly chicken and other agricultural products, were not able to be sold to China and stayed in the US, which resulted in a decrease in the prices for such products. Due to lower commodity prices, gross margin increased as our mark up remained the same in 2018 and represented a higher percentage of sales than in 2017. In addition, we generated new customers in 2018 which contributed to the increased sales quantity partially offsetting the impact of decreased sales prices.

Gross margin increased from 14.9% for the year ended December 31, 2017 to 17% for the year ended December 31, 2018, representing an increase of 210 basis points, which resulted primarily from an increase of 240 basis point in gross margin from the sales to independent restaurants and offset by a decrease of 190 base points from the wholesale segment. The increase in gross margin was attributable mainly to (a) decreased commodity prices for many of our products caused by the trade war between the United States and China in 2018 as described above, (b) lower purchase prices negotiated with suppliers as a result of larger purchase volumes and strengthened negotiating power, and (c) improvement of our centralized procurement function resulting in more efficient management of inventory, logistics and vendor payment.

Gross margin for our wholesale segment decreased by $440,000, or 32.1%, and our wholesale revenue decreased by $1.2 million or 6.2%. The decrease in margins resulted form increased sales to related parties relative to total wholesale revenue in 2018 as compared to 2017. The wholesale price for related parties is generally lower than third party customers due to the larger quantities purchased by related parties resulting in lower margin than the sales made to third parties. For the year ended December 31, 2018, 96.3% of the wholesale revenue was generated by related parties, compared to 92% in 2017.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses were $41.0 million for the year ended December 31, 2018, an increase of $8.1 million, or 24.65%, from $32.9 million for the year ended December 31, 2017. The increase was mainly attributable to: (a) an increase of $5.7 million in salaries for senior management and contract labor costs as we implemented a time clock system and switched from annual salary to hourly wage for our production workers in order to comply with DOL requirements resulting in a 15% increase in wages for production workers, (b) $1.8 million of accrued labor dispute expenses related to Kirnland Food Distribution (“Kirnland”) which are described in more detail below, (c) an increase of $0.5 million in professional fees for legal, consulting and auditing services in connection with our restructuring in preparation for the merger with Atlantic, and (d) an increase of $1.1 million in advertising expenses.

Kirnland Food Distribution, Inc., a subsidiary of the Company, has been under an inquiry by the United States Department of Labor, Wage and Hour Division, Atlanta Regional Office (the “Department”) concerning wage practices and record keeping for the period from April 2013 through July 2018. On March 11, 2019, we entered into an agreement with the Department to settle the claims arising from this investigation on behalf of the current and former employees for back wages, liquidated damages, and penalties in a total aggregate amount of $1,831,167, to be paid on or before May 15, 2019. The $1.8 million has been accrued in distribution, selling and administrative expenses in the consolidated financial statements for the year ended December 31, 2018. For additional information regarding this settlement, please the section entitled “LEGAL PROCEEDINGS” above.

Interest Expenses and Bank Charges

Interest expenses and bank charges are generated primarily from lines of credit, capital leases and long-term debt. Interest expenses and bank charges were $1.4 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $1.2 million for the year ended December 31, 2018 as compared to $1.0 million for the year ended December 31, 2017, representing an increase of $0.2 million, which was attributable primarily to rental income earned by a subsidiary acquired in the middle of 2017 and increased sales from pallet in 2018.

Income taxes Provision

Provision for income taxes increased by $1.9 million, or 300%, from $0.6 million for the year ended December 31, 2017 to $2.5 million for the year ended December 31, 2018, as a result of all S corporation and partnership entities within HF Foods being converted to C corporations effective January 1, 2018 and being taxed at the corporate level. Before January 1, 2018, only one subsidiary was taxed at the corporate level.

Net Income Attributable to Non-controlling interest

Net income attributable to non-controlling interest was derived from one minority owned subsidiary and decreased by $364,759, or 84.4%, from $431,999 for the year ended December 31, 2017 to $67,240 for the year ended December 31, 2018, as a result of the decrease of net income of the subsidiary which is partially owned by non-controlling interest holders.

Net Income Attributable to HF Foods’ Stockholders

As a result of above, net income attributable to our stockholders decreased by $3.4 million, or 34.8%, from $9.6 million for the year ended December 31, 2017 to $6.3 million for the year ended December 31, 2018.

Adjusted EBITDA

The following table sets forth of the calculation of our adjusted EBITDA and reconciliation to Net Income, the closest US GAAP measure:

	For the years ended December 31,		Changes
	2018	2017	Amount	%

Net income	$6,353,695	$10,078,070	$(3,724,375)	(37.0)%
Interests expenses	1,372,508	1,339,897	32,611	2.4%
Income tax provision	2,490,255	623,266	1,866,989	299.5%
Depreciation & Amortization	2,134,832	2,004,374	130,458	6.5%
Non-recurring expenses*	1,831,167	—	1,831,167	N/A
Adjusted EBITDA	$14,182,457	$14,045,607	$136,850	1.0%
Percentage of revenue	4.9%	4.8%	0.1%

*  Non-recurring expenses consisted of $1.8 million of labor dispute expenses accrued for Kirnland, which was discussed in the section of Distribution, Selling and Administrative Expenses above.

Adjusted EBITDA was $14.2 million for the year ended December 31, 2018, an increase of $0.1 million, or 1%, compared to $14.1 million for the year ended December 31, 2017. This was due mainly to the fact that the increase in our gross profit was higher than the increase of distribution, selling and administrative expenses. As a percentage of revenue, adjusted EBITDA was 4.9% and 4.8% for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of approximately $5.5 million. We funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

Han Feng, our main operating entity, maintains a $14,500,000 revolving credit facility with East West Bank which is due May 27, 2019, accrues interest based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The outstanding balance on the facility at December 31, 2018 was $5,644,000. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. As of the date of this report, Han Feng was in compliance with the covenants under the line of credit agreement.

New Southern Food Distributers, Inc. another of our operating subsidiaries (“NSF”), maintains a $5,000,000 revolving credit facility with Bank of America. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories, is due in February 2020, accrues interest based on the LIBOR rate plus 2.75% (3.99% at December 31, 2018) and is secured by three real properties owned by NSF, and guaranteed by the Company and certain of our subsidiaries and affiliates. The outstanding balance on the facility at December 31, 2018 was $2,550,146. The line of credit agreement contains certain financial covenants which, among other things, require NSF to maintain certain financial ratios. As of the date of this report, NSF was in compliance with the covenants under the line of credit.

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of December 31, 2018. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that we will be successful in our plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, such as the demand for our products, economic conditions, the competitive pricing in the foodservice distribution industry and our banks and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our acquisition plan, sell assets, obtain additional debt or equity capital which may not be available on terms acceptable to us, if at all, or refinance all or a portion of our debt.

The following table summarizes cash flow data for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Net cash provided by operating activities	$11,953,466	$15,286,862
Net cash used in investing activities	(6,365,313)	(5,468,604)
Net cash used in financing activities	(6,184,793)	(9,688,359)
Net increase (decrease) in cash and cash equivalents	$(596,640)	$129,899

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $12.0 million for the year ended December 31, 2018, a decrease of 3.3 million, or 22%, compared to net cash provided by operating activities of $15.3 million for the year ended December 31, 2017. The decrease was a result of a decrease of $3.7 million in net income, partially offset by an increase of $0.4 million from change of working capital mainly resulting from the change in related party accounts receivable, advances to related parties suppliers, advance from customers and other current assets.

Investing Activities

Net cash used in investing activities was approximately $6.4 million for the year ended December 31, 2018, an increase of $0.9 million, or 16%, compared to $5.5 million net cash used investing activities for the year ended December 31, 2017. The increase was a combined result of increased cash paid for the purchase of property and equipment of $0.8 million, increased cash paid for notes receivable of $2.3 million, offset by cash acquired from the reverse merger with Atlantic Acquisition of $1.4 million, net of cash paid for stock redemptions in connection with the acquisition, and a decrease of cash paid for notes receivable to related parties of $0.8 million.

Financing Activities

Net cash used in financing activities was approximately $6.2 million for the year ended December 31, 2018, a decrease of $3.5 million, or 36%, compared with $9.7 million for the year ended December 31, 2017. The decrease was a combined result of an increase of $1.3 million of proceeds from lines of credit and a decrease of $7.4 million in cash dividend to shareholders, offset by an increase of $5.2 million in repayment of lines of credit and long term debt.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of December 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Lines of credit	$8,194,146	$8,194,146	$—	$—	$—
Long-term debt	14,565,295	1,455,441	2,425,369	5,990,266	4,694,219
Capital lease obligations	285,599	164,894	120,705	—	—
Operating lease commitments	232,120	180,810	51,013	297	-
Total	$23,277,160	$9,995,291	$2,597,087	5，990,563	$4,694,219

On July 2, 2018, AnHeart, Inc., one of our subsidiaries, entered into two separate leases for two buildings located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively, which are net leases, meaning that AnHeart is required to pay all costs associated with the buildings, including utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. The 275 Fifth Avenue lease includes an option to extend the term for an additional 10 years. Under the leases, AnHeart delivered a letters of credit in favor of the Landlord in the amount of $213,000 as security for AnHeart’s obligations under the lease at 273 Fifth Avenue, and $115,500 with respect to 275 Fifth Avenue. We entered into the leases for the purpose of expanding our product lines to include Chinese herb supplements, and to use the sites to develop into a hub for such products. We have since determined to cease this business expansion.

On February 23, 2019, we executed an agreement to transfer all of our ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. The transfer of ownership has been disclosed and landlord consent is expected. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the transfer agreement, AnHeart executed a security agreement which grants us a security interest in AnHeart assets and a covenant to assign the leases to us if AnHeart defaults. Further, AnHeart has tendered an unconditional guaranty of all liabilities arising under the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

Off -balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require our management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, accounts receivable, revenue recognition, impairment of long-lived assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

We believe that among our significant accounting policies, which are described in Note 2 to the audited consolidated financial statements included in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. We evaluate the collectability of our accounts receivable and determine the appropriate allowance for doubtful accounts based on a combination of factors. When we become aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount we reasonably expect to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. We use specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of December 31, 2018 and December 31, 2017, the allowances for doubtful accounts were $658,104 and $567,108, respectively.

Revenue recognition

We recognize revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

The core principle underlying the revenue recognition ASU is that we will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. This will require us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Our revenue streams are recognized at a point in time.

The contract assets and contract liabilities are recorded on the Condensed Consolidated Balance Sheet as accounts receivable and advance payment from customers as of December 31, 2018 and December 31, 2017. For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Years Ended
	December 31, 2018	December 31, 2017
North Carolina	$138,790,263	$140,933,148
Florida	88,670,044	87,174,466
Georgia	63,546,391	67,442,366
Total	$291,006,698	$295,549,980

Impairment of Long-lived Assets

We assess our long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value.

Income taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We do not believe that there was any uncertain tax position at December 31, 2018, and 2017.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are evaluating the impact of the adoption of this revised guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect that adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of the restricted cash on our consolidated statement of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. We are currently evaluating the impact of our pending adoption of ASU 2017-11 on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HF Foods Group Inc.

Consolidated Financial Statements

For the Fiscal Years Ended December 31, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

HF Foods Group Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

New York, New York

April 1, 2019

HF Foods Group Inc.

Consolidated Balance Sheets

	As of
	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$5,489,404	$6,086,044
Accounts receivable, net	14,406,476	14,700,854
Accounts receivable - related parties, net	2,292,151	1,586,420
Inventories, net	22,175,769	22,669,225
Advances to suppliers, net	280,267	1,042,554
Advances to suppliers - related parties, net	1,526,482	3,248,309
Notes receivable	3,803,826	-
Notes receivable - related parties, current	8,117,686	-
Other current assets	950,703	554,865
TOTAL CURRENT ASSETS	59,042,764	49,888,271

Property and equipment, net	22,650,021	21,709,467
Deferred tax assets	117,933	-
Long term notes receivable	-	764,493
Long-term notes receivable - related parties	423,263	6,860,056
Other long-term assets	242,426	1,435,613
TOTAL ASSETS	$82,476,407	$80,657,900

CURRENT LIABILITIES:
Lines of credit	$8,194,146	$11,894,146
Accounts payable	17,474,206	17,275,485
Accounts payable - related parties	3,923,120	4,075,927
Advance from customers	61,406	49,677
Advance from customers - related parties	166,490	1,350,296
Current portion of long-term debt, net	1,455,441	1,372,125
Current portion of obligations under capital leases	164,894	434,003
Income tax payable	-	512,415
Dividend payable	-	1,000,000
Accrued expenses	2,148,602	991,388
TOTAL CURRENT LIABILITIES	33,588,305	38,955,462

Long-term debt, net	13,109,854	14,249,579
Obligations under capital leases, non-current	120,705	118,535
Deferred tax liabilities	1,196,061	436,212
TOTAL LIABILITIES	$48,014,925	$53,759,788

Commitments and contingencies

EQUITY:
Common Stock, $0.0001 par value, 30,000,000 shares authorized, 22,167,486 and 19,969,831 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2,217	1,997
Additional paid-in capital	22,920,603	21,549,703
Retained earnings	10,433,984	4,255,213
Total shareholders’ equity	33,356,804	25,806,913
Noncontrolling interest	1,104,678	1,091,199
TOTAL EQUITY	34,461,482	26,898,112
TOTAL LIABILITIES AND EQUITY	$82,476,407	$80,657,900

HF Foods Group Inc.

Consolidated Statements of Income

	For the years ended December 31
	2018	2017

Net revenue - third parties	$272,859,695	$277,100,116
Net revenue - related parties	18,147,003	18,449,864
TOTAL NET REVENUE	291,006,698	295,549,980

Cost of revenue - third parties	223,694,206	233,538,139
Cost of revenue - related parties	17,746,943	18,076,874
TOTAL COST OF REVENUE	241,441,149	251,615,013

GROSS PROFIT	49,565,549	43,934,967

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	41,039,438	32,924,877

INCOME FROM OPERATIONS	8,526,111	11,010,090

Other Income (Expenses)
Interest income	493,358	21,105
Interest expense and bank charges	(1,372,508)	(1,339,897)
Rental income and other income	1,196,989	1,010,038
Total Other Income (Expenses), net	317,839	(308,754)

INCOME BEFORE INCOME TAX PROVISION	8,843,950	10,701,336

PROVISION FOR INCOME TAXES	2,490,255	623,266

NET INCOME	6,353,695	10,078,070

Less: net income attributable to noncontrolling interest	67,240	431,999

NET INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$6,286,455	$9,646,071

NET INCOME	6,353,695	10,078,070
Less: Pro forma adjustment to reflect income tax expenses if taxed under C Corporation	-	3,439,857
Less: Net income attributable to noncontrolling interest	67,240	431,999
Net income used to compute pro forma net earnings per share	6,286,455	6,206,214

Earnings per common share - basic and diluted	$0.30	$0.48
Pro Forma earnings per common share - basic and diluted	0.30	0.31
Weighted average shares - basic and diluted	20,991,004	19,969,831

HF Foods Group Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31
	2018	2017

Cash flows from operating activities:
Net Income	$6,353,695	$10,078,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,134,832	2,004,374
Gain from disposal of equipment	-	(25,000)
Provision of doubtful accounts	90,996	220,986
Deferred tax expenses (benefits)	641,916	(125,854)
Changes in operating assets and liabilities:
Accounts receivable, net	203,381	(802,144)
Accounts receivable - related parties, net	(705,731)	1,265,021
Inventories	493,456	850,373
Advances to suppliers	762,288	84,722
Advances to suppliers - related parties, net	1,721,827	(2,514,778)
Other current assets	(513,940)	2,679,389
Other long-term assets	1,193,186	456,068
Accounts payable	198,721	217,582
Accounts payable - related parties	(152,807)	33,999
Advance from customers	11,729	(2,148,648)
Advance from customers - related parties	(1,183,806)	2,514,778
Income tax payable	(453,492)	415,120
Accrued expenses	1,157,215	82,804
Net cash provided by operating activities	11,953,466	15,286,862

Cash flows from investing activities:
Cash received from business combination of HG Realty	-	31,070
Cash received from business combination with Atlantic Acquisition Corp.	1,430,298	-
Purchase of property and equipment	(3,075,385)	(2,264,680)
Proceeds from disposal of equipment	-	25,000
Payment made for notes receivable	(3,039,333)	(764,493)
Payment made for long-term notes receivable to related parties	(1,680,893)	(2,495,501)
Net cash used in investing activities	(6,365,313)	(5,468,604)

Cash flows from financing activities:
Proceeds from lines of credit	3,900,000	2,600,000
Repayment of lines of credit	(7,600,000)	(4,400,000)
Proceeds from long-term debt	2,250,350	2,580,889
Repayment of long-term debt	(3,573,698)	(1,884,319)
Cash distribution paid to shareholders	(1,161,445)	(8,584,929)
Net cash used in financing activities	(6,184,793)	(9,688,359)

Net increase (decrease) in cash	(596,640)	129,899
Cash at beginning of the year	6,086,044	5,956,145
Cash at end of the year	$5,489,404	$6,086,044

Supplemental cash flow information
Cash paid for interest	$1,344,750	$1,268,953
Cash paid for income taxes	$2,065,000	$288,909

HF Foods Group Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Ordinary shares		Additional				Total
	Number of shares	Amount	paid-in capital	Retained earnings	Shareholders’ Equity	Noncontrolling Interest	shareholders' equity

Balance at December 31, 2016	19,969,831	$1,997	$13,717,122	$9,979,901	$23,699,020	$659,200	$24,358,220
Net income	-	-	-	9,646,071	9,646,071	431,999	10,078,070
Net assets transferred from business combination with HG Realty	-	-	2,582,581	-	2,582,581	-	2,582,581
Capital contribution by shareholders through converting retained earnings to additional paid-in capital	-	-	5,250,000	(5,250,000)	-	-	-
Effect of the conversion of S corporations and partnership entities to C corporations	-	-	-	(535,830)	(535,830)	-	(535,830)
Cash distribution to shareholders	-	-	-	(9,584,929)	(9,584,929)	-	(9,584,929)
Balance at December 31, 2017	19,969,831	$1,997	$21,549,703	$4,255,213	$25,806,913	$1,091,199	$26,898,112
Effect of reverse acquisition	2,197,655	220	1,370,900	-	1,371,120	-	1,371,120
Net income	-	-	-	6,286,455	6,286,455	67,240	6,353,695
Distribution to shareholders	-	-	-	(107,684)	(107,684)	(53,761)	(161,445)
Balance at December 31, 2018	22,167,486	$2,217	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482

HF FOODS GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Organization and General

HF Foods Group Inc. (“HF Foods”, or the “Company”) markets and distributes fresh produces, frozen and dry food, and non-food products to primarily Asian/Chinese restaurants and other foodservice customers throughout the Southeast region of the United States.

The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Business Combination

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Group Holding Corporation, a North Carolina corporation (“HF Holding”), the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Merger”) and a wholly-owned subsidiary of Atlantic (the “Acquisition”). Additionally, upon the closing of the transactions contemplated by the Merger Agreement (the “Closing”), (i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (Collectively, these transactions are referred to as the “Transactions”).

At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entities.

Following the consummation of the Transactions on August 22, 2018, there were 22,167,486 shares of common stock issued and outstanding, consisting of (i) 19,969,831 shares issued to HF Holding’s stockholders pursuant to the Merger Agreement, (ii) 400,000 shares redeemed by one of Atlantic’s shareholders in conjunction with the Transactions, (iii) 10,000 restricted shares issued to one of Atlantic’s shareholders in conjunction with the Transactions, and (iv) 2,587,655 shares originally issued to the pre-Transaction stockholders of Atlantic.

The Acquisition is treated by Atlantic as a reverse business combination under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, HF Holding is considered to be acquiring Atlantic in this transaction. Therefore, the aggregate consideration paid in connection with the business combination will be allocated to Atlantic’s tangible and intangible assets and liabilities based on their fair market values. The assets and liabilities and results of operations of Atlantic will be consolidated into the results of operations of HF Holding as of the completion of the business combination.

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

●	Han Feng, Inc. (“Han Feng”)

●	Truse Trucking, Inc. (“TT”)

●	Morning First Delivery, Inc. (“MFD”)

●	R&N Holdings, LLC (“R&N Holdings”)

●	R&N Lexington, LLC (“R&N Lexington”)

●	Kirnsway Manufacturing Inc. (“Kirnsway”)

●	Chinesetg, Inc. (“Chinesetg”)

●	New Southern Food Distributors, Inc. (“NSF”)

●	B&B Trucking Services, Inc. (“BB”)

●	Kirnland Food Distribution, Inc. (“Kirnland”)

●	HG Realty LLC (“HG Realty”)

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

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION (Continued)

The following table summarizes the entities under HF Group after the above-mentioned reorganization:

Name	Date of incorporation	State of incorporation	Percentage of legal ownership by HF Holding	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina	—	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina	100%	Distributing food and related products
TT	August 6, 2002	North Carolina	100%	Trucking service
MFD	April 15, 1999	North Carolina	100%	Trucking service
R&N Holdings	November 21, 2002	North Carolina	100%	Real estate holding
R&N Lexington	May 27, 2010	North Carolina	100%	Real estate holding
Kirnsway	May 24, 2006	North Carolina	100%	Design and printing services
Chinesetg	July 12, 2011	North Carolina	100%	Design and printing services
NSF	December 17, 2008	Florida	100%	Distributing food and related products
BB	September 12, 2001	Florida	100%	Trucking service
Kirnland	April 11, 2006	Georgia	66.7%	Distributing food and related products
HG Realty	May 11, 2012	Georgia	100%	Real estate holding

On June 5, 2018, AnHeart Inc. (“AnHeart”) was incorporated and 100% owned by HF Holding. On February 23, 2019, the Company transferred all of its ownership interest in AnHeart to Jianping An, a resident of New York. AnHeart had no activities since inception other than being formed solely to enter into lease agreements for two premises in New York City, NY (Note 8).

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of HF Foods and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of December 31, 2018 and 2017, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of December 31, 2018 and 2017, the allowances for doubtful accounts were $658,104 and $567,108, respectively.

HF FOODS GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. No inventory reserves were recorded for the years ended December 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

	Estimated useful lives (years)
Buildings and improvements	7	-	39
Machinery and equipment	3	-	7
Motor vehicles			5

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

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of December 31, 2018 and 2017.

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

The contract assets and contract liabilities are recorded on the Condensed Consolidated Balance Sheet as accounts receivable and advance payment from customers as of December 31, 2018 and 2017. For the years ended December 31, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Years Ended
	December 31, 2018	December 31, 2017
North Carolina	$138,790,263	$140,933,148
Florida	88,670,044	87,174,466
Georgia	63,546,391	67,442,366
Total	$291,006,698	$295,549,980

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $5,205,673 and $4,763,185 for the years ended December 31, 2018 and 2017, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there was any uncertain tax positions at December 31, 2018 and 2017.

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both December 31, 2018 and 2017. In each case, the Company records the equipment as its own assets under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s unaudited condensed consolidated balance sheets and depreciated over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended December 31, 2018 and 2017.

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

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, no supplier accounted for more than 10% of the total cost of revenue. As of December 31, 2018, three suppliers accounted for 55%, 18% and 12% of total advance payments outstanding and these three suppliers accounted for 65%, 22% and 14% of advance payments to related parties, respectively. As of December 31, 2017, one supplier accounted for 69% of total advance payments outstanding and this supplier accounted for 92% of advance payments to related parties.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Accounts receivable	$15,064,580	$15,267,962
Less: allowance for doubtful accounts	(658,104)	(567,108)
Accounts receivable, net	$14,406,476	$14,700,854

Movement of allowance for doubtful accounts is as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017
Beginning balance	$567,108	$670,280
Provision for doubtful accounts	119,329	220,9866
Less: write off/recovery	(28,333)	(324,158)
Ending balance	$658,104	$567,1088

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4- NOTES RECEIVABLE

On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, which is a supplier to the Company. Pursuant to the promissory note agreement, Feilong Trading, Inc could borrow up to $4,000,000 from time to time. The note bears interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The entire amount of all unpaid principal and accrued interest shall be due and payable in full by September 30, 2019. As of December 31, 2018, outstanding balance of the notes receivable were $3,803,826. On March 1 2019, the Company and Feilong Trading, Inc agreed to extend the expiration date to March 1, 2024. Meanwhile, the Company’s major shareholder Mr. Zhou Min Ni agreed to personally guarantee the repayment of this note receivable.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Land	$1,608,647	$1,608,647
Buildings and improvements	18,784,628	18,589,496
Machinery and equipment	10,160,205	9,430,221
Motor vehicles	10,267,095	8,288,868
Subtotal	40,280,575	37,917,232
Less: accumulated depreciation	(18,170,554)	(16,207,765)
Property and equipment, net	$22,650,021	$21,709,467

Depreciation expense was $2,134,832 and $2,004,374 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 - LINES OF CREDIT

On July 1, 2016, Han Feng, the Company’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit of $14,500,000. The line of credit is secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and was extended to May 27, 2019, to provide uninterrupted credit facility while the renewal of the line of credit is being reviewed by the bank. Interest is based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is payable monthly (5.35% at December 31, 2018). The outstanding balance on the line of credit as at December 31, 2018 and 2017 was $5,644,000 and $9,344,000, respectively. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. At December 31, 2018 and 2017, Han Feng was in compliance with the covenants under the line of credit agreement. The line of credit was guaranteed by the two shareholders of the Company, as well as four subsidiaries of the Company, TT, MFD, R&N Holding and R&N Lexington.

On November 14, 2012, NSF, the Company’s another operating entity, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit of $4,000,000. The line of credit is secured by three real properties owned by NSF, and guaranteed by the two shareholders of the Company, as well as BB, a subsidiary of the Company. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were due in January 2018. The line of credit was renewed upon maturity, with the revolving credit increased to $5,000,000, and is now due in February 2020. Interest is based on the LIBOR rate plus 2.75% (3.99% at December 31, 2018). The outstanding balance on the line of credit as at December 31, 2018 and 2017 was $2,550,146 and $2,550,146, respectively. The line of credit agreement contains certain financial covenants which, among other things, require NSF to maintain certain financial ratios. At December 31, 2018, NSF was not in compliance with the covenants under the line of credit agreement. The Company is currently working with bank to either get a waiver or modify the covenant term. However, failure to comply with the covenant may cause the bank to demand repayment in full anytime. At December 31, 2017, NSF was in compliance with the covenants under the line of credit agreement.

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31, 2018 and 2017 is as follows:

Bank name	Maturity	Interest rate at December 31, 2018			As of December 31, 2018	As of December 31, 2017
East West Bank – (b)	June 2022 - August 2027	5.27%	-	5.75%	$5,053,539	$5,220,809
Capital Bank – (c)	October 2027			3.85%	5,138,988	5,333,677
Bank of America – (d)	February 2023			5.18%	1,363,211	2,262,500
Bank of Montreal – (a)	April 2021 - March 2024	5.17%	-	6.17%	2,256,724	1,071,398
GE Capital – (a)	October 2019			5.94%	—	36,359
Other finance companies – (e)	March 2019 - December 2022	5.75%	-	7.45%	752,833	1,696,961
Total debt					14,565,295	15,621,704
Less: current portion					(1,455,441)	(1,372,125)
Long-term debt					$13,109,854	$14,249,579

The terms of the various loan agreements related to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified levels of debt to tangible net assets and debt service coverage. As of December 31, 2018 and 2017, the Company was in compliance with such covenants.

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

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

The future maturities of long-term debt at December 31,2018 are as follows:

Twelve months ending December 31,
2019	$1,455,441
2020	1,304,686
2021	1,120,683
2022	4,677,260
2023	1,313,006
Thereafter	4,694,219
Total	$14,565,295

NOTE 8 - LEASES

Capital Lease Obligations

The Company leases vehicles or delivery trucks under capital leases with various expiration dates through 2023. At December 31, 2018 and 2017, the cost of assets acquired under capital leases is $1,484,911 and$ 1,297,900, respectively, and the related accumulated depreciation is $810,753 and $535,590, respectively, and the net book value is $674,157 and $762,310, respectively. Depreciation expense related to these assets for the years ended December 31, 2018 and 2017 were $275,163 and $259,580, respectively.

Capital lease obligations consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Vehicles due in monthly installments of $40,470 inclusive of interest at 14.38%, due in March 2019	$118,535	$552,538
Computers due in monthly installments of $4,073 inclusive of interest at 5.3%, due in June 20121-August 2021	$167,063	$-
Less: current portion	(164,894)	(434,003)
Obligations under capitalized leases payable after one year	$120,705	$118,535

Operating lease commitments

The Company’s operating leases mainly include forklifts, housing units and two buildings located in New York city, as described below. These leases had an average remaining lease term of approximately 5 years as of December 31, 2018 for forklift and 27 years for real estate lease. Rental expense charged to expenses under operating leases for the years ended December 31, 2018 and 2017 amounted to $356,798 and $575,693, respectively.

On July 2, 2018, AnHeart entered into two separate leases for two buildings located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively, which are net leases, meaning that AnHeart is required to pay all costs associated with the buildings, including utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the construction of a two-story structure at 273 fifth avenue and rehabilitation of the building at 275 fifth avenue. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. The 275 fifth avenue lease includes an option to extend the term for an additional 10 years. Under the leases, AnHeart delivered two letters of credit in favor of the Landlord as security for AnHeart’s obligations under the leases. With respect to 273 Fifth Avenue, the letter of credit is in the amount of $213,000. With respect to 275 Fifth Avenue, the letter of credit is in the amount of $115,500. The Company entered into the leases for the purpose of expanding its product lines to include Chinese herb supplements, and management determined at the time of the execution of the leases to use the sites to develop into a hub for such products. However, management has since determined to cease the said business expansion.

On February 23, 2019, the Company executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. The transfer of ownership has been disclosed and landlord consent is expected. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of shares, AnHeart has executed a security agreement which provides a security interest in AnHeart assets and a covenant that the Company will be assigned the leases if AnHeart defaults. Further, Anheart has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 31, 2018 are as follows:

Twelve months ended December 31,
2019	$180,810
2020	42,030
2021	8,983
2022	297
2023	-
Thereafter	-
Total	$232,120

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

A.	Corporate Income Taxes (“CIT”)

Prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB had elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington and HG realty were formed as partnerships. An S corporation or partnership is considered a flow-through entity and is generally not subject to federal or state income tax on corporate level. In lieu of corporate income taxes, the stockholders and members of these entities are taxed on their proportionate share of the entities’ taxable income. Kirnland did not elect to be treated as S corporation and was the only entity that is subject to corporate income taxes under this report.

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

(i)	The Income tax provision (benefit) of the Company for the years ended December 31, 2018 and 2017 consists of the following:

	For the Years Ended
	December 31, 2018	December 31, 2017
Current:
Federal	$1,474,467	$631,487
State	373,871	117,633
Current income tax provision	1,848,338	749,120
Deferred:
Federal	520,163	(104,771)
State	121,754	(21,083)
Deferred income tax expense (benefit)	641,917	(125,854)
Total income tax provision	$2,490,255	$623,266

(ii)	Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of December 31, 2018	As of December 31, 2017
Deferred tax assets:
Allowance for doubtful accounts	$165,083	$139,947
Inventories	113,730	1,750
Section 481(a) adjustment	40,317	140,310
Accrued expenses	46,750	237,550
Total deferred tax assets	365,880	519,557
Deferred tax liabilities:
Property and equipment	(1,444,008)	(955,769)
Total deferred tax liabilities	(1,444,008)	(955,769)
Net deferred tax assets (liabilities)	$(1,078,128)	$(436,212)

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows：

	As of December 31, 2018	As of December 31, 2017
Noncurrent deferred tax assets	$117,933	$-
Noncurrent deferred tax liabilities	(1,196,061)	(436,212)
Net deferred tax liabilities	$(1,078,128)	$(436,212)

The above-disclosed deferred income tax assets and liabilities as of December 31, 2017 included deferred tax assets in the amount of $398,699 and deferred tax liabilities in the amount of $934,529 derived from the effect of future conversion of the above-mentioned S corporations and partnership entities to C corporations.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017
Federal statutory tax rate	21.0%	34.0%
State statutory tax rate	4.4%	6.0%
U.S. permanent difference	1.0%	(1.2)%
Others	1.7%	-
Effect of flow-through entities	—	(33)%
Effective tax rate	28.1%	5.8%

B.	Pro Forma Income Taxes Information

As mentioned before, prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB had elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington, and HG realty were formed as partnerships. Starting January 1, 2018, all of the above-mentioned entities have been converted to C corporations and will be subject to regular corporate income tax rate going forward.

The following pro forma financial information presents the income tax expenses and EPS for year ended December 31, 2017, as if all of these S corporation and partnership entities had been converted to C corporations as of the beginning of each period presented:

(i)	The Pro forma Income tax provision of the Company for the year ended December 31, 2017 consists of the following:

For the Year Ended December 31, 2017 (Unaudited)
Current:
Federal	$3,677,489
State	478,675
Current income tax provision	4,156,164
Deferred:
Federal	(73,805)
State	(19,236)
Deferred income tax provision	(93,041)
Total income tax provision	$4,063,123

(ii) The Pro forma deferred tax assets and liabilities are as follows:

As of December 31, 2017
(Unaudited)
Deferred tax assets	519,557
Deferred tax liabilities	(955,769)
Net deferred tax liabilities	$(436,212)

(iii) The pro forma earnings per share:

For the Year ended December 31, 2017
Pro forma net income	$6,638,213
Less: net income (loss) attributable to noncontrolling interest	431,999
Pro forma net income attributable to HF Foods Group, Inc.	6,206,214
Pro forma earnings per common share - basic and diluted	$0.31
Pro forma weighted average shares - basic and diluted	19,969,831

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. These related party transactions as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 are identified as follows:

Related Party Balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of December 31, 2018 and 2017, respectively:

Name of Related Party	As of December 31, 2018	As of December 31, 2017
(a) Allstate Trading Company Inc.	$1,000	$176,660
(b) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	255,412	87,814
(c) Eagle Food Service LLC	817,275	656,799
(d) Fortune One Foods Inc.	130,314	154,904
(e) Eastern Fresh LLC	784,836	340,114
(f) New Marco Food Inc.	—	170,129
(g) Enson Trading LLC	170,633	—
(h) Enson Philadelphia Inc.	49,027	—
(i) Hengfeng Food Service Inc.	83,654	—

Total	$2,292,151	$1,586,420

a.	Mr. Zhou Min Ni, the Chairman and Chief Executive Officer of the Company, owns 40% equity interest of this entity;
b.	Mr. Zhou Min Ni owns 50% equity interest of this entity;
c.	Tina Ni, one of Mr. Zhou Min Ni’s family member owns 50% equity interest of this entity;
d.	Mr. Zhou Min Ni owns 17.5% equity interest of this entity;
e.	Mr. Zhou Min Ni owns 30% equity interest of this entity;
f.	Mr. Zhou Min Ni owns 30% equity interest of this entity.
g.	Mr. Zhou Min Ni owns 25% equity interest of Enson Trading LLC.
h.	Mr. Zhou Min Ni owns 25% equity interest of Enson Philadelphia Inc.
i.	Mr. Zhou Min Ni owns 45% equity interest of Hengfeng Food Service Inc.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of December 31, 2018 and 2017, respectively:

Name of Related Party	As of December 31, 2018	As of December 31, 2017
(1) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$—	$2,978,161
(2) Ocean Pacific Seafood Group	208,960	145,888
(3) Han Feng Information Tech. Jinhua Inc.	—	5,167
(4) NSG International Inc. (“NSG”)	-	119,093
(5) Revolution Industry LLC	329,394	—
(6) First Choice Seafood Inc.	988,128	—
Total	$1,526,482	$3,248,309

(1)

Mr. Zhou Min Ni owns 50% equity interest of this entity. The large advances to Enson Seafood GA Inc. (“Enson Seafood”) made in 2017 was a result of the Company’s decision to take advantage of the large refrigerated facilities owned by Enson Seafood. The Company made these advances to Enson Seafood for the purchases of large quantities of frozen foods. Enson Seafood takes possession of these frozen goods until they are shipped based on the Company’s sales orders. The Company did not include these advanced purchases in its inventory since the title and risk of these goods remained with Enson Seafood;

(2)	Mr. Zhou Min Ni owns 25% equity interest of this entity;
(3)	Mr. Zhou Min Ni owns 37% of its equity interest;
(4)	Mr. Zhou Min Ni owns 30% of its equity interest;
(5)	The son of Mr. Zhou Min N, Raymond Ni owns 100% of Revolution Industry LLC;
(6)	First Choice Seafood is owned by Enson Seafood GA Inc, as described in (1).

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

c.	Notes receivables - related parties

The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.

As of December 31, 2018 and 2017, the outstanding loans to various related parties consist of the following:

Name of Related Party	As of December 31, 2018	As of December 31, 2017
Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$1,987,241	$550,000
NSG International Inc. (“NSG”)	6,092,397	5,993,552
Eastern Fresh LLC (“Eastern”)	—	316,504
Revolution Automotive LLC (“Revolution Automotive”) (1)	461,311	—
Total	$8,540,949	$6,860,056
Less: Current portion	$8,117,686	$—
Total	$423,263	$6,860,056

(1)	The son of Mr. Zhou Min Ni, Raymond Ni owns 100% of Revolution Automotive LLC.

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

On March 1, 2019, the Company and each of Enson Seafood and NSG agreed to extend the expiration date of their notes payable to February 29, 2024 and Mr. Zhou Min Ni agreed to personally guarantee these notes.

d.	Accounts payable - related parties

As of December 31, 2018 and 2017, the Company had a total accounts payable balance of $3,923,120 and $ 4,075,927 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

e.	Advance from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balances for advance from customers involving related parties amounted to $166,490 and $1,350,296 as of December 31, 2018 and 2017, respectively.

Lease Agreements with Related Parties:

A subsidiary of the Company, RN Holding, leases a facility to a related party under an operating lease agreement expiring in 2019. The cost of the leased building is $400,000 at December 31, 2018 and 2017, and the accumulated depreciation of the leased building is $100,000 and $89,743 at December 31, 2018 and 2017, respectively. Rental income for the years ended December 31, 2018 and 2017 amounted to $45,600 and 45,600, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 as at December 31, 2018 and 2017, and the accumulated depreciation of the leased building is $433,966 and $351,306 as at December 31, 2018 and 2017, respectively. Rental income for the years ended December 31, 2018 and 2017 were $480,000 and $490,000.

Related Party Sales and Purchases Transactions:

The Company also makes regular sales to or purchases from various related parties during the normal course of business. The total sales made to related parties amounted to $18,147,003 and $18,449,864 for the years ended December 31, 2018 and 2017, respectively. The total purchases made from related parties were $31,676,828 and $32,221,005 for the years ended December 31, 2018 and 2017, respectively.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents net sales by segment for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended
	December 31, 2018	December 31, 2017
Sales to independent restaurants	$272,172,106	$275,481,019
Wholesale	18,834,592	20,068,961
Total	$291,006,698	$295,549,980

All the Company’s revenue was generated from its business operation in the U.S.

	For the Year Ended December 31, 2018
	Sales to independent restaurants	Wholesale	Total
Revenue	$272,172,106	$18,834,592	$291,006,698
Cost of revenue	223,535,244	17,905,905	241,441,149
Gross profit	$48,636,862	$928,687	$49,565,549
Depreciation and amortization	$1,996,661	$138,171	$2,134,832
Total capital expenditures	$2,876,339	$199,046	$3,075,385

	For the Year Ended December 31, 2017
	Sales to independent restaurants	Wholesale	Total
Revenue	$275,481,019	$20,068,961	$295,549,980
Cost of revenue	232,914,638	18,700,375	251,615,013
Gross profit	$42,566,381	$1,368,586	$43,934,967
Depreciation and amortization	$1,868,269	$136,105	$2,004,374
Total capital expenditures	$2,110,900	$153,780	$2,264,680

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING (Continued)

	As of December 31, 2018	As of December 31, 2017
Total assets:
Sales to independent restaurants	$77,138,353	$75,180,924
Wholesale	5,338,054	5,476,976
Total Assets	$82,476,407	$80,657,900

NOTE 12 – CONTINGENCY

Kirnland Food Distribution, Inc., a subsidiary of the Company, has been under an inquiry by the United States Department of Labor, Wage and Hour Division, Atlanta Regional Office (the “Department”), concerning pre-acquisition wage practices and record keeping for the period from April 2013 through July 2018. On March 11, 2019, the Company and the Department have concluded an agreement to settle the claims arising from this investigation on behalf of the current and former employees for back wages, liquidated damages and penalties in a total aggregate amount of $1,831,167, to be paid on or before May 15, 2019. The $1.8 million has been accrued in distribution, selling and administrative expenses in the consolidated financial statements for the year ended December 31, 2018.

The Company believes that it has resolved the past issues raised by the Department of Labor, and also plans on providing the Department of Labor with its remedial actions to address the issues raised currently and on an ongoing basis.

In addition, as described in Note 8, HF Holding is the guarantor for AnHeart’s lease agreements. Although the Company transferred all ownership in AnHeart to a third party, the transfer does not release HF Holding’s liability and obligation as a guarantor.

NOTE 13 – SUBSEQUENT EVENTS

On February 23, 2019, the Company executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000.

On March 1, 2019, the Company, Feilong Trading, Inc., Enson Seafood, and NSG agreed to extend the expiration date of the notes receivable agreement to March 1, 2024, February 29, 2024 and February 29, 2024, respectively. (refer to Note 4 and note 10).

There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2018. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2018. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2018, we identified material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to the deficiency in the ability of our in-house accounting professionals to generate financial statements in the form required by applicable SEC requirements. Control deficiencies are related to the lack of proper documentation to evidence the review of customer orders and purchase orders, and lack of proper documentation to evidence customers’ acknowledgement of transaction amounts and account balances. Due to the foregoing material weakness and control deficiencies, management concluded that as of December 31, 2018, our internal control over financial reporting was ineffective.

In order to address and resolve the foregoing material weakness, we have begun to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements, formalizing our processes to generate documentation sufficient to support customer orders and purchase orders, and implementing controls to obtain documentation evidencing customer agreements to transaction amounts and account balances.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth under “Proposal No. 1: Election of Directors” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth under “Executive and Director Compensation” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth under “Stock Ownership” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth under “Ratification of Freedman LLP as Independent Registered Public Accounting Firm for 2019” in Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

Exhibit Number	Description
2.1

Merger Agreement dated March 27, 2018, by and among Atlantic Acquisition Corp., HF Group Merger Sub Inc., HF Group Holding Corporation, the stockholders of HF Group Holding Corporation and Zhou Min Ni, as the stockholders’ representative (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 18, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)
3.2

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)

3.3	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
4.2

Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

4.3

Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

10.1

Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.2

Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.3

Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.4

Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)

10.5

HF Food Group Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 18, 2018)*

10.6

Form of Escrow Agreement between Atlantic Acquisition Corp., Loeb and Loeb L.P. as escrow agent and HF Group and Zhou Min Ni, as representative of the stockholders of HF Group (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)

10.7

Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Group (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)

10.8

Form of Lock Up Agreement dated August 22, 2018 between Atlantic Acquisition Corp. and the stockholders of HF Group (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)

10.9

Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Zhou Min Ni (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*

10.10

Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Chan Sin Wong (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*

10.11

Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Jian Ming Ni (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*

10.12	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank (filed herewith)
10.13	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank (filed herewith)
10.14	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank (filed herewith)
10.15	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank (filed herewith)
10.16	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank (filed herewith)
10.17	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A. (filed herewith)
10.18	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service (filed herewith)
21	Subsidiaries of Registrant (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: April 1, 2019	By:	/s/ Zhou Min Ni
Zhou Min Ni
Chief Executive Officer (Principal executive officer)

Date: April 1, 2019	By:	/s/ Jian (“Jonathan”) Ming Ni
Jian (“Jonathan”) Ming Ni
Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhou Min Ni	Chairman of the Board, Chief Executive Officer	April 1, 2019
Zhou Min Ni	(Principal executive officer)

/s/ Jian (“Jonathan”) Ming Ni	Chief Financial Officer	April 1, 2019
Jian (“Jonathan”) Ming Ni	(Principal financial officer and accounting officer

/s/ Chan Sin Wong	Director, President	April 1, 2019
Chan Sin Wong

/s/ Ren Hua Zheng	Director	April 1, 2019
Ren Hua Zheng

/s/ Hong Wang	Director	April 1, 2019
Hong Wang

/s/ Zhehui Ni	Director	April 1, 2019
Zhehui Ni