Form 10-Q
period 2019-03-31
HF Foods Group Inc.
filed 2019-05-15
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number: 001-38180

HF FOODS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-2717873 (I.R.S. Employer Identification No.)

6001 W. Market Street, Greensboro, NC 27409
(Address of principal executive offices) (Zip Code)

(336) 268-2080

(Issuer’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	HFFG	Nasdaq Capital Market

As of May 14, 2019, the registrant had 22,167,486 shares of common stock issued and outstanding.

HF Foods group inc.
form 10-q for the quarter ended MARCH 31, 2019

i

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

HF Foods group inc. and subsidiaries
condensed consolidated balance sheets
(unaudited)

	As of
	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$6,897,354	$5,489,404
Accounts receivable, net	15,376,607	14,406,476
Accounts receivable - related parties, net	2,145,061	2,292,151
Inventories, net	23,677,137	22,175,769
Advances to suppliers, net	217,314	280,267
Advances to suppliers - related parties, net	1,161,590	1,526,482
Notes receivable	733,373	3,803,826
Notes receivable - related parties, current	952,592	8,117,686
Other current assets	681,765	950,703
TOTAL CURRENT ASSETS	51,842,793	59,042,764

Property and equipment, net	24,582,651	22,650,021
Operating Lease Right-of-use assets	95,931	-
Deferred tax assets	90,131	117,933
Long term notes receivable	3,179,203	-
Long-term notes receivable - related parties	7,692,339	423,263
Other long-term assets	198,060	242,426
TOTAL ASSETS	$87,681,108	$82,476,407

CURRENT LIABILITIES:
Lines of credit	$7,094,146	$8,194,146
Accounts payable	19,740,594	17,474,206
Accounts payable - related parties	2,823,142	3,923,120
Advance from customers	47,844	61,406
Advance from customers - related parties	119,947	166,490
Current portion of long-term debt, net	1,706,839	1,455,441
Current portion of obligations under capital leases	262,904	164,894
Current portion of obligations under operating leases	39,191	-
Income tax payable	296,773	-
Accrued expenses	2,273,035	2,148,602
TOTAL CURRENT LIABILITIES	34,404,415	33,588,305

Long-term debt, net	14,408,026	13,109,854
Obligations under capital leases, non-current	1,272,846	120,705
Obligations under operating leases, non-current	56,740	-
Deferred tax liabilities	1,284,027	1,196,061
TOTAL LIABILITIES	$51,426,054	$48,014,925

Commitments and contingencies

EQUITY:
Common Stock, $0.0001 par value, 30,000,000 shares authorized, 22,167,486 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,217	2,217
Additional paid-in capital	22,920,603	22,920,603
Retained earnings	12,106,797	10,433,984
Total shareholders’ equity	35,029,617	33,356,804
Noncontrolling interest	1,225,437	1,104,678
TOTAL EQUITY	36,255,054	34,461,482
TOTAL LIABILITIES AND EQUITY	$87,681,108	$82,476,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HF Foods group inc. and subsidiaries
condensed consolidated statements of income
(unaudited)

	For the three months ended March 31
	2019	2018

Net revenue - third parties	$70,303,911	$69,875,910
Net revenue - related parties	4,497,111	4,704,861
TOTAL NET REVENUE	74,801,022	74,580,771

Cost of revenue - third parties	57,725,355	57,866,544
Cost of revenue - related parties	4,368,811	4,610,161
TOTAL COST OF REVENUE	62,094,166	62,476,705

GROSS PROFIT	12,706,856	12,104,066

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	10,365,172	10,072,612

INCOME FROM OPERATIONS	2,341,684	2,031,454

Other Income (Expenses)
Interest income	151,949	6,875
Interest expense and bank charges	(336,958)	(405,563)
Other income	284,535	257,190
Total Other Income (Expenses), net	99,526	(141,498)

INCOME BEFORE INCOME TAX PROVISION	2,441,210	1,889,956

PROVISION FOR INCOME TAXES	647,639	503,481

NET INCOME	1,793,571	1,386,475

Less: net income attributable to noncontrolling interest	120,758	38,525

NET INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,672,813	$1,347,950

Earnings per common share - basic and diluted	$0.08	$0.07

Weighted average shares - basic and diluted	22,167,486	19,969,831

The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months Ended March 31, 2019 and 2018

(UNAUDITED)

	Ordinary shares		Additional				Total
	Number of shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity	Noncontrolling Interest	Shareholders' Equity
Balance at December 31, 2018	22,167,486	$2,217	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income				1,672,813	1,672,813	120,759	1,793,572
Balance at March 31, 2019	22,167,486	$2,217	$22,920,603	$12,106,797	$35,029,.617	$1,225,437	$36,255,054
Balance at December 31, 2017	19,969.831	1,997	21,549,703	4,255,213	25,806,913	1,091,199	26,898,112
Net income				1,347,950	1,347,950	38,525	1,386,475
Distributions to Shareholders				(180,089)	(180,089)	(89,911)	(270,000)
Balance as of March 31, 2018	19,969,831	$1,997	$21,549,703	$5,423,074	$26,974,774	$1,039,813	$28,014,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods group inc. and subsidiaries
condensed consolidated statements of cash flows
(unaudited)

	For the three months ended March 31
	2019	2018

Cash flows from operating activities:
Net Income	$1,793,571	$1,386,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	707,396	496,095
Gain from disposal of equipment	(39,609)
Provision of doubtful accounts	(103,051)	105,323
Deferred tax expenses (benefits)	115,769	(3,396)
Changes in operating assets and liabilities:
Accounts receivable, net	(867,080)	(777,769)
Accounts receivable - related parties, net	147,090	50,773
Inventories	(1,501,368)	257,304
Advances to suppliers	62,953	547,436
Advances to suppliers - related parties, net	364,892	870,838
Other current assets	268,938	171,193
Other long-term assets	44,366	1,355,218
Accounts payable	2,266,388	1,243,088
Accounts payable - related parties	(1,099,978)	(917,280)
Advance from customers	(13,562)	(7,456)
Advance from customers - related parties	(46,543)	(1,196,153)
Income tax payable	296,773	506,878
Accrued expenses	124,433	(489,700)
Net cash provided by operating activities	2,521,378	3,598,867

Cash flows from investing activities:
Purchase of property and equipment	(1,344,555)	(1,349,693)
Proceeds from disposal of equipment	176,800	-
Payment made for notes receivable	(108,750)	(1,347,984)
Proceeds from long-term notes receivable to related parties	13,750	241,584
Payment made for long-term notes receivable to related parties	(117,732)	-
Net cash used in investing activities	(1,380,487)	(2,456,093)

Cash flows from financing activities:
Proceeds from lines of credit	1,500,000	600,000
Repayment of lines of credit	(2,600,000)	(1,300,000)
Proceeds from long-term debt	2,144,555	907,422
Repayment of long-term debt	(594,985)	(1,157,361)
Repayment of capital lease	(182,511)	(102,764)
Cash distribution paid to shareholders	-	(311,826)
Net cash provided by (used in) financing activities	267,059	(1,364,529)

Net increase (decrease) in cash	1,407,950	(221,755)
Cash at beginning of the period	5,489,404	6,086,044
Cash at end of the period	$6,897,354	$5,864,289

Supplemental cash flow information
Cash paid for interest	$379,969	$333,170
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

The following table summarizes the entities under HF Group after the above-mentioned reorganization:

Name	Date Of Incorporation	Place Of Incorporation	Percentage Of Legal Ownership By HF Holding	Principal Activities
Parent:
HF Holding	October 11, 2017	North Carolina, USA	----	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Distributing food and related products
TT	August 6, 2002	North Carolina, USA	100%	Trucking service
MFD	April 15, 1999	North Carolina, USA	100%	Real estate holding
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Design and printing services
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services
Chinesetg	July 12, 2011	North Carolina, USA	100%	Design and printing services
NSF	December 17, 2008	Florida, USA	100%	Distributing food and related products
BB	September 12, 2001	Florida, USA	100%	Trucking service
Kirnland	April 11, 2006	Georgia, USA	66.7%	Distributing food and related products
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding

On June 5, 2018, AnHeart Inc. (“AnHeart”) was incorporated and 100% owned by HF Holding. On February 23, 2019, HF Holding transferred all of its ownership interest in AnHeart to Jianping An, a resident of New York. AnHeart had no activities since inception other than being formed solely to enter into lease agreements for two premises in New York City, NY (Note 8).

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of HF Holding and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2018 and 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of March 31, 2019, its results of operations and its cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

Noncontrolling interests

U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of income and comprehensive income.

Uses of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowances for doubtful accounts, estimated useful lives and fair value in connection with the impairment of property and equipment. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of March 31, 2019, and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of March 31, 2019, and December 31, 2018, the allowances for doubtful accounts were $555,053 and $658,104, respectively.

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. No inventory reserves were recorded for the three months ended March 31, 2019 and 2018.

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
	(in years)
Buildings And Improvements	7	-	39
Machinery And Equipment	3	-	7
Motor Vehicles		5

Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property, plant and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of income and comprehensive income in other income or expenses.

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of March 31, 2019 and December 31, 2018.

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

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The majority of the Company’s contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a point in time.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

The contract assets and contract liabilities are recorded on the unaudited condensed consolidated balance sheets as accounts receivable and advance from customers as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For The Three Months Ended
	March 31, 2019	March 31, 2018
North Carolina	$35,259,767	$34,997,667
Florida	23,130,742	23,153,538
Georgia	16,410,513	16,429,566
Total	$74,801,022	$74,580,771

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $1,051,120 and $1,073,793 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at March 31, 2019 and December 31, 2018.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

Leases

On January 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The new standard was adopted in the current quarter and did not have a material impact on the Company’s consolidated balance sheets or on our consolidated income statements. The adoption of Topic 842 resulted in the presentation of $95,931 of operating lease assets and operating lease liabilities on the consolidated balance sheet as of March 31, 2019. See Note 8 for additional information.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended March 31, 2019 and 2018.

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

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019 and 2018, no supplier accounted for more than 10% of the total cost of revenue. As of March 31, 2019, three suppliers accounted for 54%, 16% and 15% of total advance payments and these three suppliers accounted for 64%, 19% and 17% of advance payments to related parties, respectively. As of December 31, 2018, three suppliers accounted for 55%, 18% and 12% of total advance payments outstanding and these three suppliers accounted for 65%, 22% and 14% of advance payments to related parties, respectively.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

Recent accounting pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has not early adopted this update and it will become effective on July 1, 2020. The Company is currently evaluating the impact of our pending adoption of ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not early adopted this update and it will become effective on July 1, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Accounts receivable	$15,931,660	$15,064,580
Less: Allowance for Doubtful Accounts	(555,053)	(658,104)
Accounts receivable, net	$15,376,607	$14,406,476

Movement of allowance for doubtful accounts is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Beginning Balance	$658,104	$567,108
Provision for doubtful accounts	(99,678)	118,045
Less: write off/recover	(3,373)	(12,722)
Ending balance	$555,053	$672,431

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

NOTE 4 - NOTES RECEIVABLE

On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, which is a supplier to the Company. Pursuant to the promissory note agreement, Feilong Trading, Inc could borrow up to $4,000,000 from time to time. The note bears interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The entire amount of all unpaid principal and accrued interest shall be due and payable in full by September 30, 2019. As of March 31, 2019, and December 31, 2018, outstanding balance of the notes receivable were $3,912,576 and $3,803,826, respectively. On March 1, 2019, the Company and Feilong Trading, Inc agreed to extend the expiration date to March 1, 2024 and will be repaid monthly. The note is guaranteed by the Company’s major shareholder Mr. Zhou Min Ni.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Land	$1,608,647	$1,608,647
Buildings and improvements	18,784,628	18,784,628
Machinery and equipment	9,545,154	10,160,205
Motor vehicles	11,641,656	10,267,095
Subtotal	41,580,085	40,820,575
Less: Accumulated depreciation	(16,997,434)	(18,170,554)
Property and equipment, net	$24,582,651	$22,650,021

Depreciation expense was $707,396 and $496,095 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 - LINES OF CREDIT

On July 1, 2016, Han Feng, the Company’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provides for a revolving credit of $14,500,000. The line of credit is secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and was extended to May 27, 2019, to provide uninterrupted credit facility while the renewal of the line of credit is being reviewed by the bank. Interest is based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is payable monthly (5.35% at March 31, 2019). The outstanding balance on the line of credit as at March 31, 2019 and December 31, 2018 was $6,144,000 and $5,644,000, respectively. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. At March 31, 2019 and December 31, 2018, Han Feng was in compliance with the covenants under the line of credit agreement. The line of credit was guaranteed by the two shareholders of the Company, as well as four subsidiaries of the Company, TT, MFD, R&N Holding and R&N Lexington.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

On November 14, 2012, NSF, another of the Company’s operating subsidiaries, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit of $4,000,000. The line of credit is secured by three real properties owned by NSF, and guaranteed by the two shareholders of the Company, as well as BB, a subsidiary of the Company. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were originally due in January 2018 and subsequently extended to February 2020. Interest is based on the LIBOR rate plus 2.75% (5.2486% at March 31, 2019). The outstanding balance on the line of credit as at March 31, 2019 and December 31, 2018 was $950,146 and $2,550,146, respectively. The line of credit agreement contains certain financial covenants which, among other things, require NSF to maintain certain financial ratios. At March 31, 2019, NSF was in compliance with the covenants under the line of credit agreement. At December 31, 2018, NSF was not in compliance with the covenants under the line of credit agreement. The Company received a waiver from the bank on March 11, 2019.

NOTE 7 - LONG-TERM DEBT

Long-term debt at March 31, 2019 and December 31, 2018 is as follows:

					As of
Bank Name	Maturity	Interest rate at March 31, 2019			March 31, 2019	December 31, 2018
East West Bank – (b)	June 2022–August 2027	4.25%	-	5.75%	$5,010,424	$5,053,539
Capital Bank – (c)	October 2027		3.85%		5,092,102	5,138,988
Bank of America – (d)	February 2023	5.132%	-	5.509%	3,116,159	1,363,211
Bank of Montreal – (a)	April 2022–January 2024	5.87%	-	5.99%	722,470	2,256,724
Peoples United Bank – (e)	March 2019–January 2023	5.75%	-	7.53%	1,506,650	752,833
Other finance companies	April 2023–March 2024	5.95%	-	6.17%	667,060	---

Total debt					$16,114,865	$14,565,295
Less: current portion					(1,706,839)	(1,455,441)
Long-term debt					$14,408,026	$13,109,854

The terms of the various loan agreements relating to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified levels of debt to tangible net worth and debt service coverage. As of March 31, 2019, and December 31, 2018, the Company was in compliance with such covenants.

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

(c)	Guaranteed by two shareholders, as well as Han Feng, a subsidiary of the Company. Also secured by a real property owned by HG Realty. Balloon payment of this debt is $3,116,687.

(d)

Guaranteed by two shareholders, as well as two subsidiaries of the Company, NSF and BB. Secured by a real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment of this long-term debt is $1,684,898.

(e)	Secured by vehicles.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

The future maturities of long-term debt at March 31,2019 are as follows:

Twelve months ending March 31
2020	$1,706,839
2021	1,651,494
2022	2,874,511
2023	2,764,886
2024	420,570
Thereafter	6,696,565
Total	$16,114,865

NOTE 8 - LEASES

The Company has operating and finance leases for vehicles or delivery trucks, forklifts and computer equipment with various expiration dates through 2021. The Company determines whether an arrangement is or includes an embedded lease at contract inception. Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, we also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

Operating Leases

The components of operating lease expense were as follows:

Three Months Ended as of March 31, 2019
Operating lease cost	$164,752

Supplemental cash flow information related to leases was as follows:

Three Months Ended as of March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$164,752

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	$95,931
Current portion of obligations under operating leases	$39,191
Obligations under operating leases, non-current	56,740
Total operating lease liabilities	$95,931

Weighted Average Remaining Lease Term
Operating leases	31

Weighted Average Discount Rate
Operating leases	5.11%

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

Finance Leases

The components of finance lease expense were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Finance lease cost:
Amortization of right-of-use assets	$145,879	$64,895
Interest on lease liabilities	32,327	18,646
Total finance lease cost	$178,206	$83,541

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$32,327	$18,646
Financing cash flows from finance leases	$182,512	$102,764
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$1,432,662	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019	December 31, 2018
Finance Leases
Property and equipment, at cost	$2,917,573	$1,484,911
Accumulated depreciation	$(956,632)	$(810,753)
Property and equipment, net	$1,960,941	$674,158

Current portion of obligations under capital leases	$262,904	$164,894
Obligations under capital leases, non-current	$1,272,845	$120,705
Total finance lease liabilities	$1,535,749	$285,599

Weighted Average Remaining Lease Term
Finance leases	63	27

Weighted Average Discount Rate
Finance leases	7.49%	8.05%

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

Maturities of lease liabilities were as follows:

Twelve months ending March 31	Operating Leases	Finance Leases
2020	$44,498	$373,715
2021	33,878	373,715
2022	22,495	352,151
2023	1,733	334,224
2024	—	295,250
Thereafter	—	162,142
Total Lease Payments	102,604	1,891,197
Less Imputed Interest	(6,673)	(355,448)
Total	$95,931	$1,535,749

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

On February 23, 2019, HF Holding executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. The transfer of ownership was completed on May 2, 2019. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of shares, AnHeart has executed a security agreement which provides a security interest in AnHeart assets and a covenant that the Company will be assigned the leases if AnHeart defaults. Further, AnHeart has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

NOTE 9 - TAXES

A.     Corporate Income Taxes (“CIT”)

Prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB have been elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington and HG realty are formed as partnerships. An S corporation or partnership is considered a flow-through entity and is generally not subject to federal or state income tax on corporate level. In lieu of corporate income taxes, the stockholders and members of these entities are taxed on their proportionate share of the entities’ taxable income. Kirnland did not elect to be treated as S corporation and is the only entity that is subject to corporate income taxes under this report.

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

(i)	The Income tax provision (benefit) of the Company for the three months ended March 31, 2019 and 2018 consists of the following:

	For the three months ended
	March 31, 2019	March 31, 2018
Current:
Federal	$392,484	$420,018
State	$139,388	$86,860
Current income tax provision	$531,872	$506,878
Deferred:
Federal	$103,060	$(3,972)
State	$12,707	$575
Deferred income tax provision (benefit)	$115,767	$(3,397)
Total income tax provision	$647,639	$503,481

(ii)	Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of
	March 31,	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$137,934	$165,083
Inventories	119,859	113,730
Section 481(a) adjustment		40,317
Other accrued expenses	88,835	46,750
Total deferred tax assets	346,628	365,880
Deferred tax liabilities:
Property and equipment	(1,540,524)	(1,444,008)
Total deferred tax liabilities	$(1,193,896)	$(1,078,128)

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	As of
	March 31,	December 31,
	2019	2018
Noncurrent deferred tax assets:	$90,131	$117,933
Noncurrent deferred tax liabilities	(1,284,027)	(1,196,061)
Net deferred tax liabilities	(1,193,896)	(1,078,128)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	5.2%	4.6%
U.S. permanent difference	0.3%	1.0%
Effective tax rate	26.5%	26.6%

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. These related party transactions as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and, 2018 are identified as follows:

Related party balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of March 31, 2019 and December 31, 2018, respectively:

	As of
	March 31,	December 31,
	2019	2018
Name of Related Party
(a) Allstate Trading Company Inc.	$—	$1,000
(b) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	304,412	255,412
(c) Eagle Food Service LLC	957,640	817,275
(d) Fortune One Foods Inc.	79,916	130,314
(e) Eastern Fresh LLC	676,663	784,836
(f) Enson Trading LLC	—	170,633
(g) Hengfeng Food Service Inc.	48,008	83,654
(h) Enson Philadelphia Inc	78,422	49,027
Total	$2,145,061	$2,292,151

(a)	Mr. Zhou Min Ni, the Chairman and Chief Executive Officer of the Company, owns a 40% equity interest in this entity;

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

(b)	Mr. Zhou Min Ni owns a 50% equity interest in this entity;

(c)	Tina Ni, one of Mr. Zhou Min Ni’s family member owns a 50% equity interest in this entity;

(d)	Mr. Zhou Min Ni owns a 17.5% equity interest in this entity;

(e)	Mr. Zhou Min Ni owns a 30% equity interest in this entity;

(f)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.

(g)	Mr. Zhou Min Ni owns a 45% equity interest in this entity.

(h)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of March 31, 2019 and December 31, 2018, respectively:

	As of
	March 31, 2019	December 31, 2018
Name of Related Party
(1) Ocean Pacific Seafood Group	$200,720	$208,960
(2) Revolution Industry LLC	217,197	329,394
(3) First Choice Seafood Inc.	743,673	988,128
Total	$1,161,590	$1,526,482

(1)	Mr. Zhou Min Ni owns a 25% equity interest in this entity;

(2)	The son of Mr. Zhou Min N, Raymond Ni, owns 100% of Revolution Industry LLC;

(3)	First Choice Seafood is owned by Enson Seafood GA Inc. of which Mr. Zhou Min Ni owns a 50% equity interest.

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

c.	Notes receivables - related parties

The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.

As of March 31, 2019, and December 31, 2018, the outstanding loans to various related parties consist of the following:

	As of
	March 31, 2019	December 31, 2018
Name of Related Party
Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$2,056,691	$1,987,241
NSG International Inc. (“NSG”) (1)	6,136,262	6,092,397
Revolution Automotive LLC (“Revolution Automotive”) (2)	451,978	461,311
Total	$8,644,931	$8,540,949
Less: Current portion	$952,592	$8,117,686
Total	$7,692,339	$423,263

(1)	Mr. Zhou Min Ni, owns a 30% equity interest in this entity.

(2)	The son of Mr. Zhou Min Ni, Raymond Ni, owns 100% of Revolution Automotive LLC.

On January 1, 2018, the Company signed a promissory note agreement with Enson Seafood. Pursuant to the promissory note agreement, the outstanding balances of $550,000 due from Enson Seafood as of December 31, 2017 were converted into promissory notes bearing annual interest of 5%. The interest shall be accrued starting January 1, 2018. The principal plus interest shall be paid off no later than December 31, 2019. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.

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

On March 1, 2019 the Company signed a new five year-term promissory note agreement with Enson Seafood that comprised a restatement and novation and superseded the note dated September 30, 2018. Pursuant to the new promissory note agreement, the outstanding balance of $1,472,316 bears interest at the rate of 5% per annum on the update balance, Enson Seafood will pay monthly installments until principal and accrued interest is paid in full no later than February 29, 2024.

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

On March 1, 2019 the Company signed a new five year-term promissory note agreement with NSG that comprised a restatement and novation and superseded the note dated January 1, 2018. Pursuant to the new promissory note agreement, the outstanding balance of $6,140,676 together with interest at the rate of 5% per annum on the update. NSG will pay monthly installments until principal and accrued interest is paid in full no later than February 29, 2024.

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

As of March 31, 2019 and December 31, 2018, the Company had a total accounts payable balance of $2,823,142 and $3,923,120 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

e.	Advance from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balances for advance from customers involving related parties amounted to $119,947 and $166,490 as of March 31, 2019 and December 31, 2018, respectively.

Lease Agreements with Related Parties:

A subsidiary of the Company, RN Holding, leases a facility to a related party under an operating lease agreement expiring in 2024. The cost of the leased building is $400,000 at March 31, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $102,564 and $100,000 at March 31, 2019 and December 31, 2018, respectively. Rental income for the three months ended March 31, 2019 and March 31, 2018 were $11,400 and $11,400, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 at March 31, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $454,631 and $433,966 as at March 31, 2019 and December 31, 2018, respectively. Rental income for the three months ended March 31, 2019 and March 31, 2018 were $120,000 and $120,000, respectively.

Related party sales and purchases transactions:

The Company also makes regular sales to or purchases from various related parties during the normal course of business. The total sales made to related parties amounted to $4,497,111 and $4,704,861 for the three months ended March 31, 2019 and 2018, respectively. The total purchases made from related parties were $8,932,217 and $7,134,760 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents net sales by segment for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Sales to independent restaurants	$70,123,135	$69,875,910
Wholesale	4,677,887	4,704,861
Total	$74,801,022	$74,580,771

All the Company’s revenue was generated from its business operation in the U.S.

	For the Three Months Ended March 31, 2019
	Sales to independent restaurants	Wholesale	Total
Revenue	$70,123,135	$4,677,887	$74,801,022
Cost of revenue	57,560,246	4,533,920	62,094,166
Gross profit	$12,562,889	$143,967	$12,706,856
Depreciation and amortization	$663,157	$44,239	$707,396
Total capital expenditures	$1,260,470	$84,085	$1,344,555

	For the Three Months Ended March 31, 2018
	Sales to independent restaurants	Wholesale	Total
Revenue	$69,875,910	$4,704,861	$74,580,771
Cost of revenue	57,866,544	4,610,161	62,476,705
Gross profit	$12,009,366	$94,700	$12,104,066
Depreciation and amortization	$463,283	$32,812	$496,095
Total capital expenditures	$1,260,424	$89,269	$1,349,693

	As of March 31, 2019	As of December 31, 2018
Total assets:
Sales to independent restaurants	$82,197,729	$77,138,353
Wholesale	5,483,379	5,338,054
Total Assets	$87,681,108	$82,476,407

HF Foods group inc. and subsidiaries

notes to unaudited condensed consolidated financial statements

NOTE 12 – SUBSEQUENT EVENTS

On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement (the “Credit Agreement”) with East West Bank. The Credit Agreement provides for a $25 million secured line of credit facility available to be used in one or more revolving loans to the Company’s domestic subsidiaries that are parties to the Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrower Subsidiaries”) are the borrowers and the Company and each of its other material subsidiaries are guarantors of all of the obligations under the Credit Agreement. The line of credit matures on August 18, 2021.

Contemporaneously with the execution of the Credit Agreement, existing senior debt of the Borrower Subsidiaries in the amount of $6,111,692 was paid from revolving loans drawn on the line of credit.

Under the Credit Agreement, the Borrower Subsidiaries will pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from to time, depending on the rate elected at the time a borrowing request is made, but in no event shall the interest rate of any revolving loan at any time be less than 4.214% per annum. The Credit Agreement contains financial covenants which, among other things, require the Company to maintain certain financial ratios.

On April 25, 2019, R & N Holdings, LLC entered into an agreement to purchase a vacant warehouse in Charlotte, North Carolina for $3,225,000. The purpose of the acquisition is to expand the frozen food storage capacity of the Company as well as establishing a base of operations in the Charlotte metropolitan area. The location in Charlotte will facilitate serving customers in the largest metropolitan area of North Carolina and the state of South Carolina. There is additional space in the building that can be leased to other tenants at favorable leasing rates, serving to defray some portion of the Corporation’s expense of acquisition.

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:

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

●	Failure to protect our intellectual property rights;
●	Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
●	The development of an active trading market for our common stock; and
●	other factors discussed in “Item 1A. Risk Factors.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note About Forward-Looking Statements” for additional cautionary information.

Overview

HF Foods Group Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

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

The Company, acting through its subsidiaries, is a foodservice distributor operated by Chinese Americans, providing Chinese restaurants, primarily Chinese takeout restaurants located in the southeastern United States, with good quality food and supplies at competitive prices. Since our inception in 1997, fueled by increasing demand in the Chinese foods market segment, which our management believes is highly fragmented with unsophisticated competitors and has natural cultural barriers, we have grown our business and currently serve approximately 3,200 restaurant customers in ten states with our deep understanding of Chinese Culture and our business know-how in the Chinese community.

In the past 20 years operation, we have developed distribution channels throughout the southeastern United States. We have three distribution centers located in Greensboro, North Carolina, Ocala, Florida, and Atlanta Georgia, which comprise 400,000 square feet of total storage space, a fleet of 105 refrigerated vehicles for short-distance delivery, 12 tractors and 17 trailers for long-haul operations, and centralized inventory management and procurement, supported by an outsourced call center located in China for customer relationship management. We offer a variety of high quality products at competitive prices to our customers. Customers can benefit from our efficient supply chain to support such customer’s growth.

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

With 20 years operations, we have established a large supplier network and we maintain long-term relationships with many major suppliers. The procurement team is led by Zhou Min Ni, CEO of the Company, who has deep insight in the industry. The centralized procurement management system gives us negotiating power given the large procurement quantities, improves our turnover of inventory and account payables, and reduces our operating costs.

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

Outlook

Our acquisition strategy depends on access to sufficient capital. If we are unable able to obtain equity or debt financing, or borrowings from bank loans, we may not be able to execute our plan to acquire other distributors and wholesalers. Even if we are able to make such acquisitions, we may not be able to successfully integrate any acquired businesses or improve their profitability, which could have a material adverse effect on our financial condition and future operating performance.

Our net revenue for the three months ended March 31, 2019 was $74.8 million, an increase of $0.2 million, or 0.3%, from $74.6 million for the three months ended March 31, 2018. Net income attributable to our stockholders for the three months ended March 31, 2019 was $1.7 million, an increase of $0.3 million, or 24.1%, from $1.4 million for the three months ended March 31, 2018. Adjusted EBITDA for the three months ended March 31, 2019 was $3.5 million, an increase of $0.7 million, or 24.9%, from $2.8 million for the three months ended March 31, 2018. For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc.— Adjusted EBITDA” below.

How to Assess Our Performance

In assessing performance, we consider a variety of performance and financial measures, including principal growth in net sales, gross profit and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Revenue

Net revenue is equal to gross sales minus sales returns; sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Net sales are driven by changes in number of customers, product inflation that is reflected in the pricing of our products, and mix of products sold.

Gross Profit

Gross profit is equal to net sales minus cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration), inbound freight, custom clearance fees and other miscellaneous expenses. Cost of goods sold generally changes as we incur higher or lower costs from suppliers and as the customer and product mix changes.

Distribution, General and Administrative Expenses

Distribution, general and administrative expenses primarily consist of salaries and benefits for employees and contract labors, trucking and fuels expenses, utilities, maintenance and repairs expenses, insurance expense, depreciation and amortization expenses, selling and marketing expenses, professional fees and other operating expenses.

Income taxes Provision

Prior to January 1, 2018, seven of our subsidiaries elected under the Internal Revenue Code to be S corporations, and three subsidiaries were formed as partnerships. An S corporation or partnership is considered a flow-through entity and is generally not subject to federal or state income tax on corporate level. In lieu of corporate income taxes, the stockholders and members of these entities are taxed on their proportionate share of the entities’ taxable income. Only one subsidiary did not elect to be treated as S corporation and was the only entity that was subject to corporate income taxes as of December 31, 2018. Effective January 1, 2018, all of the S corporation and partnership entities have been converted to C corporations and will be taxed at corporate level going forward. Accordingly, we account for income taxes of all subsidiaries under ASC 740.

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting our business than U.S. GAAP measures alone can provide. Our management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Our management believes that the use of these non-GAAP financial measures provides an additional tool for us and investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with the companies in the same industry, many of which present similar non-GAAP financial measures to investors. We present Adjusted EBITDA in order to provide supplemental information that management considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items. The definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations as analytical tools, you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	Excludes certain tax payments that may represent a reduction in cash available to the Company;

●	Does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

●	Does not reflect changes in, or cash requirements for, our working capital needs; and

●	Does not reflect the significant interest expense, or the cash requirements, necessary to service our debt.

Results of Operations for the three months ended March 31, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended
	March 31		Changes
	2019	2018	Amount	%
Net Revenue	$74,801,022	$74,580,771	$220,251	0.3%
Cost of revenue	62,094,166	62,476,705	(382,539)	-0.6%
Gross profit	12,706,856	12,104,066	602,790	5.0%
Distribution, selling and administrative	10,365,172	10,072,612	292,560	2.9%
Income from operations	2,341,684	2,031,454	310,230	15.3%
Interest income	151,949	6,875	145,074	2110.2%
Interest expenses and bank charges	(336,958)	(405,563)	68,605	-16.9%
Other income	284,535	257,190	27,345	10.6%
Income before income tax provision	2,441,210	1,889,956	551,254	29.2%
Provision for income taxes	647,639	503,481	144,158	28.6%
Net income	1,793,571	1,386,475	407,096	29.4%
Less: net income attributable to noncontrolling interest	120,758	38,525	82,233	213.5%
Net income attributable to HF Foods Group	$1,672,813	$1,347,950	$324,863	24.1%

Net Revenue

Net revenue was derived mainly from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.

The following table sets forth the breakdown of net revenue:

	For the Three Months ended March 31
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$70,123,135	93.7%	$69,875,910	93.7%	$247,225	0.4%
Wholesale	4,677,887	6.3%	4,704,861	6.3%	(26,974)	-0.6%
Total	$74,801,022	100.0%	$74,580,771	100.0%	$220,251	0.3%

Compared with the three months ended March 31, 2018, net revenue increased by $0.2 million, or 0.3%, for the three months ended March 31, 2019. The increase was attributable primarily to a $0.3 million increase in sales to independent restaurants, due primarily to slightly increased commodity prices in the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

We conduct wholesale as a supplemental business for foodservice distribution to restaurants, by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchases can improve overall bargaining power with manufacturers by increasing total order quantity. Net revenue from wholesale for the three months ended March 31, 2019 showed a 0.6% decrease from the three months ended March 31, 2018, which was within the normal fluctuation of business operations.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Three Months Ended March 31		Change
	2019	2018	Amount	%
Sales to independent restaurants
Net revenue	$70,123,135	$69,875,910	$247,225	0.4%
Cost of revenue	57,560,246	57,866,544	(306,298)	-0.5%
Gross profit	$12,562,889	$12,009,366	$553,523	4.6%
Gross Margin	17.9%	17.2%	0.7%

Wholesale
Net revenue	$4,677,887	$4,704,861	$(26,974)	-0.6%
Cost of revenue	4,533,920	4,610,161	(76,241)	-1.7%
Gross profit	$143,967	$94,700	$49,267	52.0%
Gross Margin	3.1%	2.0%	1.1%

Total sales
Net revenue	$74,801,022	$74,580,771	$220,251	0.3%
Cost of revenue	62,094,166	62,476,705	(382,539)	-0.6%
Gross profit	$12,706,856	$12,104,066	$602,790	5.0%
Gross Margin	17.0%	16.2%	0.8%

Cost of revenue was $62.1 million for the three months ended March 31, 2019, a decrease of $0.4 million, or 0.6%, from $62.5 million for the three months ended March 31, 2018. The decrease was attributable primarily to the $0.3 million decrease in cost of revenue for the sales to independent restaurants, from $57.9 million for the three months ended March 31, 2018 to $57.6 million for the three months ended March 31, 2019. The decrease was attributable mainly to decreases in sales volume and unit purchase prices of meat and frozen food due to the trade war between the US and China causing a large amount of chicken and other agricultural products not to be sold to China. Sales of meat and frozen food comprised 35% of our sales in Q1 2019, a decrease of 4%, as compared to 39% in Q1 2018. The average cost per bag of purchase price dropped from $8.75 in 2018 to $7.23 in 2019.

Gross profit was $12.7 million for the three months ended March 31, 2019, an increase of $0.6 million, or 5.0%, from $12.1 million for the three months ended March 31, 2018. This was attributable primarily to the $0.6 million increase in gross profit derived from sales to independent restaurants, from $12.0 million for the three months ended March 31, 2018 to $12.6 million for the three months ended March 31, 2019. Gross margin increased from 16.2% for the three months ended March 31, 2018 to 17.0% for the three months ended March 31, 2019, representing 0.8% increase which resulted primarily from the 0.7% increase in gross margin from the sales to independent restaurants and a 1.1% increase from the wholesale segment. The increase in gross margin was mainly attributable to (a) lower purchase prices negotiated with vendors as a result of larger purchase volumes and strengthened negotiating power and (b) the improvement of the centralized procurement function resulting in more efficient inventory management, logistics and vendor payment.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $10.4 million for the three months ended March 31, 2019, an increase of $0.3 million, or 2.9%, from $10.1 million for the three months ended March 31, 2018. The increase was attributable mainly to increases in salaries for senior managements and contract labor costs for additional truck drivers hired due to less working hours per driver per week.

Interest Expenses and Bank Charges

Interest expenses and bank charges are primarily generated from lines of credit, capital leases, and long- term debt. Interest expenses and bank charges were $0.3 million for the three months ended March 31, 2019, a decrease of $0.1 million, or 16.9%, compared with $0.4 million for the three months ended March 31, 2018, as a result of a decrease in balances under our lines of credit.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.3 million for the three months ended March 31, 2019 and 2018.

Income taxes Provision

Provision for income taxes increased by $0.1 million, or 28.6%, from $0.5 million for the three months ended March 31, 2018 to $0.6 million for the three months ended March 31, 2019, as a result of the increase in income before tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest is derived from one minority owned subsidiary and increased by $0.1 million or 214% from $38,525 for the three months ended March 31, 2018 to $0.1 million for the three months ended March 31, 2019, as a result of the increase of net income of the subsidiary of which we have a noncontrolling interest.

Net Income Attributable to Our Stockholders

Net income attributable to our stockholders increased by $0.3 million, or 24.1%, from $1.4 million for the three months ended March 31, 2018 to $1.7 million for the three months ended March 31, 2019.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA and reconciliation to Net Income, the closest U.S. GAAP measure:

	For the Three Months Ended March 31
	2019	2018	Amount	%
Net income	$1,793,571	$1,386,475	$407,096	29.4%
Interest expenses	336,958	405,563	(68,605)	-16.9%
Income tax provision	647,639	503,481	144,158	28.6%
Depreciation & Amortization	707,396	496,095	211,301	42.6%
Adjusted EBITDA	$3,485,564	$2,791,614	$693,950	24.9%
Percentage of revenue	4.7%	3.7%	1.0%

Adjusted EBITDA was $3.5 million for the three months ended March 31, 2019, an increase of $0.7 million, or 24.9%, compared to $2.8 million for the three months ended March 31, 2018. The increase was attributable mainly to the increase of gross margin derived from the sales to independent restaurants resulting from our continuing effort to offer better products and value-added services to our customers, strengthen our negotiation power with suppliers, and improve the operation efficiency for centralized procurement, inventory and logistics management. As a percentage of revenue, adjusted EBITDA was 4.7% and 3.7% for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of approximately $6.9 million. We have funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of March 31, 2019. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there can be no assurance that we will be successful in our plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, including but not limited to the demand for our products, economic conditions, the competitive pricing in the foodservice distribution industry and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of its debt.

The following table sets forth cash flow data for the three months ended March 31, 2019 and March 31, 2018:

	2019	2018
Net cash provided by operating activities	$2,521,378	$3,598,867
Net cash used in investing activities	(1,380,487)	(2,456,093)
Net cash provided (used in) in financing	267,059	(1,364,529)
Net increase in cash and cash equivalents	$1,407,950	$(221,755)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $2.5 million for the three months ended March 31, 2019, a decrease of $1.1 million, or 30%, compared to net cash provided by operating activities of $3.6 million for the three months ended March 31, 2018. The decrease resulted from a decrease of $1.7 million of changes in working capital consisting mainly of the change in inventory which was offset by an increase of $0.4 million in net income.

Investing Activities

Net cash used in investing activities was approximately $1.4 million for the three months ended March 31, 2019, a decrease of $1.1 million, or 43.8%, compared to $2.5 million of net cash used in investing activities for the three months ended March 31, 2018. The decrease consisted mainly of a $1.2 million decrease in payments for notes receivable.

Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2019, an increase of $1.6 million, or 119.6%, compared with cash used in financing activities of $1.4 million for the three months ended March 31, 2018. The increase resulted from an increase of $2.1 million of proceeds from lines of credit and long-term debt, a decrease of $0.6 million of repayments of long-term debt and a no cash distribution paid to shareholders during the three months ended March 31, 2019. These amounts were offset by an increase of $1.3 million of repayment of lines of credit and long-term debt.

On April 18, 2019, the Company and our operating subsidiaries Han Feng, New Southern Food Distributers and Kirnland entered into a credit agreement with East West Bank, which replaced our prior credit agreement with East West Bank. The credit agreement provides a $25,000,000 revolving credit facility which is due August 18, 2021, accrues interest based on the prime rate less 0.375% or 2.20% above LIBOR, but in no event less than 4.214% per annum, and is secured by virtually all assets of the Company and our domestic subsidiaries. The line of credit agreement contains certain financial covenants which, among other things, require us to maintain certain financial ratios. As of the date of this report, we were in compliance with the covenants under the line of credit agreement.

New Southern Food Distributers, Inc. (“NSF”), maintains a $4,000,000 revolving credit facility with Bank of America. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories, is due in February 2020, accrues interest based on the LIBOR rate plus 2.75% (3.99% at December 31, 2018) and is secured by three real properties owned by NSF, and guaranteed by the Company and certain of our subsidiaries and affiliates. The outstanding balance on the facility at March 31, 2019 was $950,146. The line of credit agreement contains certain financial covenants which, among other things, require NSF to maintain certain financial ratios. As of the date of this report, NSF was in compliance with the covenants under the line of credit.

Commitments and Contractual Obligations

The following table presents our material contractual obligations as of March 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than
Lines of credit	$7,094,146	$7,094,146	$—	$—	$—
Long-term debt	16,114,865	1,706,839	4,526,005	3,185,456	6,696,565
Capital lease obligations	1,891,197	373,715	725,867	629,473	162,142
Operating lease commitments	102,604	44,498	56,373	1,733	—
Total	$25,202,812	$9,219,198	$5,308,245	$3,816,662	$6,858,707

On July 2, 2018, AnHeart Inc. (“AnHeart”), our former subsidiary, entered into two separate leases for two buildings located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively, which are net leases, meaning that AnHeart is required to pay all costs associated with the buildings, including utilities, maintenance and repairs. We provided a guaranty for all rent and related costs of the leases, including costs associated with the construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue.

On February 23, 2019, we executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. We completed the transfer of ownership on May 2, 2019. However, the transfer of ownership did not release our guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of shares, AnHeart executed a security agreement which provides a security interest in AnHeart’s assets and a covenant that the lease will be assigned to us if AnHeart defaults. Further, Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines, executed an unconditional guaranty of all AnHeart liabilities arising from the leases.

Off -balance Sheet Arrangements

We are not a party to any off -balance sheet arrangements.

Critical Accounting Policies and Estimates

Except for the following, there have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2019.

Recent accounting pronouncements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reported in our Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Controls Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was ineffective due to material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to the deficiency in the ability of our in-house accounting professionals to generate financial statements in the form required by applicable SEC requirements. Control deficiencies are related to the lack of proper documentation to evidence the review of customer orders and purchase orders, and lack of proper documentation to evidence customers’ acknowledgement of transaction amounts and account balances. In order to address and resolve the foregoing material weakness, during the three months ended March 31, 2019, we made the following changes to our internal control over financial reporting: we hired hiring additional financial personnel, including an Assistant Controller, who is experienced in the preparation of financial statements in compliance with applicable SEC requirements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Letter Agreement dated January 30, 2019, by and between the Company and Caixuan Xu.

10.2

Credit Agreement dated as April 18, 2019, by and among the Company, Han Feng, Inc., New Southern Food Distributors, Inc., Kirnland Food Distribution, Inc. and East West Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2019)

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

HF FOODS GROUP INC.

By: /s/ Zhou Min Ni
Zhou Min Ni Chief Executive Officer (Principal executive officer)

By: /s/ Caixuan Xu
Caixuan Xu Chief Financial Officer (Principal financial and accounting officer)

Date: May 15, 2019