Form 10-Q
period 2019-06-30
HF Foods Group Inc.
filed 2019-08-14
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

YES ☐ NO ☒

As of August 12, 2019, the registrant had 22,350,211 shares of common stock issued and outstanding.

HF Foods group inc.
form 10-q for the quarter ended June 30, 2019

i

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

HF FOODS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30	December 31
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$6,941,989	$5,489,404
Accounts receivable, net	13,687,825	14,406,476
Accounts receivable - related parties, net	2,690,110	2,292,151
Inventories, net	26,122,873	22,175,769
Advances to suppliers, net	396,929	280,267
Advances to suppliers - related parties, net	1,229,659	1,526,482
Notes receivable	718,284	3,803,826
Notes receivable - related parties, current	979,211	8,117,686
Income Tax Recoverable	637,660	-
Other current assets	950,470	950,703
TOTAL CURRENT ASSETS	54,355,010	59,042,764

Property and equipment, net	27,617,543	22,650,021
Operating lease right-of-use assets	85,783	-
Deferred tax assets	85,451	117,933
Long-term notes receivable	3,078,987	-
Long-term notes receivable - related parties	7,419,521	423,263
Other long-term assets	206,663	242,426
TOTAL ASSETS	$92,848,958	$82,476,407

CURRENT LIABILITIES:
Lines of credit	$11,364,481	$8,194,146
Accounts payable	19,617,687	17,474,206
Accounts payable -related parties	3,453,519	3,923,120
Advance from customers	408,080	61,406
Advance from customers - related parties	-	166,490
Current portion of long-term debt, net	1,757,027	1,455,441
Current portion of obligations under capital leases	262,904	164,894
Current portion of obligations under operating leases	40,156	-
Income tax payable	12,836	-
Accrued expenses	2,255,262	2,148,602
TOTAL CURRENT LIABILITIES	39,171,952	33,588,305

Long-term debt, net	14,132,172	13,109,854
Obligations under capital leases, non-current	1,207,695	120,705
Obligations under operating leases, non-current	45,627	-
Deferred tax liabilities	1,065,746	1,196,061
TOTAL LIABILITIES	55,623,192	48,014,925

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 30,000,000 shares authorized, 22,167,486 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,217	2,217
Additional paid-in capital	22,920,603	22,920,603
Retained earnings	13,129,692	10,433,984
Total shareholders’ equity	36,052,512	33,356,804
Noncontrolling interest	1,173,254	1,104,678
TOTAL EQUITY	37,225,766	34,461,482
TOTAL LIABILITIES AND EQUITY	$92,848,958	$82,476,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months Ended June 30,		For the six months Ended June 30,
	2019	2018	2019	2018
Net revenue - third parties	$70,648,233	$68,055,945	$140,952,144	$137,931,855
Net revenue - related parties	4,069,973	4,231,570	8,567,084	8,936,431
TOTAL NET REVENUE	74,718,206	72,287,515	149,519,228	146,868,286

Cost of revenue - third parties	58,310,424	56,034,520	116,035,779	113,901,064
Cost of revenue - related parties	3,895,629	4,129,262	8,264,440	8,739,423
TOTAL COST OF REVENUE	62,206,053	60,163,782	124,300,219	122,640,487

GROSS PROFIT	12,512,153	12,123,733	25,219,009	24,227,799

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	11,094,041	11,267,770	21,459,213	21,340,382

INCOME FROM OPERATIONS	1,418,112	855,963	3,759,796	2,887,417

Other Income (Expenses)
Interest income	152,518	6,875	304,467	13,750
Interest expense and bank charges	(388,160)	(349,150)	(725,118)	(754,713)
Other income	338,995	290,142	623,530	547,332
Total Other Income (Expenses), net	103,353	(52,133)	202,879	(193,631)

INCOME BEFORE INCOME TAX PROVISION	1,521,465	803,830	3,962,675	2,693,786

PROVISION FOR INCOME TAXES	460,751	198,579	1,108,390	702,060

NET INCOME	1,060,714	605,251	2,854,285	1,991,726

Less: net income (loss) attributable to noncontrolling interest	37,819	(419,980)	158,577	(381,455)

NET INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,022,895	$1,025,231	$2,695,708	$2,373,181

Earnings per common share - basic and diluted	$0.05	$0.05	$0.12	$0.12

Weighted average shares - basic and diluted	22,167,486	19,969,831	22,167,486	19,969,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2019 and 2018

(UNAUDITED)

	Ordinary Shares		Additional
			Paid-in	Retained	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at December 31, 2018	22,167,486	$2,217	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income	-	-	-	1,672,813	1,672,813	120,759	1,793,572
Distribution to shareholders	-	-	-	-	-		-
Balance at March 31, 2019	22,167,486	$2,217	$22,920,603	$12,106,797	$35,029,617	$1,225,437	$36,255,054
Net income	-	-	-	1,022,895	1,022,895	37,817	1,060,712
Distribution to shareholders	-	-	-	-	-	(90,000)	(90,000)
Balance at June 30, 2019	22,167,486	$2,217	$22,920,603	$13,129,692	$36,052,512	$1,173,254	$37,225,766

Balance at December 31, 2017	19,969,831	$1,997	$21,549,703	$4,255,213	$25,806,913	$1,091,199	$26,898,112
Net income	-	-	-	1,347,950	1,347,950	38,525	1,386,475
Distribution to shareholders	-	-	-	(180,089)	(180,089)	(89,911)	(270,000)
Balance at March 31, 2018	19,969,831	$1,997	$21,549,703	$5,423,074	$26,974,774	$1,039,813	$28,014,587
Net income	-	-	-	1,025,231	1,025,231	(419,980)	605,251
Distribution to shareholders	-	-	-	(180,091)	(180,091)	(89,909)	(270,000)
Balance at June 30, 2018	19,969,831	$1,997	$21,549,703	$6,268,214	$27,819,914	$529,924	$28,349,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Income	$2,854,285	$1,991,726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1,434,819	1,041,662
Gain from disposal of equipment	(40,594)	-
Provision of doubtful accounts	(73,187)	42,809
Deferred tax benefits	(97,832)	(524,880)
Changes in operating assets and liabilities:
Accounts receivable, net	791,838	903,394
Accounts receivable - related parties, net	(397,959)	(323,696)
Inventories	(3,947,104)	(2,077,161)
Advances to suppliers	(116,662)	492,438
Advances to suppliers - related parties, net	296,823	446,973
Income tax recoverable	(637,660)	-
Other current assets	(5,782)	(61,372)
Other long-term assets	35,763	1,246,516
Accounts payable	2,143,481	2,111,991
Accounts payable - related parties	(469,601)	704,244
Advance from customers	346,674	120,298
Advance from customers - related parties	(166,490)	(1,224,350)
Income tax payable	12,836	(386,060)
Accrued expenses	106,660	1,595,939
Net cash provided by operating activities	2,070,308	6,100,471

Cash flows from investing activities:
Purchase of property and equipment	(5,156,772)	(2,069,380)
Proceeds from disposal of equipment	233,699	-
Proceeds from notes receivable	115,305	-
Payment made for notes receivable	(108,750)	(1,778,855)
Proceeds from notes receivable to related parties	316,023	(322,971)
Payment made for long-term notes receivable to related parties	(173,806)	-
Payments made for shareholder loan	-	(1,121,598)
Net cash used in investing activities	(4,774,301)	(5,292,804)

Cash flows from financing activities:
Proceeds from lines of credit	14,264,481	2,600,000
Repayment of lines of credit	(10,294,146)	(2,400,000)
Proceeds from long-term debt	1,625,878	1,365,474
Repayment of long-term debt	(1,101,973)	(1,988,287)
Repayment of capital lease	(247,662)	(209,268)
Cash distribution paid to shareholders	(90,000)	(1,101,445)
Net cash provided by (used in) financing activities	4,156,578	(1,733,526)

Net increase (decrease) in cash	1,452,585	(925,859)
Cash at beginning of the period	5,489,404	6,086,044
Cash at end of the period	$6,941,989	$5,160,185

Supplemental cash flow information
Cash paid for interest	$746,784	$683,675
Cash paid for income taxes	$1,599,284	$1,613,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP, INC. AND SUBSIDIARIES

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

Following the consummation of the Transactions on August 22, 2018, there were 22,567,486 shares of common stock issued and outstanding, consisting of (i) 19,969,831 shares issued to HF Holding’s stockholders pursuant to the Merger Agreement, (ii) 10,000 restricted shares issued to one of Atlantic’s shareholders in conjunction with the Transactions, pursuant to a pre-Transactions agreement, and (iii) 2,587,655 shares issued to the pre-Transaction stockholders of Atlantic. Following the consummation of the Transactions, 400,000 shares were sold back to the Company by one of Atlantic’s pre-Transaction shareholders, pursuant to a pre-Transaction agreement. Consequently, there have been 22,167,486 shares of common stock issued and outstanding from September 9, 2018, through and including June 30, 2019.

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

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION （CONTINUED）

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

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION （CONTINUED）

Reorganization of HF Group （Continued）

The following table summarizes the entities under HF Group after the above-mentioned reorganization:

	Date Of	Place Of	Percentage Of Legal Ownership By
Name	Incorporation	Incorporation	HF Holding	Principal Activities

Parent:
HF Holding	October 11, 2017	North Carolina, USA	—	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Distributing food and related products
TT	August 06, 2002	North Carolina, USA	100%	Trucking service
MFD	April 15, 1999	North Carolina, USA	100%	Trucking service
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Real estate holding
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services
Chinesetg	July 12, 2011	North Carolina, USA	100%	Design and printing services
NSF	December 17, 2008	Florida, USA	100%	Distributing food and related products
BB	September 12, 2001	Florida, USA	100%	Trucking service
Kirnland	April 11, 2006	Georgia, USA	66.7%	Distributing food and related products
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the financial statements of HF Holding and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial information as of June 30, 2019 and for the six months ended June 30, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2018 and 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of June 30, 2019, its results of operations and its cash flows for the six months ended June 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of June 30, 2019, and December 31, 2018, the allowances for doubtful accounts were $563,768 and $658,104, respectively.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. No inventory reserves were recorded as of June 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated useful lives

Buildings and improvements (in years)	7	-	39
Machinery and equipment (in years)	3	-	7
Motor vehicles (in years)	5

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

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of June 30, 2019 and December 31, 2018.

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

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

The contract assets and contract liabilities are recorded on the unaudited condensed consolidated balance sheets as accounts receivable and advance from customers as of June 30, 2019 and December 31, 2018. For the six months ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended
	June 30, 2019	June 30, 2018
North Carolina	$35,624,947	34,571,240
Florida	22,753,309	21,971,797
Georgia	16,339,950	15,744,478
Total	$74,718,206	72,287,515

	For the Six Months Ended
	June 30, 2019	June 30, 2018
North Carolina	$70,884,714	69,568,907
Florida	45,884,051	45,125,335
Georgia	32,750,463	32,174,044
Total	$149,519,228	146,868,286

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $2,078,850 and $2,824,454 for the six months ended June 30, 2019 and 2018, and $1,027,730 and $1,750,661 for the three months ended June 30, 2019 and 2018, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at June 30, 2019 and December 31, 2018.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

On January 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The new standard was adopted in the current quarter and did not have a material impact on our consolidated balance sheets or on our consolidated income statements.

The adoption of Topic 842 resulted in the presentation of $85,783 of operating lease assets and operating lease liabilities on the consolidated balance sheet as of June 30, 2019. See Note 8 for additional information.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six months ended June 30, 2019 and 2018.

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

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations and credit risk

Credit risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at June 30, 2019 and December 31, 2018.

For the six and three months ended June 30, 2019 and 2018, no supplier accounted for more than 10% of the total cost of revenue. As of June 30, 2019, three suppliers accounted for 42%, 22% and 12% of total advance payments outstanding, respectively, and these three suppliers accounted for 56%, 28% and 16% of advance payments to related parties, respectively. As of December 31, 2018, three suppliers accounted for 55%, 18% and 12% of total advance payments outstanding, respectively, and these three suppliers accounted for 65%, 22% and 14% of advance payments to related parties, respectively.

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

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2019	December 31, 2018
Accounts receivable	$14,251,593	$15,064,580
Less: allowance for doubtful accounts	(563,768)	(658,104)
Accounts receivable, net	$13,687,825	$14,406,476

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Beginning balance	$658,104	$567,108
Provision for doubtful accounts	(73,187)	55,531
Less: write off/recovery	(21,149)	(12,722)
Ending balance	$563,768	$609,917

NOTE 4 - NOTES RECEIVABLE

On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, which is a supplier to the Company. Pursuant to the promissory note agreement, Feilong Trading, Inc could borrow up to $4,000,000 from time to time. The note bears interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The entire amount of all unpaid principal and accrued interest shall be due and payable in full by September 30, 2019. As of June 30, 2019, and December 31, 2018, outstanding balance of the notes receivable were $3,797,271 and $3,803,826, respectively. On March 1 2019, the Company and Feilong Trading, Inc agreed to extend the expiration date to March 1, 2024 and will be repaid monthly. The note is guaranteed by the Company’s major shareholder Mr. Zhou Min Ni.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of	As of
	June 30, 2019	December 31, 2018
Land	$1,894,253	$1,608,647
Buildings and improvements	22,003,932	18,784,628
Machinery and equipment	9,571,138	10,160,205
Motor vehicles	11,607,077	10,267,095
Subtotal	45,076,400	40,820,575
Less: accumulated depreciation	(17,458,857)	(18,170,554)
Property and equipment, net	$27,617,543	$22,650,021

Depreciation expense was $1,428,806 and $1,041,662 for the six months ended June 30, 2019 and 2018, respectively, and $721,410 and $545,567 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 6 - LINES OF CREDIT

On July 1, 2016, Han Feng, the Company’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit of $14,500,000. The line of credit was secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and was extended to May 27, 2019, to provide uninterrupted credit facility while the renewal of the line of credit is being reviewed by the bank. Interest is based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is payable monthly (5.35% at March 31, 2019). On April 18, 2019, this $5,156,018 obligation was paid in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LINES OF CREDIT (CONTINUED)

On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement (the “Credit Agreement”) with East West Bank. The Credit Agreement provides for a $25 million secured line of credit facility available to be used in one or more revolving loans to the Company’s domestic subsidiaries that are parties to the Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrower Subsidiaries”) are the borrowers and the Company and each of its other material subsidiaries are guarantors of all of the obligations under the Credit Agreement. The line of credit matures on August 18, 2021. Contemporaneously with the execution of the Credit Agreement, existing senior debt of the Borrower Subsidiaries in the amount of $6,111,692 was paid from revolving loans drawn on the line of credit. Under the Credit Agreement, the Borrower subsidiaries will pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from to time, depending on the rate elected at the time a borrowing request is made, but in no event shall the interest rate of any revolving loan at any time be less than 4.214% per annum (5.13% at June 30, 2019). The Credit Agreement contains financial covenants which, among other things, require the Company to maintain certain financial ratios. The outstanding balance on the line of credit at June 30, 2019 was $11,364,481. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. At June 30, 2019, the Company was in compliance with such covenants.

On November 14, 2012, NSF, another operating entity, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit of $4,000,000. The line of credit was secured by three real properties owned by NSF, and guaranteed by the two shareholders of the Company, as well as BB, a subsidiary of the Company. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were originally due in January 2018 and subsequently extended to February 2020. Interest is based on the LIBOR rate plus 2.75% (5.2486% at March 31, 2019). On April 18, 2019, this $954,984 obligation was paid off in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019.

NOTE 7 - LONG-TERM DEBT

Long-term debt at June 30, 2019 and December 31, 2018 is as follows:

Bank name	Maturity	Interest rate at June 30, 2019			As of June 30, 2019	As of December 31, 2018
East West Bank – (b)	August 2022 - August 2027	4.25%	-	5.75%	$4,968,281	$5,053,539
Capital Bank – (c)	October 2027	3.85%			5,045,321	5,138,988
Bank of America – (d)	April 2021 - February 2023	5.132%	-	5.509%	3,271,173	1,363,211
Bank of Montreal – (a)	April 2022 - January 2024	5.87%	-	5.99%	594,679	2,256,724
Peoples United Bank - (e)	March 2019-January 2023	5.75%	-	7.53%	1,374,145	752,833
Other finance companies	April 2023 - March 2024	5.95%	-	6.17%	635,600	-
Total debt					15,889,199	14,565,295
Less: current portion					(1,757,027)	(1,455,441)
Long-term debt					$14,132,172	$13,109,854

The terms of the various loan agreements relating to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified levels of debt to tangible net worth and debt service coverage. As of June 30, 2019, and December 31, 2018, the Company was in compliance with such covenants.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (CONTINUED)

The loans outstanding were guaranteed by the following properties, entities or individuals:

(a)	Not collateralized or guaranteed.

(b)

Guaranteed by two shareholders of the Company, as well as five subsidiaries of the Company, Han Feng, TT, MFD, R&N Holding and R&N Lexington. Secured by assets of Han Feng and R&N Lexington and R&N Holding, two real properties of R&N Holding, and a real property of R&N Lexington. Balloon payments of these long-term debts are $3,642,215.

(c)	Guaranteed by two shareholders of the Company, as well as Han Feng, a subsidiary of the Company. Secured by a real property owned by HG Realty. Balloon payment of this long-term debt is $3,116,687.

(d)

Guaranteed by two shareholders of the Company, as well as two subsidiaries of the Company, NSF and BB. Secured by a real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment of this long-term debt is $1,684,898.

(e)	Secured by vehicles.

The future maturities of long-term debt at June 30, 2019 are as follows:

Twelve months ending June 30
2020	$1,757,027
2021	1,626,580
2022	2,789,965
2023	2,624,001
2024	471,927
Thereafter	6,619,699
Total	$15,889,199

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES

The Company has operating and finance leases for vehicles or delivery trucks, forklifts and computer equipment with various expiration dates through 2021. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

Operating Leases

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$127,508	$292,260

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127,508	$292,260

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	$85,783

Current portion of obligations under operating leases	$40,156
Obligations under operating leases, non-current	45,627
Total operating lease liabilities	$85,783

Weighted Average Remaining Lease Term (Months)
Operating leases	28

Weighted Average Discount Rate
Operating leases	5.10%

 HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES (CONTINUED)

Capital Leases

The components of lease expense were as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018

Capital leases cost:
Amortization of right-of-use assets	$145,879	$64,895
Interest on lease liabilities	28,279	14,906
Total capital leases cost	$174,158	$79,801

	Six Months Ended
	June 30, 2019	June 30, 2018

Capital leases cost:
Amortization of right-of-use assets	$291,758	$129,790
Interest on lease liabilities	60,606	33,552
Total capital leases cost	$352,364	$163,342

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capital leases	28,279	14,906
Financing cash flows from capital leases	65,150	106,504
Right-of-use assets obtained in exchange for lease obligations:
Capital leases	-	-

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capital leases	60,606	33,552
Financing cash flows from capital leases	247,662	209,268
Right-of-use assets obtained in exchange for lease obligations:
Capital leases	1,432,662	-

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019	December 31, 2018

Capital Leases
Property and equipment, at cost	$2,917,573	$1,484,911
Accumulated depreciation	(1,102,510)	(810,753)
Property and equipment, net	$1,815,063	$674,158

Current portion of obligations under capital leases	$262,904	$164,894
Obligations under capital leases, non-current	1,207,694	120,705
Total capital leases liabilities	$1,470,598	$285,599

Weighted Average Remaining Lease Term (Months)
Capital leases	60	27

Weighted Average Discount Rate
Capital leases	7.50%	8.05%

Maturities of lease liabilities were as follows

Twelve months ending June 30	Operating Leases	Capital Leases
2020	$43,631	$373,715
2021	29,699	373,715
2022	17,501	342,278
2023	-	334,224
2024	-	277,340
Thereafter	-	96,496
Total Lease Payments	90,830	1,797,768
Less Imputed Interest	(5,048)	(327,170)
Total	$85,783	$1,470,598

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

On February 23, 2019, the Company executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. The transfer of ownership was complete on May 2, 2019. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of shares, AnHeart has executed a security agreement which provides a security interest in AnHeart assets and a covenant that the Company will be assigned the leases if AnHeart defaults. Further, AnHeart has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

A.	Corporate Income Taxes (“CIT”)

Prior to January 1, 2018, Han Feng, TT, MFD, Kirnsway, Chinesetg, NSF and BB elected under the Internal Revenue Code to be S corporations. R&N Holdings, R&N Lexington and HG Realty are formed as partnerships. An S corporation or partnership is considered a flow-through entity and is generally not subject to federal or state income tax on the corporate level. In lieu of corporate income taxes, the stockholders and members of these entities are taxed on their proportionate share of the entities’ taxable income. Kirnland did not elect to be treated as an S corporation and is the only entity that is subject to corporate income taxes under this report.

Effective January 1, 2018, all of the above-listed S corporation and partnership entities have been converted to C corporations and will be taxed at the corporate level going forward. Accordingly, the Company shall account for income taxes of all these entities under ASC 740.

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

(i)	The Income tax provision (benefit) of the Company for the six and three months ended June 30, 2019 and 2018 consists of the following:

	For the six months ended
	June 30, 2019	June 30, 2018
Current:
Federal	$923,974	$985,237
State	282,248	241,703
Current income tax provision	1,206,222	1,226,940
Deferred:
Federal	(58,129)	(429,903)
State	(39,703)	(94,977)
Deferred income tax benefit	(97,832)	(527,880)
Total income tax provision	$1,108,390	$702,060

	For the three months ended
	June 30, 2019	June 30, 2018
Current:
Federal	$531,491	$565,219
State	142,860	154,843
Current income tax provision	674,351	720,062
Deferred:
Federal	(161,190)	(425,931)
State	(52,410)	(95,552)
Deferred income tax benefit	(213,600)	(521,483)
Total income tax provision	$460,751	$198,579

 HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

A.	Corporate Income Taxes (“CIT”) (Continued)

(ii)	Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of June 30, 2019	As of December 31, 2018
Deferred tax assets:
Allowance for doubtful accounts	$140,016	$165,083
Inventories	133,411	113,730
Section 481(a) adjustment	-	40,317
Other accrued expenses	350,232	46,750
Total deferred tax assets	623,659	365,880
Deferred tax liabilities:
Property and equipment	(1,603,954)	(1,444,008)
Net deferred tax liabilities	$(980,295)	$(1,078,128)

The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	As of June 30, 2019	As of December 31, 2018
Deferred tax assets	$85,451	$117,933
Deferred tax liabilities	(1,065,746)	(1,196,061)
Net deferred tax liabilities	$(980,295)	$(1,078,128)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the six months ended
	June 30, 2019	June 30, 2018
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	5.0%	5.4%
U.S. permanent difference	3.7%	1.6%
Others	(1.7% )	(1.9% )
Effective tax rate	28.0%	26.1%

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. These related party transactions as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and, 2018 are identified as follows:

Related party balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30	As of December 31,
Name of Related Party	2019	2018
(a) Allstate Trading Company Inc.	$14,838	$1,000
(b) Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	257,787	255,412
(c) Eagle Food Service LLC	939,204	817,275
(d) Fortune One Foods Inc.	162,234	130,314
(e) Eastern Fresh LLC	636,013	784,836
(f) Enson Trading LLC	160,839	170,633
(g) Hengfeng Food Service Inc.	423,348	83,654
(h) Enson Philadelphia Inc.	-	49,027
(i) N&F	95,847	-
Total	$2,690,110	$2,292,151

(a)	Mr. Zhou Min Ni, the Chairman and Chief Executive Officer of the Company, owns a 40% equity interest in this entity;
(b)	Mr. Zhou Min Ni owns a 50% equity interest in this entity.
(c)	Tina Ni, one of Mr. Zhou Min Ni’s family members, owns a 50% equity interest in this entity.
(d)	Mr. Zhou Min Ni owns a 17.5% equity interest in this entity.
(e)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(f)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(g)	Mr. Zhou Min Ni owns a 45% equity interest in this entity.
(h)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of June 30, 2019 and December 31, 2018, respectively:

	As of June	As of December
Name of Related Party	30, 2019	31, 2018
(1) Ocean Pacific Seafood Group	$196,802	$208,960
(2) Revolution Industry LLC	683,203	329,394
(3) First Choice Seafood Inc.	349,654	988,128
Total	$1,229,659	$1,526,482

(1)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(2)	The son of Mr. Zhou Min N, Raymond Ni, owns 100% of Revolution Industry LLC.
(3)	First Choice Seafood is owned by Enson Seafood GA Inc. of which Mr. Zhou Min Ni owns a 50% equity interest.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

c.	Notes receivables - related parties

The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.

As of June 30, 2019, and December 31, 2018, the outstanding loans to various related parties consist of the following:

Name of Related Party	As of June 30, 2019	As of December 31, 2018
Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$2,020,176	$1,987,241
NSG International Inc. (“NSG”) (1)	5,941,031	6,092,397
Revolution Automotive LLC (“Revolution Automotive”) (2)	437,525	461,311
Total	$8,398,732	$8,540,949
Less: Current portion	$979,211	$8,117,686
Total	$7,419,521	$423,263

(1)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(2)	The son of Mr. Zhou Min Ni, Raymond Ni, owns 100% of Revolution Automotive LLC.

On January 1, 2018, the Company signed a promissory note agreement with Enson Seafood. Pursuant to the promissory note agreement, the outstanding balances of $550,000 due from Enson Seafood as of December 31, 2017 were converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest is due no later than December 31, 2019. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.

On September 30, 2018, the Company signed a promissory note agreement with Enson Seafood in the principal amount of $2,000,000. The note accrues interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The principal plus all accrued and unpaid interest was initially due no later than September 30, 2019, with an option to renew, and required Enson Seafood to make monthly payments of $171,215 for 12 months. On March 1, 2019, the Company and Enson Seafood extended the expiration date of the note until February 29, 2024 and Mr. Zhou Min Ni agreed to personally guarantee the note.

On January 1, 2018, the Company signed a promissory note agreement with NSG. Pursuant to the promissory note agreement, the outstanding balances of $5,993,552 due from NSG as of December 31, 2017 were converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest shall be paid off no later than December 31, 2019. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.

On March 1, 2019 the Company signed a new five year-term promissory note agreement with NSG that shall comprise a restatement and novation and shall supersede the note dated January 1, 2018. Pursuant to the new promissory note agreement, the outstanding balance of $5,941,031 together with interest at the rate of 5% per annum on the update. NSG will pay monthly installments until principal and accrued interest is paid in full March 1, 2024.

On March 1, 2018, the Company signed promissory note agreement with Revolution Automotive for $483,628. Pursuant to the promissory note agreement, Revolution Automotive will make monthly payments of $5,000 for 60 months, including interest, with final payment of $284,453. The loan bears interest of 5% per annum. Interest is computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days. The principal plus interest shall be paid off no later than April 30, 2023.

On March 1, 2019, the Company and each of Enson Seafood and NSG agreed to extend the expiration date of their notes payable to February 29, 2024 and Mr. Zhou Min Ni agreed to personally guarantee these notes.

d.	Accounts payable - related parties

As of June 30, 2019, and December 31, 2018, the Company had a total accounts payable balance of $3,453,519 and $3,923,120 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

e.	Advance from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. There was no balance for advance from customers involving related parties at June 30, 2019 and $166,490 as of December 31, 2018.

Lease Agreements with Related Parties:

A subsidiary of the Company, RN Holding, leases a facility to a related party under an operating lease agreement expiring in 2024. The cost of the leased building is $400,000 at June 30, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $105,128 and $100,000 at June 30, 2019 and December 31, 2018, respectively. Rental income for the six months ended June 30, 2019 and June 30, 2018 were $22,800 and $22,800, respectively, and for the three months ended June 30, 2019 and June 30, 2018 were $11,400 and $11,400, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 at June 30, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $475,296 and $433,966 as at June 30, 2019 and December 31, 2018, respectively. Rental income for the six months ended June 30, 2019 and June 30, 2018 were $240,000 and $240,000, respectively, and for the three months ended June 30, 2019 and June 30, 2018 were $120,000 and $120,000, respectively.

Related party purchases transactions:

The Company purchases from various related parties during the normal course of business. The total purchases made from related parties were $17,486,091 and $13,010,492 for the six months ended June 30, 2019 and 2018, respectively, and $8,553,875 and $5,875,732 for the three months ended June 30, 2019 and 2018, respectively.

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

The following table presents net sales by segment for the six and three months ended June 30, 2019 and 2018, respectively:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Net revenue
Sales to independent restaurants	$140,583,856	$137,516,339
Wholesale	8,935,372	9,351,947
Total	$149,519,228	$146,868,286

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Net revenue
Sales to independent restaurants	$70,460,722	$67,640,429
Wholesale	4,257,484	4,647,086
Total	$74,718,206	$72,287,515

All the Company’s revenue was generated from its business operation in the U.S.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING (CONTINUED)

	For the Six Months Ended June 30, 2019
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$140,583,856	$8,935,372	$149,519,228
Cost of revenue	115,700,311	8,599,908	124,300,219
Gross profit	$24,883,545	$335,464	$25,219,009
Depreciation and amortization	$1,349,073	$85,746	$1,434,819
Total capital expenditures	$4,848,600	$308,172	$5,156,772

	For the Six Months Ended June 30, 2018
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$137,516,339	$9,351,947	$146,868,286
Cost of revenue	113,900,208	8,740,279	122,640,487
Gross profit	$23,616,131	$611,668	$24,227,799
Depreciation and amortization	$975,333	$66,329	$1,041,662
Total capital expenditures	$1,937,611	$131,769	$2,069,380

	For the Three Months Ended June 30, 2019
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$70,460,722	$4,257,484	$74,718,206
Cost of revenue	58,140,065	4,065,988	62,206,053
Gross profit	$12,320,657	$191,496	$12,512,153
Depreciation and amortization	$685,974	$41,449	$727,423
Total capital expenditures	$3,594,995	$217,222	$3,812,217

	For the Three Months Ended June 30, 2018
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$67,640,429	$4,647,086	$72,287,515
Cost of revenue	56,033,664	4,130,118	60,163,782
Gross profit	$11,606,765	$516,968	$12,123,733
Depreciation and amortization	$510,534	$35,033	$545,567
Total capital expenditures	$673,062	$46,625	$719,687

	As of	As of
	June 30, 2019	December 31, 2018
Total assets:
Sales to independent restaurants	$87,300,241	$77,138,353
Wholesale	5,548,717	5,338,054
Total Assets	$92,848,958	$82,476,407

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

The Company has taken a $1 million accrual for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business operations. Management, after review and consultation with legal counsel, believes that the additional liability, if any, in such claim(s) are not material loss contingencies and will not materially affect the Company's consolidated financial position or results of operations. The accrual has been recorded in distribution, selling and administrative expenses in the unaudited condensed consolidated financial statements for the six months ended June 30, 2019

NOTE 13 – SUBSEQUENT EVENTS

On June 21, 2019, the Company agreed to a business combination with B&R Global Holdings, Inc., a Delaware corporation, pursuant to the terms of a merger agreement dated as of June 21, 2019 (the “Merger Agreement”). The terms and conditions of the Merger Agreement and other related agreements, and additional information relevant thereto, are as set forth in the Preliminary Proxy Statement filed by the Company on July 26, 2019.

After July 1, 2019, an additional 182,725 shares of common stock were issued to one of the underwriters of Atlantic’s initial public offering upon exercise of a unit purchase option issued in conjunction with the offering.

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

At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre- Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entities.

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

During our 20 years of operations, we have established a large supplier network and we maintain long-term relationships with many major suppliers. The procurement team is led by Zhou Min Ni, CEO of the Company, who has deep insight in the industry. The centralized procurement management system gives us negotiating power given the large procurement quantities, improves our turnover of inventory and account payables, and reduces our operating costs.

Our net revenue for the six months ended June 30, 2019 was $149.5 million, an increase of $2.7 million, or 1.8%, from $146.9 million for the six months ended June 30, 2018. Net income attributable to our stockholders for the six months ended June 30, 2019 was $2.7 million, an increase of $0.3 million, or 13.6%, from $2.4 million for the six months ended June 30, 2018. Adjusted EBITDA for the six months ended June 30, 2019 was $7.1 million, an increase of $0.4 million, or 7%, from $6.7 million for the six months ended June 30, 2018. For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Food Holding Corporation — Adjusted EBITDA” below.

Outlook

We plan to continue to expand our business and strategically consolidate our market segment through acquisition of other distributors and wholesalers to expand our business into untapped regions around the United States and to eventually grow into a nationwide foodservice distributor, which depends on access to sufficient capital. If we are unable able to obtain equity or debt financing, or borrowings from bank loans, we may not be able to execute our plan to acquire other distributors and wholesalers. Even if we are able to make such acquisitions, we may not be able to successfully integrate any acquired businesses or improve their profitability, which could have a material adverse effect on our financial condition and future operating performance.

In furtherance of this strategy, on June 21, 2019 we entered into a merger agreement to acquire B&R Global Holdings, Inc., a California based distributer and wholesaler serving Asian restaurants in the Western United States. Closing is conditioned upon, among other things, approval by our stockholders.

We will continue to invest in the management technology system to further improve our operational efficiency, accuracy and customer satisfaction. We are also exploring value-added products such as semi-prepared products to help our customers upgrade their service.

How to Assess Our Performance

In assessing performance, we consider a variety of performance and financial measures, including principal growth in net sales, gross profit, and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Revenue

Net revenue is equal to gross sales minus sales returns, sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales, and certain other adjustments. Net sales are driven by changes in number of customers, product inflation that is reflected in the pricing of our products, and mix of products sold.

Gross Profit

Gross profit is equal to net sales minus cost of goods sold. Cost of goods sold primarily includes inventory costs (net of supplier consideration), inbound freight, custom clearance fees, and other miscellaneous expenses. Cost of goods sold generally changes as we incur higher or lower costs from suppliers and as the customer and product mix changes.

Distribution, General and Administrative Expenses

Distribution, general and administrative expenses consist primarily of salaries and benefits for employees and contract labors, trucking and fuels expenses, utilities, maintenance and repairs expenses, insurance expense, depreciation and amortization expenses, selling and marketing expenses, professional fees, and other operating expenses.

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of our operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting our business than U.S. GAAP measures alone can provide. Our management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Our management believes that the use of this non-GAAP financial measure provides an additional tool for us and investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with the companies in the same industry, many of which present similar non-GAAP financial measures to investors. We present Adjusted EBITDA in order to provide supplemental information that management considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items. The definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. Adjusted EBITDA is not defined under U.S. GAAP, is subject to important limitations as an analytical tool, and you should not consider it in in isolation or as substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

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

Results of Operations for the three months ended June 30, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended June 30,		Changes
	2019	2018	Amount	%
Net revenue	$74,718,206	$72,287,515	$2,430,691	3.4%
Cost of revenue	62,206,053	60,163,782	2,042,271	3.4%
Gross profit	12,512,153	12,123,733	388,420	3.2%
Distribution, selling and administrative expenses	11,094,041	11,267,770	(173,729)	(1.5%)
Income from operations	1,418,112	855,963	562,149	65.7%
Interest income	152,518	6,875	145,643	2,118.4%
Interest expenses and bank charges	(388,160)	(349,150)	(39,010)	11.2%
Other income	338,995	290,142	48,853	16.8%
Income before income tax provision	1,521,465	803,830	717,635	89.3%
Provision for income taxes	460,751	198,579	262,172	132.0%
Net income	1,060,714	605,251	455,463	75.3%
Less: net income (loss) attributable to noncontrolling interest	37,819	(419,980)	457,799	(109.0%)
Net income attributable to HF Foods Group Inc.	$1,022,895	$1,025,231	$(2,336)	(0.2%)

Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and sales as wholesale to smaller distributors.

The following table sets forth the breakdown of net revenue:

	For the three months ended June 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$70,460,722	94.3%	$67,640,429	93.6%	$2,820,293	4.2%
Wholesale	4,257,484	5.7%	4,647,086	6.4%	(389,602)	(8.4%)
Total	$74,718,206	100.0%	$72,287,515	100.0%	$2,430,691	3.4%

Net revenue increased by $2.4 million, or 3.4%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This was attributable primarily to a $2.8 million increase in sales to independent restaurants, resulting primarily from slightly increased commodity prices in the three months ended June 30, 2019 compared with the three months ended June 30, 2018.

We conduct wholesale operations as a supplemental business to our foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchase can improve overall bargaining power with manufacturers by increasing total order quantity. Net revenue from wholesale for the three months ended June 30, 2019 decreased 8.4% as compared to the three months ended June 30, 2018, due primarily to the decrease in imports from China caused in part by increased tariffs, which resulted in lower sales to certain of our wholesale customers.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the three months ended June 30,		Changes
	2019	2018	Amount	%
Sales to independent restaurants
Net revenue	$70,460,722	$67,640,429	$2,820,293	4.2%
Cost of revenue	58,140,065	56,033,664	2,106,401	3.8%
Gross profit	$12,320,657	$11,606,765	$713,892	6.2%
Gross Margin	17.5%	17.2%	0.3%

Wholesale
Net revenue	$4,257,484	$4,647,086	$(389,602)	(8.4% )
Cost of revenue	4,065,988	4,130,118	(64,130)	(1.6% )
Gross profit	$191,496	$516,968	$(325,472)	(63.0% )
Gross Margin	4.5%	11.1%	(6.6% )

Total sales
Net revenue	$74,718,206	$72,287,515	$2,430,691	3.4%
Cost of revenue	62,206,053	60,163,782	2,042,271	3.4%
Gross profit	$12,512,153	$12,123,733	$388,420	3.2%
Gross Margin	16.7%	16.8%	(0.1% )

Cost of revenue was $62.2 million for the three months ended June 30, 2019, an increase of $2.0 million, or 3.4%, from $60.2 million for the three months ended June 30, 2018. The increase was attributable primarily to the $2.1 million increase in cost of revenue for the sales to independent restaurants, from $56.0 million in the three months ended June 30, 2018 to $58.1 million in the three months ended June 30, 2019. The increase was attributable primarily to the increase in net sales.

Gross profit was $12.5 million for the three months ended June 30, 2019, an increase of $0.4 million, or 3.2%, from $12.1 million for the three months ended June 30, 2018. The increase was attributable primarily to a $0.7 million increase in gross profit derived from sales to independent restaurants from $11.6 million in the three months ended June 30, 2018 to $12.3 million in the three months ended June 30, 2019. Gross margin decreased from 16.8% for the three months ended June 30, 2018 to 16.7% for the three months ended June 30, 2019.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $11.1 million for the three months ended June 30, 2019, a decrease of $0.2 million, or 1.5%, from $11.3 million for the three months ended June 30, 2018. The decrease is within the normal fluctuation of business operations.

Interest Expense and Bank Charges

Interest expense and bank charges are primarily generated from lines of credit, capital leases, and long-term debt. Interest expenses and bank charges were $0.4 million for the three months ended June 30, 2019, an increase of $0.1 million or 11.2%, compared with $0.3 million for the three months ended June 30, 2018. The increase was due primarily to an increase in the average balance of our lines of credit.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.3 million for both the three months ended June 30, 2019 and the three months ended June 30, 2018.

Income taxes Provision

Provision for income taxes increased by $0.3 million, or 132%, from $0.2 million for the three months ended June 30, 2018 to $0.5 million for the three months ended June 30, 2019, as a result of the increase in income before income tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest was derived from one minority owned subsidiary and increased by $0.5 million or 109% from a loss of $0.4 million for the three months ended June 30, 2018 to income of $0.1 million for the three months ended June 30, 2019 as a result of the increase of net income of this subsidiary.

Net Income Attributable to Our Stockholders

Net income attributable to our stockholders was $1.0 million for the three months ended June 30, 2018 and for the three months ended June 30, 2019.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA and reconciliation to Net Income, the closest U.S. GAAP measure:

	For the three months ended June 30,		Change
	2019	2018	Amount	%
Net income	$1,060,714	$605,251	$455,463	75.3%
Interest expenses	388,160	349,150	39,010	11.2%
Income tax provision	460,751	198,579	262,172	132.0%
Depreciation & Amortization	727,423	545,567	181,856	33.3%
Non-recurring expenses*	1,000,000	2,200,000	(1,200,000)	(54.5% )
Adjusted EBITDA	$3,637,048	$3,898,547	$(261,499)	(6.7% )
Percentage of revenue	4.9%	5.4%	(0.5% )

* For the three months ended June 30, 2018, represents labor dispute expenses accrued in connection with United States Department of Labor investigation of our subsidiary Kirnland Food Distribution, Inc. For the three months ended June 30, 2019, represents a non-recurring expense accrued for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business.

Adjusted EBITDA was $3.7 million for the three months ended June 30, 2019, a decrease of $.3 million, or 6.7%, compared to $3.9 million for the three months ended June 30, 2018, resulting mainly from the decrease of non-recurring expenses which was offset by increases in interest, taxes, depreciation and amortization. As a percentage of revenue, adjusted EBITDA was 4.9% and 5.4% for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations for the six months ended June 30, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the six months ended June 30,		Changes
	2019	2018	Amount	%
Net revenue	$149,519,228	$146,868,286	$2,650,942	1.8%
Cost of revenue	124,300,219	122,640,487	1,659,732	1.4%
Gross profit	25,219,009	24,227,799	991,210	4.1%
Distribution, selling and administrative expenses	21,459,213	21,340,382	118,831	0.6%
Income from operations	3,759,796	2,887,417	872,379	30.2%
Interest income	304,467	13,750	290,717	2,114.3%
Interest expenses and bank charges	(725,118)	(754,713)	29,595	(3.9%)
Other income	623,530	547,332	76,198	13.9%
Income before income tax provision	3,962,675	2,693,786	1,268,889	47.1%
Provision for income taxes	1,108,390	702,060	406,330	57.9%
Net income	2,854,285	1,991,726	862,559	43.3%
Less: net income(loss) attributable to	158,577	(381,455)	540,032	(141.6%)
Net income attributable to HF Foods Group	$2,695,708	$2,373,181	$322,527	13.6%

Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and sales as wholesale to smaller distributors. The following table sets forth the breakdown of net revenue:

	For the six months ended June 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$140,583,856	94.0%	$137,516,339	93.6%	$3,067,517	2.2%
Wholesale	8,935,372	6.0%	9,351,947	6.4%	(416,575)	(4.5%)
Total	$149,519,228	100.0%	$146,868,286	100.0%	$2,650,942	1.8%

Net revenue increased by $2.7 million, or 1.8%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This was attributable primarily to a $3.1 million increase in sales to independent restaurants resulting primarily from slightly increased commodity prices in the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

We conduct wholesale operations as a supplemental business to our foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchase can improve overall bargaining power with manufacturers by increasing total order quantity. Net revenue from wholesale for the six months ended June 30, 2019 decreased 4.5% compared to the six months ended June 30, 2018, due primarily to the decrease in imports from China caused in part by increased tariffs, which resulted in lower sales to certain of our wholesale customers.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the six months ended June 30,		Changes
	2019	2018	Amount	%
Sales to independent restaurants
Net revenue	$140,583,856	$137,516,339	$3,067,517	2.2%
Cost of revenue	115,700,311	113,900,208	1,800,103	1.6%
Gross profit	$24,883,545	$23,616,131	$1,267,414	5.4%
Gross Margin	17.7%	17.2%	0.5%

Wholesale
Net revenue	$8,935,372	$9,351,947	$(416,575)	(4.5% )
Cost of revenue	8,599,908	8,740,279	(140,371)	(1.6% )
Gross profit	$335,464	$611,668	$(276,204)	(45.2% )
Gross Margin	3.8%	6.5%	(2.7% )

Total sales
Net revenue	$149,519,228	$146,868,286	$2,650,942	1.8%
Cost of revenue	124,300,219	122,640,487	1,659,732	1.4%
Gross profit	$25,219,009	$24,227,799	$991,210	4.1%
Gross Margin	16.9%	16.5%	0.4%

Cost of revenue was $124.3 million for the six months ended June 30, 2019, an increase of $1.7 million, or 1.4%, from $122.6 million for the six months ended June 30, 2018. The increase was attributable primarily to the increase of $1.8 million in cost of revenue for the sales to independent restaurants, from $113.9 million in the six months ended June 30, 2018 to $115.7 million for the six months ended June 30, 2019. The increase was attributable primarily to the increase in net sales.

Gross profit was $25.2 million for the six months ended June 30, 2019, an increase of $1.0 million, or 4.1%, from $24.2 million for the six months ended June 30, 2018. The increase was attributable primarily to the $1.3 million increase in gross profit derived from sales to independent restaurants from $23.6 million in the six months ended June 30, 2018 to $24.9 million in the six months ended June 30, 2019. Gross margin increased from 16.5% for the six months ended June 30, 2018 to 16.9% for the six months ended June 30, 2019, representing a 0.4% increase due primarily to the 0.5% increase in gross margin from sales to independent restaurants resulting from our continuing effort to offer better products and value-added services to our customers, strengthen our negotiation power with suppliers, and improve the operation efficiency for centralized procurement, inventory and logistics management.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $21.5 million for the six months ended June 30, 2019, an increase of $0.2 million, or 0.6%, from $21.3 million for the six months ended June 30, 2018. The increase is within the normal fluctuation of business operations.

Interest Expense and Bank Charges

Interest expense and bank charges are primarily generated from lines of credit, capital leases and long-term debt. Interest expenses and bank charges were $0.7 million for the six months ended June 30, 2019, a decrease of $0.1 million, or 3.9%, compared with $0.8 million for the six months ended June 30, 2018, which was due primarily to a decrease in the average balance of our lines of credit.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.6 million for the six months ended June 30, 2019, an increase of $0.1 million, or 13.9%, compared with $0.5 million for the six months ended June 30, 2018.

Income taxes Provision

Provision for income taxes increased by $0.4 million, or 57.9%, from $0.7 million for the six months ended June 30, 2018 to $1.1 million for the six months ended June 30, 2019, as a result of the increase in income before income tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest is derived from one minority owned subsidiary and increased by $0.6 million or 141.6% from a loss of $0.4 million for the six months ended June 30, 2018 to $0.2 million of income for the six months ended June 30, 2019, as a result of the increase of net income of this subsidiary.

Net Income Attributable to Our Stockholders

Net income attributable to our stockholders increased by $0.3 million, or 13.6%, from $2.4 million for the six months ended June 30, 2018 to $2.7 million for the six months ended June 30, 2019.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA:

	For the six months ended June 30,		Change
	2019	2018	Amount	%
Net income	$2,854,285	$1,991,726	$862,559	43.3%
Interest expenses	725,118	754,713	(29,595)	(3.9% )
Income tax provision	1,108,390	702,060	406,330	57.9%
Depreciation & Amortization	1,434,819	1,041,662	393,157	37.7%
Non-recurring expenses*	1,000,000	2,200,000	(1,200,000)	(54.5% )
Adjusted EBITDA	$7,122,612	$6,690,161	$432,451	6.5%
Percentage of revenue	4.8%	4.6%	0.2%

* For the six months ended June 30, 2018, represents labor dispute expenses accrued in connection with United States Department of Labor investigation of our subsidiary Kirnland Food Distribution, Inc. For the six months ended June 30, 2019, represents a non-recurring expense accrued for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business.

Adjusted EBITDA was $7.1 million for the six months ended June 30, 2019, an increase of $0.4 million, or 6%, compared to $6.7 million for the six months ended June 30, 2018 resulting mainly from the increase of gross margin derived from the sales to independent restaurants resulting from our continuing effort to offer better products and value-added services to our customers, strengthen our negotiation power with suppliers, and improve the operation efficiency for centralized procurement, inventory and logistics management. As a percentage of revenue, adjusted EBITDA was 4.8% and 4.6% for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of approximately $6.9 million. We have funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

On April 18, 2019, we and our operating subsidiaries Han Feng, New Southern Food Distributers and Kirnland entered into a credit agreement with East West Bank, which replaced our prior credit agreement with East West Bank. The credit agreement provides a $25,000,000 revolving credit facility which is due August 18, 2021, accrues interest based on the prime rate less 0.375% or 2.20% above LIBOR, but in no event less than 4.214% per annum, and is secured by virtually all assets of the Company and our domestic subsidiaries. The outstanding balance on this line of credit at June 30, 2019 was $11,364,481. The line of credit agreement contains certain financial covenants which, among other things, require us to maintain certain financial ratios. As of the date of this report, we were in compliance with the covenants under the line of credit agreement.

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of June 30, 2019. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. The proposed business combination with B&R Global Holdings will involve issuance of the Company’s shares in exchange for all shares of B&R, so that management does not foresee any negative impact on cash or working capital as a consequence of the transaction, but rather expects an increase in available working capital of the combined businesses upon final closing of the transactions.

However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, such as the demand for our products, economic conditions, the competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt.

The following table sets forth cash flow data for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Net cash provided by operating activities	$2,070,308	$6,100,471
Net cash used in investing activities	(4,774,301)	(5,292,804)
Net cash provided by (used in) financing activities	4,156,578	(1,733,526)
Net increase (decrease) in cash and cash equivalents	$1,452,585	$(925,859)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $2.1 million for the six months ended June 30, 2019, a decrease of $4.0 million, or 66%, compared to net cash provided by operating activities of $6.1 million for the six months ended June 30, 2018. The decrease was a result of a decrease of $5.6 million from changes in working capital items mainly resulting from changes in inventory, accrued expenses, accounts payable, and other long- term assets which were offset by an increase of $1.0 million in net income.

Investing Activities

Net cash used in investing activities was approximately $4.8 million for the six months ended June 30, 2019, a decrease of $0.5 million, or 9.8%, compared to $5.3 million net cash provided by investing activities for the six months ended June 30, 2018. The decrease resulted from an increase of $3.1 million to purchase property and equipment which was offset by a decrease of $1.6 million in payments made for notes receivable, and a decrease of $1.1 million on payments made for shareholder loan.

Financing Activities

Net cash provided by financing activities was approximately $4.2 million for the six months ended June 30, 2019, an increase of $5.9 million, or 340%, compared with net cash used in financing activities of $1.7 million for the six months ended June 30, 2018. The increase resulted from an increase of $11.7 million of proceeds from lines of credit and long-term debt, a decrease of $0.9 million of repayments of long-term debt, and a decrease of $1.0 in cash distributions paid to shareholders. These amounts were offset by an increase of $7.9 million of repayment of lines of credit and long-term debt.

Commitments and Contractual Obligations

The following table presents the company’s material contractual obligations as of June 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$11,364,481	$-	$11,364,481	$-	$-
Long-term debt	15,889,199	1,757,027	4,416,545	3,095,928	6,619,699
Capital lease obligations	1,797,768	373,715	715,994	611,563	96,496
Operating lease obligations	90,830	43,631	47,199
Total	$29,142,278	$2,174,373	$16,544,219	$3,707,491	$6,716,195

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

On February 23, 2019, we executed an agreement to transfer all of our ownership interest in AnHeart to Jianping An, a resident of New York for a sum of $20,000. We completed the transfer of ownership on May 2, 2019. However, the transfer of ownership did not release our guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of shares, AnHeart executed a security agreement which provides a security interest in AnHeart’s assets and acovenant that the lease will be assigned to us if AnHeart defaults. Further, Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines, executed an unconditional guaranty of all AnHeart liabilities arising from the leases.

Off -balance Sheet Arrangements

We are not a party to any off -balance sheet arrangements.

Critical Accounting Policies and Estimates

Except for the following, there have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of June 30, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was ineffective due to material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to the deficiency in the ability of our in-house accounting professionals to generate financial statements in the form required by applicable SEC requirements. Control deficiencies are related to the lack of proper documentation to evidence the review of customer orders and purchase orders, and lack of proper documentation to evidence customers’ acknowledgement of transaction amounts and account balances. In order to address and resolve the foregoing material weakness, during the three months ended March 31, 2019, we made the following changes to our internal control over financial reporting: we hired hiring additional financial personnel, including an Assistant Controller, who is experienced in the preparation of financial statements in compliance with applicable SEC requirements. During the three months ended June 30, 2019, we did not make any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Merger Agreement dated June 21, 2019, by and among HF Foods Group Inc., B&R Merger Sub Inc., B&R Global Holdings, Inc., the stockholders of B&R Global Holdings, Inc. and Xiao Mou Zhang (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2019)

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

Date: August 14, 2019