Form 10-Q
period 2019-09-30
HF Foods Group Inc.
filed 2019-11-14
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(Registrant’s telephone number, including area code)

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

YES ☐ NO ☒

As of November 14, 2019, the registrant had 53,050,211 and 52,145,096 shares of common stock issued and outstanding, respectively.

HF Foods group inc.
form 10-q for the quarter ended SEPTEMBER 30, 2019

i

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

HF FOODS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30	December 31
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$6,803,415	$5,489,404
Accounts receivable, net	13,089,775	14,406,476
Accounts receivable - related parties, net	2,677,503	2,292,151
Inventories, net	29,826,054	22,175,769
Advances to suppliers, net	647,339	280,267
Advances to suppliers - related parties, net	990,139	1,526,482
Notes receivable	-	3,803,826
Notes receivable - related parties, current	-	8,117,686
Income Tax Recoverable	448,512	-
Other current assets	1,229,379	950,703
TOTAL CURRENT ASSETS	55,712,116	59,042,764

Property and equipment, net	27,096,211	22,650,021
Operating lease right-of-use assets	75,169	-
Deferred tax assets	81,385	117,933
Long-term notes receivable - related parties	-	423,263
Other long-term assets	141,954	242,426
TOTAL ASSETS	$83,106,834	$82,476,407

CURRENT LIABILITIES:
Lines of credit	$11,864,481	$8,194,146
Accounts payable	18,728,857	17,474,206
Accounts payable - related parties	4,279,050	3,923,120
Advance from customers	758,296	61,406
Advance from customers - related parties	-	166,490
Current portion of long-term debt, net	1,650,898	1,455,441
Current portion of obligations under capital leases	262,904	164,894
Current portion of obligations under operating leases	40,155	-
Income tax payable	13,343	-
Accrued expenses	991,299	2,148,602
TOTAL CURRENT LIABILITIES	38,589,283	33,588,305

Long-term debt, net	15,409,535	13,109,854
Obligations under capital leases, non-current	1,139,964	120,705
Obligations under operating leases, non-current	35,014	-
Deferred tax liabilities	1,306,630	1,196,061
TOTAL LIABILITIES	56,480,426	48,014,925

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.0001 par value, 30,000,000 shares authorized, 22,350,211 shares issued, 905,115 treasury shares, and 21,445,096 shares outstanding as of September 30, 2019, and 30,000,000 shares authorized, and 22,167,486 shares issued and outstanding as of December 31, 2018	2,236	2,217
Additional paid-in capital	10,882,646	22,920,603
Retained earnings	14,477,257	10,433,984
Treasury Stock	(91)	-
Total shareholders’ equity	25,362,048	33,356,804
Noncontrolling interest	1,264,360	1,104,678
TOTAL EQUITY	26,626,408	34,461,482
TOTAL LIABILITIES AND EQUITY	$83,106,834	$82,476,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months Ended September 30,		For the nine months Ended September 30,
	2019	2018	2019	2018
Net revenue - third parties	$70,568,373	$65,936,159	$211,520,517	$203,868,014
Net revenue - related parties	5,130,504	4,427,639	13,697,588	13,364,070
TOTAL NET REVENUE	75,698,877	70,363,798	225,218,105	217,232,084

Cost of revenue - third parties	58,598,428	53,471,081	174,634,207	167,372,145
Cost of revenue - related parties	4,908,301	4,330,030	13,172,741	13,069,453
TOTAL COST OF REVENUE	63,506,729	57,801,111	187,806,948	180,441,598

GROSS PROFIT	12,192,148	12,562,687	37,411,157	36,790,486

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	9,969,785	10,385,563	31,428,998	31,725,945

INCOME FROM OPERATIONS	2,222,363	2,177,124	5,982,159	5,064,541

Other Income (Expenses)
Interest income	113,930	333,072	418,397	346,822
Interest expense and bank charges	(482,099)	(270,049)	(1,207,217)	(1,024,762)
Other income	281,619	370,678	905,149	918,010
Total Other Income (Expenses), net	(86,550)	433,701	116,329	240,070

INCOME BEFORE INCOME TAX PROVISION	2,135,813	2,610,825	6,098,488	5,304,611

PROVISION FOR INCOME TAXES	607,142	840,147	1,715,532	1,542,207

NET INCOME	1,528,671	1,770,678	4,382,956	3,762,404

Less: net income (loss) attributable to noncontrolling interest	181,106	103,600	339,683	(277,855)

NET INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,347,565	$1,667,078	$4,043,273	$4,040,259

Earnings per common share - basic and diluted	$0.06	$0.08	$0.18	$0.20

Weighted average shares - basic and diluted	22,258,557	21,364,256	22,198,290	20,434,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2019 and 2018

(UNAUDITED)

	Ordinary Shares		Additional
			Paid-in	Retained	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance at December 31, 2018	22,167,486	$2,217	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income	-	-	-	1,672,813	1,672,813	120,759	1,793,572
Balance at March 31, 2019	22,167,486	$2,217	$22,920,603	$12,106,797	$35,029,617	$1,225,437	$36,255,054
Net income	-	-	-	1,022,895	1,022,895	37,817	1,060,712
Distribution to shareholders	-	-	-	-	-	(90,000)	(90,000)
Balance at June 30, 2019	22,167,486	$2,217	$22,920,603	$13,129,692	$36,052,512	$1,173,254	$37,225,766
Net income	-	-	-	1,347,565	1,347,565	181,107	1,528,672
Exercise of Stock Options	182,725	18	(18)	-	-	-	-
Treasury Stock	(905,115)	(91)	(12,037,939)	-	(12,038,030)	-	(12,038,030)
Distribution to shareholders	-	-	-	-	-	(90,000)	(90,000)
Balance at September 30, 2019	21,445,096	$2,144	$10,882,646	$14,477,257	$25,362,047	$1,264,361	$26,626,408

Balance at December 31, 2017	19,969,831	$1,997	$21,549,703	$4,255,213	$25,806,913	$1,091,199	$26,898,112
Net income	-	-	-	1,347,950	1,347,950	38,525	1,386,475
Distribution to shareholders	-	-	-	(180,089)	(180,089)	(89,911)	(270,000)
Balance at March 31, 2018	19,969,831	$1,997	$21,549,703	$5,423,074	$26,974,774	$1,039,813	$28,014,587
Net income	-	-	-	1,025,231	1,025,231	(419,980)	605,251
Distribution to shareholders	-	-	-	(180,091)	(180,091)	(89,909)	(270,000)
Balance at June 30, 2018	19,969,831	$1,997	$21,549,703	$6,268,214	$27,819,914	$529,924	$28,349,838
Net income	-	-	-	1,667,078	1,667,078	103,600	1,770,678
Effective of reverse acquisition	2,197,655	220	1,370,900	-	1,371,120	-	1,371,120
Distribution to shareholders	-	-	-	252,497	252,497	126,059	378,556
Balance at September 30, 2018	22,167,486	$2,217	$22,920,603	$8,187,789	$31,110,609	$759,583	$31,870,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net Income	$4,382,956	$3,762,404
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	2,173,723	1,579,105
Gain from disposal of equipment	(68,626)	-
Provision of doubtful accounts	(50,090)	62,231
Deferred tax benefits	147,117	(168,868)
Changes in operating assets and liabilities:
Accounts receivable, net	1,366,791	1,801,941
Accounts receivable - related parties, net	(385,352)	14,320
Inventories	(7,650,285)	(1,454,817)
Advances to suppliers, net	(367,072)	(215,820)
Advances to suppliers - related parties, net	536,343	2,573,416
Income tax recoverable	(448,512)	-
Other current assets	(291,864)	(421,424)
Other long-term assets	100,472	1,264,289
Accounts payable	1,254,651	96,141
Accounts payable - related parties	355,930	(928,457)
Advance from customers	696,890	374,072
Advance from customers - related parties	(166,490)	(1,000,575)
Income tax payable	13,343	(745,958)
Accrued expenses	(1,157,301)	1,890,258
Net cash provided by operating activities	442,624	8,482,258

Cash flows from investing activities:
Cash acquired from acquisition of Atlantic Acquisition	-	5,550,298
Cash paid for redemption of Atlantic Acquisition’s stock in connection of reverse acquisition	-	(4,120,000)
Purchase of property and equipment	(5,381,138)	(2,194,210)
Proceeds from disposal of equipment	275,699	-
Cash received from long-term notes receivable	290,071	-
Cash paid for issuance of long-term notes receivable	(108,750)	(2,559,469)
Cash received from long-term notes receivable to related parties	386,358	316,504
Cash paid for issuance of long-term notes receivable to related parties	(260,933)	(1,988,813)
Net cash used in investing activities	(4,798,693)	(4,995,690)

Cash flows from financing activities:
Proceeds from lines of credit	15,364,481	3,600,000
Repayment of lines of credit	(11,694,146)	(3,000,000)
Proceeds from long-term debt	6,100,878	3,745,048
Repayment of long-term debt	(3,605,740)	(4,965,264)
Repayment of capital lease	(315,393)	-
Cash distribution paid to shareholders	(180,000)	(1,161,445)
Net cash provided by (used in) financing activities	5,670,080	(1,781,661)

Net increase in cash	1,314,011	1,704,907
Cash at beginning of the period	5,489,404	6,086,044
Cash at end of the period	$6,803,415	$7,790,951

Supplemental cash flow information
Cash paid for interest	$1,021,687	$1,008,666
Cash paid for income taxes	$1,692,927	$2,413,148

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the financial statements of HF Holding and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial information as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2018 and 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of September 30, 2019, its results of operations and its cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Uses of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the allowances for doubtful accounts, estimated useful lives and fair value in connection with the impairment of property and equipment. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy, accounts referred to outside parties for collection, and accounts past due over specified periods. As of September 30, 2019 and December 31, 2018, the allowances for doubtful accounts were $576,349 and $658,104, respectively.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. No inventory reserves were recorded as of September 30, 2019 and December 31, 2018.

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

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of September 30, 2019 and December 31, 2018.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

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

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

The contract assets and contract liabilities are recorded on the unaudited condensed consolidated balance sheets as accounts receivable and advance from customers as of September 30, 2019 and December 31, 2018. For the nine months ended September 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant. The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended
	September 30, 2019	September 30, 2018
North Carolina	$36,813,987	33,693,974
Florida	22,833,584	21,156,747
Georgia	16,051,306	15,513,077
Total	$75,698,877	70,363,798

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
North Carolina	$107,698,700	103,262,880
Florida	68,717,635	66,282,082
Georgia	48,801,770	47,687,122
Total	$225,218,105	217,232,084

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $3,093,138 and $3,615,470 for the nine months ended September 30, 2019 and 2018, and $1,014,288 and $791,016 for the three months ended September 30, 2019 and 2018, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at September 30, 2019 and December 31, 2018.

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

The adoption of Topic 842 resulted in the presentation of $75,169 of operating lease assets and operating lease liabilities on the consolidated balance sheet as of September 30, 2019. See Note 8 for additional information.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine months ended September 30, 2019 and 2018.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, income tax payable, advance from customers, accrued expenses approximate their fair value based on the short-term maturity of these instruments.

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

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at September 30, 2019 or December 31, 2018.

For the nine and three months ended September 30, 2019 and 2018, no supplier accounted for more than 10% of the total cost of revenue. As of September 30, 2019, two suppliers accounted for 47% and 14% of total advance payments outstanding, respectively, and these two suppliers accounted for 77% and 23% of advance payments to related parties, respectively. As of December 31, 2018, three suppliers accounted for 55%, 18% and 12% of total advance payments outstanding, respectively, and these three suppliers accounted for 65%, 22% and 14% of advance payments to related parties, respectively.

Recent accounting pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company has not early adopted this update and it will become effective on January 1, 2020. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements and does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This update became effective for the Company on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	September 30, 2019	December 31, 2018
Accounts receivable	$13,666,124	$15,064,580
Less: allowance for doubtful accounts	(576,349)	(658,104)
Accounts receivable, net	$13,089,775	$14,406,476

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Beginning balance	$658,104	$567,108
Provision (reversal) for doubtful accounts	(50,090)	89,019
Less: write off/recovery	(31,665)	(26,788)
Ending balance	$576,349	$629,339

NOTE 4 - NOTES RECEIVABLE

On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, which is a supplier to the Company. Pursuant to the promissory note agreement, Feilong Trading, Inc could borrow up to $4,000,000 from time to time. The note bears interest at the rate of 5% per annum on the unpaid balance, compounded monthly. On September 30, 2019, the entire outstanding balance of $3,622,505 was sold to Mr. Zhou Min Ni. Accordingly, Mr. Zhou Min Ni has delivered to HF Group Holding Corp. 272,369 shares of common stock of the Company at $13.30 per share, which were recorded in treasury stock by the Company as of September 30, 2019. In connection with the sale of this notes receivable, the Company also required additional 89,882 shares of common stock of the Company owned by Mr. Ni being placed in an escrow account for a period of one year (the “Escrow Period”), which will be delivered to the Company in part or in full, if the weighted average closing price of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of	As of
	September 30, 2019	December 31, 2018
Land	$1,894,253	$1,608,647
Buildings and improvements	22,201,597	18,784,628
Machinery and equipment	9,587,840	10,160,205
Motor vehicles	11,454,793	10,267,095
Subtotal	45,138,483	40,820,575
Less: accumulated depreciation	(18,042,272)	(18,170,554)
Property and equipment, net	$27,096,211	$22,650,021

Depreciation expense was $2,160,538 and $1,579,105 for the nine months ended September 30, 2019 and 2018, respectively, and $731,731 and $537,443 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 6 - LINES OF CREDIT

On July 1, 2016, Han Feng, the Company’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit of $14,500,000. The line of credit was secured by virtually all assets of Han Feng, premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and was extended to May 27, 2019, to provide uninterrupted credit facility while the renewal of the line of credit is being reviewed by the bank. Interest is based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and is payable monthly. On April 18, 2019, this $5,156,018 obligation was repaid in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019, as described below.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LINES OF CREDIT (CONTINUED)

On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement (the “Credit Agreement”) with East West Bank. The Credit Agreement provides for a $25 million secured line of credit facility available to be used in one or more revolving loans to the Company’s domestic subsidiaries that are parties to the Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrower Subsidiaries”) are the borrowers and the Company and each of its other material subsidiaries are guarantors of all the obligations under the Credit Agreement. The line of credit matures on August 18, 2021. Contemporaneously with the execution of the Credit Agreement, existing senior debt of the Borrower Subsidiaries in the amount of $6,111,692 was paid from revolving loans drawn on the line of credit. Under the Credit Agreement, the Borrower subsidiaries will pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from time to time, depending on the rate elected at the time a borrowing request is made, but in no event shall the interest rate of any revolving loan at any time be less than 4.214% per annum (4.625% at September 30, 2019). The outstanding balance on the line of credit at September 30, 2019 was $11,864,481. The line of credit agreement contains certain financial covenants which, among other things, require Han Feng to maintain certain financial ratios. As of September 30, 2019, the Company was in compliance with such covenants. On November 4, 2019, the line of credit was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the closing of the merger with B&R Global Holdings, Inc. (“B&R”) (Note 14). The outstanding balance paid off including accrued interest was $13,864,481.

On November 14, 2012, NSF, another operating entity, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit of $4,000,000. The line of credit was secured by three real properties owned by NSF, and guaranteed by the two shareholders of the Company, as well as BB, a subsidiary of the Company. The maximum borrowings are determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were originally due in January 2018 and subsequently extended to February 2020. Interest is based on the LIBOR rate plus 2.75%. On April 18, 2019, this $954,984 obligation was paid off in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019, as described above.

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2019 and December 31, 2018 is as follows:

Bank name	Maturity	Interest rate at September 30, 2019			As of September 30, 2019	As of December 31, 2018
East West Bank – (b)	August 2022 - September 2029	4.25%	-	5.75%	$8,600,471	$5,053,539
Capital Bank – (c)	October 2027		3.85%		5,014,605	5,138,988
Bank of America – (d)	April 2021 - February 2023	5.07%	-	5.51%	1,043,073	1,363,211
BMO Harris Bank – (e)	April 2022 - January 2024	5.87%	-	5.99%	552,764	2,256,724
Peoples United Bank – (e)	March 2019-January 2023	5.75%	-	7.53%	1,245,857	752,833
Other finance companies	April 2023 - March 2024	5.95%	-	6.17%	603,663	-
Total debt					17,060,433	14,565,295
Less: current portion					(1,650,898)	(1,455,441)
Long-term debt					$15,409,535	$13,109,854

The terms of the various loan agreements relating to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified levels of debt to tangible net worth and debt service coverage. As of September 30, 2019, and December 31, 2018, the Company was in compliance with such covenants. On November 4, 2019, one of the East West Bank term loans was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the closing of the merger with B&R (Note 14). The outstanding balance paid off including accrued interest was $1,561,126.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (CONTINUED)

The loans outstanding were guaranteed by the following properties, entities or individuals:

(a)	Not collateralized or guaranteed.

(b)

Guaranteed by the Company, nine subsidiaries of the Company, TT, MFD, R&N Holding, R&N Lexington, Kirnsway, Chinesetg, BB, Kirnland and HG Realty, and by two shareholders of the Company. Secured by assets of Han Feng, New Southern Foods, R&N Lexington and R&N Holding, two real properties of R&N Holding, two real properties of New Southern Foods, and a real property of R&N Lexington. Balloon payments of these long-term debts are $6,590,710.

(c)	Guaranteed by two shareholders of the Company, as well as Han Feng, a subsidiary of the Company. Secured by a real property owned by HG Realty. Balloon payment of this long-term debt is $3,116,687.

(d)	Guaranteed by two shareholders of the Company, as well as two subsidiaries of the Company, NSF and BB. Secured by vehicles.

(e)	Secured by vehicles.

The future maturities of long-term debt at September 30, 2019 are as follows:

Twelve months ending September 30,
2020	$1,650,898
2021	1,512,541
2022	2,641,941
2023	833,393
2024	517,687
Thereafter	9,903,973
Total	$17,060,433

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES

The Company has operating and finance leases for vehicles or delivery trucks, forklifts and computer equipment with various expiration dates through 2021. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company also recognizes a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization of the lease payment.

Operating Leases

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$184,002	$476,262

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184,002	$476,262

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
Operating Leases
Operating lease right-of-use assets	$75,169

Current portion of obligations under operating leases	$40,155
Obligations under operating leases, non-current	35,014
Total operating lease liabilities	$75,169

Weighted Average Remaining Lease Term (Months)
Operating leases	26

Weighted Average Discount Rate
Operating leases	5.09%

 HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES (CONTINUED)

Capital Leases

The components of lease expense were as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
Capital leases cost:
Amortization of right-of-use assets	$139,686	$64,895
Interest on lease liabilities	25,697	11,041
Total capital leases cost	$165,383	$75,936

	Nine Months Ended
	September 30, 2019	September 30, 2018
Capital leases cost:
Amortization of right-of-use assets	$431,444	$194,685
Interest on lease liabilities	86,303	44,593
Total capital leases cost	$517,747	$239,278

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from capital leases	86,303	44,593
Financing cash flows from capital leases	315,393	319,637
Right-of-use assets obtained in exchange for lease obligations:
Capital leases	1,432,662	-

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019	December 31, 2018

Capital Leases
Property and equipment, at cost	$2,793,731	$1,484,911
Accumulated depreciation	(1,153,443)	(810,753)
Property and equipment, net	$1,640,288	$674,158

Current portion of obligations under capital leases	$262,904	$164,894
Obligations under capital leases, non-current	1,139,964	120,705
Total capital leases liabilities	$1,402,868	$285,599

Weighted Average Remaining Lease Term (Months)
Capital leases	57	27

Weighted Average Discount Rate
Capital leases	7.50%	8.05%

Maturities of lease liabilities were as follows

Twelve months ending September 30	Operating Leases	Capital Leases
2020	$42,238	$373,715
2021	26,043	370,309
2022	11,641	335,812
2023	-	331,070
2024	-	253,056
Thereafter	-	40,378
Total Lease Payments	79,922	1,704,340
Less Imputed Interest	(4,753)	(301,472)
Total	$75,169	$1,402,868

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

(i)	The Income tax provision (benefit) of the Company for the nine and three months ended September 30, 2019 and 2018 consists of the following:

	For the nine months ended
	September 30, 2019	September 30, 2018
Current:
Federal	$1,184,630	$1,345,253
State	383,782	365,822
Current income tax provision	1,568,412	1,711,075
Deferred:
Federal	159,162	(120,728)
State	(12,042)	(48,140)
Deferred income tax benefit	147,120	(168,868)
Total income tax provision	$1,715,532	$1,542,207

	For the three months ended
	September 30, 2019	September 30, 2018
Current:
Federal	$260,656	$360,016
State	101,534	124,118
Current income tax provision	362,190	484,134
Deferred:
Federal	217,292	309,176
State	27,660	46,837
Deferred income tax provision	244,952	356,013
Total income tax provision	$607,142	$840,147

 HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES

A.	Corporate Income Taxes (“CIT”) (Continued)

(ii)	Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of September 30, 2019	As of December 31, 2018
Deferred tax assets:
Allowance for doubtful accounts	$143,271	$165,083
Inventories	155,185	113,730
State NOL	16,315	-
Section 481(a) adjustment	-	40,317
Other accrued expenses	231,791	46,750
Total deferred tax assets	546,562	365,880
Deferred tax liabilities:
Property and equipment	(1,771,807)	(1,444,008)
Net deferred tax liabilities	$(1,225,245)	$(1,078,128)

The net deferred tax liabilities presented in the Company's consolidated balance sheets were as follows:

	As of September 30, 2019	As of December 31, 2018
Deferred tax assets	$81,385	$117,933
Deferred tax liabilities	(1,306,630)	(1,196,061)
Net deferred tax liabilities	$(1,225,245)	$(1,078,128)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the nine months ended
	September 30, 2019	September 30, 2018
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	4.8%	4.7%
U.S. permanent difference	3.4%	1.2%
Others	(1.0)%	2.1%
Effective tax rate	28.2%	29.0%

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. These related party transactions as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and, 2018 are identified as follows:

Related party balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of September 30, 2019 and December 31, 2018, respectively:

		As of September 30	As of December 31,
Name of Related Party		2019	2018
(a)	Allstate Trading Company Inc.	$7,816	$1,000
(b)	Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	124,159	255,412
(c)	Eagle Food Service LLC	1,227,643	817,275
(d)	Fortune One Foods Inc.	155,173	130,314
(e)	Eastern Fresh LLC	801,254	784,836
(f)	Enson Trading LLC	194,504	170,633
(g)	Hengfeng Food Service Inc.	75,347	83,654
(h)	Enson Philadelphia Inc.	-	49,027
(i)	N&F Logistic, Inc.	91,757	-
(j)	Golden Poultry.	(150)	-
Total		$2,677,503	$2,292,151

(a)	Mr. Zhou Min Ni, the Chairman and Chief Executive Officer of the Company, owns a 40% equity interest in this entity;
(b)	Mr. Zhou Min Ni owns a 50% equity interest in this entity.
(c)	Tina Ni, one of Mr. Zhou Min Ni’s family members, owns a 50% equity interest in this entity.
(d)	Mr. Zhou Min Ni owns a 17.5% equity interest in this entity.
(e)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(f)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(g)	Mr. Zhou Min Ni owns a 45% equity interest in this entity.
(h)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(i)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(j)	Mr. Zhou Min Ni owns a 40% equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of September 30, 2019 and December 31, 2018, respectively:

	As of	As of
Name of Related Party	September 30, 2019	December 31, 2018
(1) Ocean Pacific Seafood Group	$224,979	$208,960
(2) Revolution Industry LLC	765,160	329,394
(3) First Choice Seafood Inc.	-	988,128
Total	$990,139	$1,526,482

(1)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(2)	The son of Mr. Zhou Min N, Raymond Ni, owns 100% of Revolution Industry LLC.
(3)	First Choice Seafood is owned by Enson Seafood GA Inc. of which Mr. Zhou Min Ni owns a 50% equity interest.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

c.	Notes receivable - related parties

The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.

As of September 30, 2019, and December 31, 2018, the outstanding loans to various related parties consist of the following:

Name of Related Party	As of September 30, 2019	As of December 31, 2018
Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	$-	$1,987,241
NSG International Inc. (“NSG”) (1)		6,092,397
Revolution Automotive LLC (“Revolution Automotive”) (2)	-	461,311
Total	$-	$8,540,949
Less: Current portion	$-	$8,117,686
Total	$-	$423,263

(1)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(2)	The son of Mr. Zhou Min Ni, Raymond Ni, owns 100% of Revolution Automotive LLC.

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

On March 1, 2019 the Company signed a new five year-term promissory note agreement with NSG that comprised a restatement and novation and superseded the note dated January 1, 2018. Pursuant to the new promissory note agreement, the outstanding balance of $5,941,031 together with interest at the rate of 5% per annum is payable in monthly installments until principal and accrued interest is paid in full March 1, 2024.

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

On September 30, 2019, the entire outstanding balance of the above notes of $8,415,525 was sold to Mr. Zhou Min Ni . Accordingly, Mr. Zhou Min Ni has delivered to HF Group Holding Corp. 632,746 shares of common stock of the Company at $13.30 per share, which were recorded in treasury stock by the Company as of September 30, 2019. In connection with the sale of the above notes, the Company also required additional 208,806 shares of common stock of the Company owned by Mr. Ni being placed in an escrow account for a period of one year (the “Escrow Period”), which will be delivered to the Company in part or in full, if the volume weighted average closing price of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.

d.	Accounts payable - related parties

As of September 30, 2019, and December 31, 2018, the Company had a total accounts payable balance of $4,279,050 and $3,923,120 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

e.	Advance from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. There was no balance for advance from customers involving related parties at September 30, 2019 and $166,490 as of December 31, 2018.

Lease Agreements with Related Parties:

A subsidiary of the Company, RN Holding, leases a facility to a related party under an operating lease agreement expiring in 2024. The cost of the leased building is $400,000 at September 30, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $107,692 and $100,000 at September 30, 2019 and December 31, 2018, respectively. Rental income for the nine months ended September 30, 2019 and September 30, 2018 was $34,200 and $34,200, respectively, and for the three months ended September 30, 2019 and September 30, 2018 was $11,400 and $11,400, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 at September 30, 2019 and December 31, 2018, and the accumulated depreciation of the leased building is $495,961 and $433,966 as at September 30, 2019 and December 31, 2018, respectively. Rental income for the nine months ended September 30, 2019 and September 30, 2018 was $360,000 and $360,000, respectively, and for the three months ended September 30, 2019 and September 30, 2018 was $120,000 and $120,000, respectively.

Related party purchases transactions:

The Company purchases from various related parties during the normal course of business. The total purchases made from related parties were $25,998,461 and $26,882,395 for the nine months ended September 30, 2019 and 2018, respectively, and $8,512,370 and $13,871,903 for the three months ended September 30, 2019 and 2018, respectively.

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

The following table presents net sales by segment for the nine and three months ended September 30, 2019 and 2018, respectively:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Net revenue
Sales to independent restaurants	$210,802,187	$203,272,084
Wholesale	14,415,918	13,960,000
Total	$225,218,105	$217,232,084

	For the Three Months Ended
	September 30, 2019	September 30, 2018
Net revenue
Sales to independent restaurants	$70,218,330	$65,755,745
Wholesale	5,480,547	4,608,053
Total	$75,698,877	$70,363,798

All the Company’s revenue was generated from its business operation in the U.S.

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT REPORTING (CONTINUED)

	For the Nine Months Ended September 30, 2019
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$210,802,187	$14,415,918	$225,218,105
Cost of revenue	173,986,745	13,820,203	187,806,948
Gross profit	$36,815,442	$595,715	$37,411,157
Depreciation and amortization	$2,034,586	$139,137	$2,173,723
Total capital expenditures	$5,036,698	$344,440	$5,381,138

	For the Nine Months Ended September 30, 2018
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$203,272,084	$13,960,000	$217,232,084
Cost of revenue	167,388,910	13,052,688	180,441,598
Gross profit	$35,883,174	$907,312	$36,790,486
Depreciation and amortization	$1,477,627	$101,478	$1,579,105
Total capital expenditures	$2,053,203	$141,007	$2,194,210

	For the Three Months Ended September 30, 2019
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$70,218,330	$5,480,547	$75,698,877
Cost of revenue	58,286,433	5,220,296	63,506,729
Gross profit	$11,931,897	$260,251	$12,192,148
Depreciation and amortization	$685,408	$53,496	$738,904
Total capital expenditures	$208,122	$16,244	$224,366

	For the Three Months Ended September 30, 2018
	Sales to independent
	restaurants	Wholesale	Total
Revenue	$65,755,745	$4,608,053	$70,363,798
Cost of revenue	53,488,702	4,312,409	57,801,111
Gross profit	$12,267,043	$295,644	$12,562,687
Depreciation and amortization	$502,293	$35,150	$537,443
Total capital expenditures	$115,593	$9,237	$124,830

	As of	As of
	September 30, 2019	December 31, 2018
Total assets:
Sales to independent restaurants	$77,787,273	$77,138,353
Wholesale	5,319,561	5,338,054
Total Assets	$83,106,834	$82,476,407

HF FOODS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY

During the six months ended June 30, 2019, the Company has taken a $1 million accruals for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business operations. On November 11, 2019, the Company settled the claim through mediation, and the final amount is $0.4 million. Accordingly the Company has reversed the over accrued $0.6 million during the three months ended September 30, 2019. The accrual has been recorded in distribution, selling and administrative expenses in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2019.

NOTE 13 – BUSINESS COMBINATION WITH B&R

On June 21, 2019, the Company entered into a Merger Agreement with B&R pursuant to which the two companies agreed to combine their operations. B&R is a leading Chinese food wholesaler and distributor serving approximately 6,800 restaurants in more than ten western states.

On November 4, 2019 (the “Acquisition Date”), the Company completed its merger with B&R, which became a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 30.7 million shares of common stock to the former shareholders of B&R. As a result, upon completion of the merger, B&R pre-merger shareholders now own approximately 58.9% of the outstanding shares and the Company’s pre-merger shareholders own approximately 41.1%. After giving effect to the merger, there are currently 53,050,211 and 52,145,096 shares of common stock of the Company issued and outstanding, respectively. Zhou Min Ni continues to serve as the Chairman of the Board and remains the largest individual shareholder of the Company.

The Business Combination will be accounted for using the acquisition method of accounting under the provisions of Accounting Standards Codification 805, “Business Combinations”. The Company will be considered the accounting acquirer. The assets and liabilities and results of operations of B&R Global will be consolidated into the balance sheets and results of operations of the Company as of the completion of the Business Combination

Due to the limited time since the date of the acquisition, it is impracticable for the Company to make certain business combination disclosures at this time as the Company is still gathering information necessary to provide those disclosures. The Company plans to provide this information in its annual report on Form 10-K for the year ending December 31, 2019.

NOTE 14 – SUBSEQUENT EVENTS

On November 4, 2019, the Company completed its merger with B&R. Under the terms of the merger agreement, the Company issued 30.7 million shares of common stock to the former shareholders of B&R.

On November 4, 2019, the Company entered into an Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The Amended and Restated Credit Agreement provides for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and (b) mortgage-secured term loans of $55.4 million. The Amended and Restated Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain a Fixed Charge Coverage Ratio of 1.10 to 1.00, determined as of the end of each fiscal quarter for the four fiscal quarter period then ended. As of November 4, 2019, $13.91 million outstanding under the Company’s prior line of credit and $1.57 million of prior term loan obligations were paid off with proceeds from the amended and restated credit agreement.

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:

●	Unfavorable macroeconomic conditions in the United States;
●	Competition in the food service distribution industry particularly the entry of new competitors into the Chinese/Asian restaurant market niche;
●	Increases in fuel costs;
●	Increases in commodity prices;
●	Disruption of relationships with vendors and increases in product prices;
●	US government tariffs on products imported into the United States, particularly from China;
●	Changes in consumer eating and dining out habits;
●	Disruption of relationships with or loss of customers;
●	Our ability to execute our acquisition strategy;
●	Availability of financing to execute our acquisition strategy;
●	Our ability to renew or replace the current lease of our warehouse in Georgia;
●	Control of the Company by our Co-Chief Executive Officers and principal stockholders;
●	Failure to retain our senior management and other key personnel particularly, Zhou Min Ni and Chan Sin Wong;
●	Our ability to attract, train and retain employees;
●	Changes in and enforcement of immigration laws;
●	Failure to comply with various federal, state and local rules and regulations regarding food safety, sanitation, transportation, minimum wage, overtime and other health and safety laws;
●

Product recalls, voluntary recalls or withdrawals if any of the products we distribute are alleged to have caused illness, been mislabeled, misbranded or adulterated or to otherwise have violated applicable government regulations;

●	Failure to protect our intellectual property rights;
●	Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
●	The development of an active trading market for our common stock;
●	Failure to acquire other distributors or wholesalers and enlarge our customer base could negatively impact our results of operations and financial condition;
●	Scarcity of and competition for acquisition opportunities;
●	Our ability to obtain acquisition financing;
●	The impact of non-cash charges relating to the amortization of intangible assets related to material acquisitions;
●	Our ability to identify acquisition candidates;
●	Increases in debt in order to successfully implement our acquisition strategy;
●	Difficulties in integrating operations, personnel, and assets of acquired businesses that may disrupt our business, dilute stockholder value, and adversely affect our operating results; and
●	other factors discussed in “Item 1A. Risk Factors.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Group Holding Corporation, a North Carolina corporation (“HF Holding”), the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Merger”) and a wholly-owned subsidiary of Atlantic (the “Acquisition”). Additionally, upon the closing of the transactions contemplated by the Merger Agreement (the “Closing”)(i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (collectively, these transactions are referred to as the “Transactions”).

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

In furtherance of our strategic plan, on June 21, 2019 we entered into, and on November 4, 2019 we closed, a merger agreement to acquire B&R Global Holdings, Inc. (“B&R”), a California based distributer and wholesaler serving Asian restaurants in the Western United States. We issued 30,700,000 shares of common stock to the historic stockholders of B&R, which is now a wholly-owned subsidiary of the Company. As a result of this acquisition, we now also operate in eleven states in the Western United States.

Our net revenue for the nine months ended September 30, 2019 was $225.2 million, an increase of $8.0 million, or 3.7%, from $217.2 million for the nine months ended September 30, 2018. Net income attributable to our stockholders for the nine months ended September 30, 2019 was $3.6 million and for the nine months ended September 30, 2018 was $4.0 million. Adjusted EBITDA for the nine months ended September 30, 2019 was $9.9 million, a decrease of $0.5 million, or 5.4%, from $10.4 million for the nine months ended September 30, 2018. For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc. — Adjusted EBITDA” below.

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

Net Revenue

Net revenue is equal to gross sales minus sales returns, sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales, and certain other adjustments. Net sales are driven by changes in number of customers and product inflation that is reflected in the pricing of our products and mix of products sold.

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

Distribution, General and Administrative Expenses

Distribution, general and administrative expenses consist primarily of salaries and benefits for employees and contract labors, trucking and fuel expenses, utilities, maintenance and repairs expenses, insurance expense, depreciation and amortization expenses, selling and marketing expenses, professional fees, and other operating expenses.

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

Results of Operations for the three months ended September 30, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended September 30,		Changes
	2019	2018	Amount	%
Net revenue	$75,698,877	$70,363,798	$5,335,079	7.6%
Cost of revenue	63,506,729	57,801,111	5,705,618	9.9%
Gross profit	12,192,148	12,562,687	(370,539)	(2.9)%
Distribution, selling and administrative expenses	9,969,785	10,385,563	(415,778)	(4.0)%
Income from operations	2,222,363	2,177,124	45,239	2.1%
Interest income	113,930	333,072	(219,142)	(65.8)%
Interest expenses and bank charges	(482,099)	(270,049)	(212,050)	78.5%
Other income, net	281,619	370,678	(89,059)	(24.0)%
Income before income tax provision	2,135,813	2,610,825	(475,012)	(18.2)%
Provision for income taxes	607,142	840,147	(233,005)	(27.7)%
Net income	1,528,671	1,770,678	(242,007)	(13.7)%
Less: net income attributable to noncontrolling interest	181,106	103,600	77,506	(74.8)%
Net income attributable to HF Foods Group Inc.	$1,347,565	$1,667,078	$(319,513)	(19.2)%

Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and sales as wholesale to smaller distributors.

The following table sets forth the breakdown of net revenue:

	For the three months ended September 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$70,218,330	92.8%	$65,755,745	93.5%	$4,462,585	6.8%
Wholesale	5,480,547	7.2%	4,608,053	6.5%	872,494	18.9%
Total	$75,698,877	100.0%	$70,363,798	100.0%	$5,335,079	7.6%

Net revenue increased by $5.3 million, or 7.6%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This was attributable primarily to a $4.5 million increase in sales to independent restaurants, resulting primarily from slightly increased commodity prices in the three months ended September 30, 2019 compared with the three months ended September 30, 2018.

We conduct wholesale operations as a supplemental business to our foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchase can improve overall bargaining power with manufacturers by increasing total order quantity. Net revenue from wholesale for the three months ended September 30, 2019 increased 18.9% as compared to the three months ended September 30, 2018, due primarily to the increase in sales to three wholesale customers and sales to two new customers.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the three months ended September 30,		Changes
	2019	2018	Amount	%
Sales to independent restaurants
Net revenue	$70,218,330	$65,755,745	$4,462,585	6.8%
Cost of revenue	58,286,433	53,488,702	4,797,731	9.0%
Gross profit	$11,931,897	$12,267,043	$(335,146)	(2.7)%
Gross Margin	17.0%	18.7%	(1.7)%

Wholesale
Net revenue	$5,480,547	$4,608,053	$872,494	18.9%
Cost of revenue	5,220,296	4,312,409	907,887	21.1%
Gross profit	$260,251	$295,644	$(35,393)	(12.0)%
Gross Margin	4.7%	6.4%	(1.7)%

Total sales
Net revenue	$75,698,877	$70,363,798	$5,335,079	7.6%
Cost of revenue	63,506,729	57,801,111	5,705,618	9.9%
Gross profit	$12,192,148	$12,562,687	$(370,539)	(2.9)%
Gross Margin	16.1%	17.9%	(1.8)%

Cost of revenue was $63.5 million for the three months ended September 30, 2019, an increase of $5.7 million or 9.9%, from $57.8 million for the three months ended September 30, 2018. The increase was attributable primarily to the $4.8 million increase in cost of revenue for the sales to independent restaurants, from $53.5 million in the three months ended September 30, 2018 to $58.3 million in the three months ended September 30, 2019. The increase was attributable primarily to the increase in net sales.

Gross profit was $12.2 million for the three months ended September 30, 2019, a decrease of $0.4 million, or 2.9%, from $12.6 million for the three months ended September 30, 2018. The decrease was attributable primarily to a $0.4 million decrease in gross profit derived from sales to independent restaurants from $12.3 million in the three months ended September 30, 2018 to $11.9 million in the three months ended September 30, 2019. Gross margin decreased from 17.9% for the three months ended September 30, 2018 to 16.1% for the three months ended September 30, 2019. The decrease was mainly due to the increase in price of frozen meat.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $10.0 million and $10.4 million for the three months ended September 30, 2019 and the three months ended September 30, 2018, respectively, representing a 4% decrease. The decrease is within the normal fluctuation of business operations.

Interest Expense and Bank Charges

Interest expense and bank charges are primarily generated from lines of credit, capital leases, and long-term debt. Interest expenses and bank charges were $0.5 million for the three months ended September 30, 2019, an increase of $0.2 million or 78.5%, compared with $0.3 million for the three months ended September 30, 2018. The increase was due primarily to an increase in the average balance of our lines of credit.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.3 million, for the three months ended September 30, 2019 a decrease of $0.1 million or 24.0%, compared with $0.4 million for the three months ended September 30, 2018.

Income taxes Provision

Provision for income taxes decreased by $233,005 or 27.7%, from $840,147 for the three months ended September 30, 2018 to $607,142 for the three months ended September 30, 2019, as a result of the decrease in income before income tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest was derived from one minority owned subsidiary and increased by $0.1 million, or 74.8% from $0.1 million for the three months ended September 30, 2018 to income of $0.2 million for the three months ended September 30, 2019 as a result of the increase of net income of this subsidiary.

Net Income Attributable to Our Stockholders

Net income attributable to our stockholders was $1.7 million and $1.3 million for the three months ended September 30, 2018 and for the three months ended September 30, 2019.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA and reconciliation to Net Income, the closest U.S. GAAP measure:

	For the three months ended September 30,		Change
	2019	2018	Amount	%
Net income	$1,528,671	$1,770,678	$(242,007)	(13.7)%
Interest expenses	482,099	270,049	211,050	78.5%
Income tax provision	607,142	840,147	(233,005)	(27.7)%
Depreciation & Amortization	738,904	533,992	204,912	38.4%
Non-recurring expenses*	(625,000)	300,000	(925,000)	(308.3)%
Adjusted EBITDA	$2,731,816	$3,714,866	$(983,050)	(26.5)%
Percentage of revenue	3.6%	5.3%	(1.7)%

* For the three months ended September 30, 2018, represents labor dispute expenses accrued in connection with United States Department of Labor investigation of our subsidiary Kirnland Food Distribution, Inc. For the three months ended September 30, 2019, represents a non-recurring expense adjustment previously accrued for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business.

Adjusted EBITDA was $2.7 million for the three months ended September 30, 2019, a decrease of $1.0 million, or 26.5%, compared to $3.7 million for the three months ended September 30, 2018, resulting mainly from the decrease of net income of $0.2 million, income tax of $0.2 million, and non-recurring expenses of $0.9 million which was offset by increases in interest expenses and depreciation and amortization. As a percentage of revenue, adjusted EBITDA was 3.6% and 5.3% for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the nine months ended September 30, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the nine months ended September 30,		Changes
	2019	2018	Amount	%
Net revenue	$225,218,105	$217,232,084	$7,986,021	3.7%
Cost of revenue	187,806,948	180,441,598	7,365,350	4.1%
Gross profit	37,411,157	36,790,486	620,671	1.7%
Distribution, selling and administrative expenses	31,428,998	31,725,945	(296,947)	(0.9)%
Income from operations	5,982,159	5,064,541	917,618	18.1%
Interest income	418,397	346,822	71,575	20.6%
Interest expenses and bank charges	(1,207,217)	(1,024,762)	(182,455)	17.8%
Other income	905,149	918,010	(12,861)	(1.4)%
Income before income tax provision	6,098,488	5,304,611	793,877	15.0%
Provision for income taxes	1,715,532	1,542,207	173,325	11.2%
Net income	4,382,956	3,762,404	620,552	16.5%
Less: net income(loss) attributable to	339,683	(277,855)	617,538	222.3%
Net income attributable to HF Foods Group Inc.	$4,043,273	$4,040,259	$3,014	0.1%

Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and sales as wholesale to smaller distributors. The following table sets forth the breakdown of net revenue:

	For the nine months ended September 30,
	2019		2018		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$210,802,187	93.6%	$203,272,084	93.6%	$7,530,103	3.7%
Wholesale	14,415,918	6.4%	13,960,000	6.4%	455,918	3.3%
Total	$225,218,105	100.0%	$217,232,084	100.0%	$7,986,021	3.7%

Net revenue increased by $8.0 million, or 3.7%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This was attributable primarily to a $7.5 million increase in sales to independent restaurants resulting primarily from slightly increased commodity prices in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

Net revenue from wholesale for the nine months ended September 30, 2019 increased 3.3% compared to the nine months ended September 30, 2018, due primarily to the increase in sales to three wholesale customers and sales to two new customers.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the nine months ended September 30,		Changes
	2019	2018	Amount	%
Sales to independent restaurants
Net revenue	$210,802,187	$203,272,084	$7,530,103	3.7%
Cost of revenue	173,986,745	167,388,910	6,597,835	3.9%
Gross profit	$36,815,442	$35,883,174	$932,268	2.6%
Gross Margin	17.5%	17.7%	(0.2)%

Wholesale
Net revenue	$14,415,918	$13,960,000	$455,918	3.3%
Cost of revenue	13,820,203	13,052,688	767,515	5.9%
Gross profit	$595,715	$907,312	$(311,597)	(34.3)%
Gross Margin	4.1%	6.5%	(2.4)%

Total sales
Net revenue	$225,218,105	$217,232,084	$7,986,021	3.7%
Cost of revenue	187,806,948	180,441,598	7,365,350	4.1%
Gross profit	$37,411,157	$36,790,486	$620,671	1.7%
Gross Margin	16.6%	16.9%	(0.3)%

Cost of revenue was $187.8 million for the nine months ended September 30, 2019, an increase of $7.4 million, or 4.1%, from $180.4 million for the nine months ended September 30, 2018. The increase was attributable primarily to the increase of $6.6 million in cost of revenue for the sales to independent restaurants, from $167.4 million in the nine months ended September 30, 2018 to $174.0 million for the nine months ended September 30, 2019. The increase was attributable primarily to the increase in net sales.

Gross profit was $37.4 million for the nine months ended September 30, 2019, an increase of $0.6 million, or 1.7%, from $36.8 million for the nine months ended September 30, 2018. The increase was attributable primarily to the $1.0 increase in gross profit derived from sales to independent restaurants from $35.8 million in the nine months ended September 30, 2018 to $36.8 million in the nine months ended September 30, 2019. Gross margin decreased from 16.9% for the nine months ended September 30, 2018 to 16.6% for the nine months ended September 30, 2019, representing a 0.3% decrease due primarily to the 0.2% decrease in gross margin from sales to independent restaurants.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $31.4 million for the nine months ended September 30, 2019, a decrease of $0.3 million, or 0.9%, from $31.7 million for the nine months ended September 30, 2018. The increase is within the normal fluctuation of business operations.

Interest Expense and Bank Charges

Interest expense and bank charges are primarily generated from lines of credit, capital leases and long-term debt. Interest expenses and bank charges were $1.2 million for the nine months ended September 30, 2019, an increase of $0.2 million, or 17.8%, compared with $1.0 million for the nine months ended September 30, 2018, which was due primarily to an increase in the average balance of our lines of credit.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.9 million for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018.

Income taxes Provision

Provision for income taxes increased by $0.2 million, or 11.2%, from $1.5 million for the nine months ended September 30, 2018 to $1.7 million for the nine months ended September 30, 2019, as a result of the increase in income before income tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest is derived from one minority owned subsidiary and increased by $617,538 or 222.3% from a loss of $277,855 for the nine months ended September 30, 2018 to $339,683 of income for the nine months ended September 30, 2019, as a result of the increase of net income of this subsidiary.

Net Income Attributable to Our Stockholders

Net income attributable to our stockholders was $4.0 million for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA:

	For the nine months ended September 30,		Change
	2019	2018	Amount	%
Net income	$4,382,956	$3,762,404	$620,552	16.5%
Interest expenses	1,207,217	1,024,762	182,455	17.8%
Income tax provision	1,715,532	1,542,207	173,325	11.2%
Depreciation & Amortization	2,173,723	1,585,067	588,656	37.1%
Non-recurring expenses*	375,000	2,500,000	(2,125,000)	(85.0)%
Adjusted EBITDA	$9,854,428	$10,414,440	$(560,012)	(5.4)%
Percentage of revenue	4.4%	4.8%	(0.4)%

* For the nine months ended September 30, 2018, represents labor dispute expenses accrued in connection with United States Department of Labor investigation of our subsidiary Kirnland Food Distribution, Inc. For the nine months ended September 30, 2019, represents a non-recurring expense accrued for potential loss contingency relating to negligence claim(s) for damages arising in the ordinary course of business.

Adjusted EBITDA was $9.8 million for the nine months ended September 30, 2019, a decrease of $0.6 million, or 5.4%, compared to $10.4 million for the nine months ended September 30, 2018 resulting mainly from the decrease of non-recurring expenses of $2.1 million offset by increases in interest expenses of $0.2 million, net income of $0.6 million and depreciation and amortization of $0.6 million. As a percentage of revenue, adjusted EBITDA was 4.4% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively.

 Liquidity and Capital Resources

As of September 30, 2019, we had cash of approximately $6.8 million. We have funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

On April 18, 2019, we and our operating subsidiaries Han Feng, New Southern Food Distributers and Kirnland entered into a credit agreement with East West Bank, which replaced our prior credit agreement with East West Bank. The credit agreement provides a $25,000,000 revolving credit facility which is due August 18, 2021, accrues interest based on the prime rate less 0.375% or 2.20% above LIBOR, but in no event less than 4.214% per annum, and is secured by virtually all assets of the Company and our domestic subsidiaries. The outstanding balance on this line of credit at September 30, 2019 was $11.9 million. The credit agreement contains certain financial covenants which, among other things, require us to maintain certain financial ratios. As of the date of this report, we were in compliance with the covenants under the credit agreement. On November 4, 2019, the East West Bank revolving credit facility loan was paid off from borrowings under the Amended and Restated Credit Agreement entered into connection with the merger with B&R, as described below.

On November 4, 2019, we entered into an Amended and Restated Credit Agreement with JP Morgan. The Amended and Restated Credit Agreement provides for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and (b) mortgage-secured term loans of $55.4 million. The Amended and Restated Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain a Fixed Charge Coverage Ratio of 1.10 to 1.00, determined as of the end of each fiscal quarter for the four fiscal quarter period then ended.

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of September 30, 2019. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. Execution of our acquisition strategy may, depending on the structure, require additional cash resources. The business combination with B&R Global Holdings involved the issuance of the Company’s shares and except for transaction costs, did not negatively impact cash or working capital.

However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, such as the demand for our products, economic conditions, the competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.

The following table sets forth cash flow data for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$442,624	$8,484,258
Net cash used in investing activities	(4,798,693)	(4,995,690)
Net cash provided by (used in) financing activities	5,670,080	(1,781,661)
Net increase in cash and cash equivalents	$1,314,011	$1,704,907

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $0.4 million for the nine months ended September 30, 2019, a decrease of $8.1 million, or 94.8%, compared to net cash provided by operating activities of $8.5 million for the nine months ended September 30, 2018. The decrease was a result of a decrease of $9.2 million from changes in working capital items mainly resulting from changes in accounts receivable, inventory, advances to suppliers, accrued expenses and other long- term assets which were offset by an increase of $1.2 million in depreciation and amortization expense and net income. The increase in inventory was related to the purchase of frozen seafood, frozen flank steak, and frozen poultry due to price advantage.

Investing Activities

Net cash used in investing activities was approximately $4.8 for the nine months ended September 30, 2019, a decrease of $0.2 million, or 3.9%, compared to $5.0 million net cash provided by investing activities for the nine months ended September 30, 2018. The decrease resulted from an increase of $3.2 million to purchase property and equipment and a decrease of $1.4 million cash received in connection of reverse acquisition with Atlantic Acquisition. which was offset by a decrease of $4.2 million in payments made for notes receivable.

Financing Activities

Net cash provided by financing activities was approximately $5.7 million for the nine months ended September 30, 2019, an increase of $7.5 million, or 418.2%, compared with net cash used in financing activities of $1.8 million for the nine months ended September 30, 2018. The increase resulted from an increase of $14.1 million of proceeds from lines of credit and long-term debt, a decrease of $1.4 million of repayments of long-term debt, and a decrease of $1.0 million in cash distributions paid to shareholders. These amounts were offset by an increase of $9.0 million of repayment of lines of credit and capital leases.

Commitments and Contractual Obligations

The following table presents the company’s material contractual obligations as of September 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$11,864,481	$-	$11,864,481	$-	$-
Long-term debt	17,060,433	1,650,898	4,154,482	1,351,080	9,903,973
Capital lease obligations	1,704,340	373,715	706,121	584,126	40,378
Operating lease obligations	79,922	42,238	37,684	-	-
Total	$30,709,176	$2,066,851	$16,762,768	$1,935,206	$9,944,351

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

Critical Accounting Policies and Estimates

Except for the following, there have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2019.

Recent accounting pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The guidance of Part I is to clarify accounting for certain financial instruments with down round feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features. The amendments also re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. We are currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements and does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments eliminate the stranded tax effects resulting from the United States Tax Cuts and Jobs Act (the “Act”) and will improve the usefulness of information reported to financial statement users. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This update became effective for the Company on July 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2018, our disclosure controls and procedures were not effective as of September 30, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was ineffective due to material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to the deficiency in the ability of our in-house accounting professionals to generate financial statements in the form required by applicable SEC requirements. Control deficiencies are related to the lack of proper documentation to evidence the review of customer orders and purchase orders, and lack of proper documentation to evidence customers’ acknowledgement of transaction amounts and account balances. In order to address and resolve the foregoing material weakness, during the three months ended March 31, 2019, we made the following changes to our internal control over financial reporting: we hired additional financial personnel, including an Assistant Controller, who is experienced in the preparation of financial statements in compliance with applicable SEC requirements. During the three months ended September 30, 2019, we did not make any additional change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The measures we have implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

The following table sets forth the Company’s stock repurchase activity in the third quarter of 2019.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	—	—	—	—
August 1, 2019 through August 31, 2019	—	—	—	—
September 1, 2019 through September 30, 2019	905,115	$13.30	—	—
Total	905,115	$13.30

On September 30, 2019, the Company sold to Mr. Ni four unsecured loans, with an aggregate balance of principal and accrued interest of $12,038,029.51, extended by us to companies in which Mr. Ni or his immediate family members had or have an ownership or other pecuniary interest (the “Loans”). The Loans were sold to Mr. Ni for $12,038,029.51 which was paid by the transfer to us of 905,115 shares of common stock owned by Mr. Ni. An additional 298,688 shares of common stock owned by Mr. Ni have been placed in escrow for a period of one year. These shares will be delivered to the Company in part or in full, if the volume weighted average closing price of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the escrow period is less than $13.30.

Unregistered Sales of Equity Securities

Between July 2 and July 30, 2019, the Company issued 182,725 shares of common stock upon the cashless exercise of a Unit Purchase Option Agreement issued to one of the underwriters in the Company’s initial public offering. The foregoing securities were issued to one accredited investor in private placement transactions pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Merger Agreement dated June 21, 2019, by and among HF Foods Group Inc., B&R Merger Sub Inc., B&R Global Holdings, Inc., the stockholders of B&R Global Holdings, Inc. and Xiao Mou Zhang (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2019)

3.1.

Second Amended and Restated Certificate of Incorporation of HF Foods Group Inc. (incorporated by reference to Exhibit 3.1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2019)

10.1

Loan Purchase and Sale Agreement dated September 30, 2019, by and between HF Group Holding Corp., Han Feng, Inc., and Zhou Min Ni (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2019)

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

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF FOODS GROUP INC.

By: /s/ Zhou Min Ni
Zhou Min Ni Chief Executive Officer (Principal executive officer)

By: /s/ Caixuan Xu
Caixuan Xu Vice President of Finance (Chief accounting officer)

Date: November 14, 2019

38