Form 10-Q
period 2020-03-31
HF Foods Group Inc.
filed 2020-05-18
CIK 1680873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number: 001-38180

HF FOODS GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-2717873 (I.R.S. Employer Identification No.)

19319 Arenth Avenue, City of Industry, CA 91748
(Address of principal executive offices) (Zip Code)

(626) 338-1090

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

As of May 15, 2020, the registrant had 52,145,096 shares of common stock issued and outstanding.

HF Foods group inc.
form 10-q for the quarter ended SEPTEMBER 30, 2019

i

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

HF FOODS GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	March 31	December 31
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$12,690,265	$14,538,286
Accounts receivable, net	26,210,460	50,027,134
Accounts receivable - related parties, net	5,987,632	4,202,870
Inventories, net	75,704,474	77,531,854
Advances to suppliers - related parties, net	864,816	745,135
Other current assets	3,872,326	4,374,338
TOTAL CURRENT ASSETS	125,329,973	151,419,617

Property and equipment, net	139,941,393	37,538,147
Security deposits-related parties	-	591,380
Operating lease right-of-use assets	883,552	17,155,584
Long-term investments	2,331,337	2,296,276
Intangible assets, net	183,965,375	186,687,950
Goodwill	68,511,941	406,703,348
Deferred tax assets	69,236	78,993
Other long-term assets	379,599	372,499
TOTAL ASSETS	$521,412,406	$802,843,794

CURRENT LIABILITIES:
Bank overdraft	$13,474,772	$14,952,510
Lines of credit	43,101,338	41,268,554
Accounts payable	32,456,258	39,689,911
Accounts payable - related parties	3,738,202	4,521,356
Advances from customers - related parties	213,354	-
Current portion of long-term debt, net	6,941,738	2,726,981
Current portion of obligations under finance leases	288,101	280,243
Current portion of obligations under operating leases	333,180	4,322,503
Accrued expenses and other liabilities	2,960,084	2,683,696
TOTAL CURRENT LIABILITIES	103,507,027	110,445,754

Long-term debt, net	90,151,208	18,535,016
Promissory note payable - related party	7,000,000	-
Obligations under finance leases, non-current	979,782	1,053,166
Obligations under operating leases, non-current	550,372	12,833,081
Deferred tax liabilities	51,378,817	52,320,045
TOTAL LIABILITIES	253,567,206	195,187,062

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized , no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,050,211 shares issued, and 52,145,096 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	5,305	5,305
Treasury Stock, at cost, 905,115 shares as of March 31, 2020 and December 31, 2019, respectively	(12,038,030)	(12,038,030)
Additional paid-in capital	599,617,009	599,617,009
Retained earnings (accumulated deficit)	(324,060,281)	15,823,661

Total shareholders’ equity attributable to HF Foods Group, Inc.	263,524,003	603,407,945
Noncontrolling interest	4,321,197	4,248,787
TOTAL SHAREHOLDERS’ EQUITY	267,845,200	607,656,732
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,412,406	$802,843,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months Ended Mar 31,
	2020	2019

Net revenue - third parties	170,640,014	$70,303,911
Net revenue - related parties	5,163,322	4,497,111
TOTAL NET REVENUE	175,803,336	74,801,022

Cost of revenue - third parties	141,904,237	57,725,355
Cost of revenue - related parties	4,924,054	4,368,811
TOTAL COST OF REVENUE	146,828,291	62,094,166

GROSS PROFIT	28,975,045	12,706,856

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	29,406,593	10,365,172

INCOME (LOSS) FROM OPERATIONS	(431,548)	2,341,684

Other Income (Expenses)
Interest income	131	151,949
Interest expense and bank charges	(1,951,569)	(336,958)
Goodwill impairment loss	(338,191,407)	-
Other income	405,650	284,535
Total Other Income (Expenses), net	(339,737,195)	99,526

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(340,168,743)	2,441,210

PROVISION (BENEFIT) FOR INCOME TAXES	(482,211)	647,639

NET INCOME (LOSS)	(339,686,532)	1,793,571

Less: net income attributable to noncontrolling interest	197,410	120,758

NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(339,883,942)	$1,672,813

Earnings (loss) per common share - basic and diluted	(6.52)	$0.08

Weighted average shares - basic and diluted	52,145,096	22,167,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three month Ended Mar 31, 2020 and 2019
(UNAUDITED)

	Common Stock			Additional	Retained Earnings	Total Shareholders’ Equity Attributable		Total
	Number of		Treasury	Paid-in	(Accumulated	to HF	Noncontrolling	Shareholders’
	Shares	Amount	Stock	Capital	Deficit)	Group Inc.	Interest	Equity
Balance at December 31, 2019	52,145,096	$5,305	$(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	-	-	-	-	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	-	-	-	-	-	-	(125,000)	(125,000)
Balance at March 31, 2020	52,145,096	5,305	(12,038,030)	599,617,009	(324,060,281)	263,524,003	4,321,197	267,845,200

Balance at December 31, 2018	22,167,486	2,217	-	22,920,603	10,433,984	33,356,804	1,104,678	34,461,482
Net income	-	-	-	-	1,672,813	1,672,813	120,759	1,793,572
Balance at March 31, 2019	22,167,486	$2,217	$-	$22,920,603	$12,106,797	$35,029,617	$1,225,437	$36,255,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months Ended Mar 31,
	2020	2019
Cash flows from operating activities:
Net Income (loss)	$(339,686,532)	$1,793,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,526,277	872,148
Goodwill impairment loss	338,191,407	-
Gain from disposal of equipment	(20,349)	(39,609)
Allowance for doubtful accounts	154,365	(103,051)
Allowance for inventories	46,687	-
Deferred tax expenses (benefit)	(931,471)	115,769
Income from equity method investment	(35,061)	-
Changes in operating assets and liabilities:
Accounts receivable, net	23,477,270	(867,080)
Accounts receivable - related parties, net	(1,784,762)	147,090
Inventories	1,780,693	(1,501,368)
Advances to suppliers - related parties, net	(119,681)	364,892
Other current assets	540,443	331,891
Security deposit - related parties	58,880	-
Other long-term assets	(15,900)	44,366
Accounts payable	(7,319,101)	2,266,388
Accounts payable - related parties	(783,154)	(1,099,978)
Advance from customers - related parties	213,354	(46,543)
Operating lease liability	(102,088)	(164,752)
Income tax payable	-	296,773
Accrued expenses	436,529	110,871
Net cash provided by operating activities	18,627,806	2,521,378

Cash flows from investing activities:
Purchase of property and equipment	(160,252)	(1,344,555)
Proceeds from disposal of equipment	90,879	176,800
Payment made for notes receivable	-	(108,750)
Proceeds from long-term notes receivable to related parties	-	13,750
Payment made for long-term notes receivable to related parties	-	(117,732)
Payment made for acquisition of B&R Realty	(94,004,068)	-
Net cash used in investing activities	(94,073,441)	(1,380,487)

Cash flows from financing activities:
Repayment of bank overdraft	(1,477,738)	-
Proceeds from lines of credit	174,101,782	1,500,000
Repayment of lines of credit	(172,301,798)	(2,600,000)
Proceeds from long-term debt	75,600,000	2,144,555
Repayment of long-term debt	(1,346,136)	(594,985)
Repayment of long-term debt - related parties	(730,998)	-
Repayment of obligations under finance leases	(122,498)	(182,511)
Cash distribution to shareholders	(125,000)	-
Net cash provided by financing activities	73,597,614	267,059

Net increase (decrease) in cash	(1,848,021)	1,407,950
Cash at beginning of the period	14,538,286	5,489,404
Cash at end of the period	$12,690,265	$6,897,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Organization and General

HF Foods Group Inc. (“HF Group”, or the “Company”) markets and distributes fresh produces, frozen and dry food, and non- food products to primarily Asian restaurants and other foodservice customers throughout the Southeast, Pacific and Mountain West regions in the United States.

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

●	Han Feng, Inc. (“Han Feng”)

●	Truse Trucking, Inc. (“TT”)

●	Morning First Delivery, Inc. (“MFD”)

●	R&N Holdings, LLC (“R&N Holdings”)

●	R&N Lexington, LLC (“R&N Lexington”)

●	Kirnsway Manufacturing, Inc. (“Kirnsway”)

●	Chinesetg, Inc. (“Chinesetg”)

●	New Southern Food Distributors, Inc. (“NSF”)

●	B&B Trucking Services, Inc. (“BB”)

●	Kirnland Food Distribution, Inc. (“Kirnland”)

●	HG Realty LLC (“HG Realty”)

In accordance with Financial Accounting Standards Board’s (“FASB) Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Agreement has been accounted for as a transaction among entities under common control since the same shareholders controlled all these 11 entities prior to the execution of the Agreement. The consolidated financial statements of the Company have been prepared to report results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period presented, in this case January 1, 2018. Results of operations for the period presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period. By eliminating the effects of intra-entity transactions in determining the results of operations for the period before the combination, those results were on substantially the same basis as the results of operations for the period after the date of combination. The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented are eliminated to the extent possible. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

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

On July 10, 2019, the Company, through its subsidiary Han Feng, Inc., formed a new real estate holding company, R & N Charlotte, LLC (“R&N Charlotte”). R&N Charlotte owns  a 4.66 acre tract of land with appurtenant 115,570 square foot office/warehouse/industrial facility located in Charlotte, North Carolina.

The following table summarizes the entities under HF Foods Group Inc. after the above-mentioned reorganization:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by HF Group	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina	100%	Holding company

Subsidiaries:
Han Feng	January 14, 1997	North Carolina	100%	Food service distributor
TT	August 6, 2002	North Carolina	100%	Logistic service provider
MFD	April15, 1999	North Carolina	100%	Logistic service provider
R&N Holdings	November 21, 2002	North Carolina	100%	Real estate holding company
R&N Lexington	May 27, 2010	North Carolina	100%	Real estate holding company
R&N Charlotte	July 10, 2019	North Carolina	100%	Real estate holding company
Kirnsway	May 24, 2006	North Carolina	100%	Design and printing services provider
Chinesetg	July 12, 2011	North Carolina	100%	Design and printing services provider
NSF	December 17, 2008	Florida	100%	Food service distributor
BB	September 12, 2001	Florida	100%	Logistic service provider
Kirnland	April 11, 2006	Georgia	66.7%	Food service distributor
HG Realty	May 11, 2012	Georgia	100%	Real estate holding company

Reverse Acquisition of HF Holding

Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Atlantic Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub Inc., a Delaware subsidiary formed by Atlantic, HF Holding, the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Atlantic Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Atlantic Merger”) and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). Additionally, upon the closing of the transactions contemplated by the Atlantic Merger Agreement (the “Atlantic Closing”), (i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (Collectively, these transactions are referred to as the “Atlantic Transactions”).

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

Business Combination with B&R Global

Effective November 4, 2019, HF Group consummated the transactions contemplated by a merger agreement (the “B&R Merger Agreement”), dated as of June 21, 2019, by and among the Company, B&R Merger Sub Inc., a Delaware corporation (“Merger Sub”), B&R Global, the stockholders of B&R Global (the ”B&R Global Stockholders”), and Xiao Mou Zhang, as representative of the stockholders (the “Business Combination”). Upon the closing of the transactions contemplated by the B&R Merger Agreement (the “Closing”), Merger Sub merged with and into B&R Global, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. Pursuant to the B&R Merger Agreement, the aggregate fair value of the consideration paid by HF Group in the business combination was $576,699,494, based on the closing share price of the Company’s common stock at the date of Closing.

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

The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company
Subsidiaries:
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Food service distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Food service distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Food service distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Food service distributor
R & C Trading L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Food service distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Food service distributor
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Food service distributor
Min Food, Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Food service distributor
B&R Group Logistics Holding, LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Food service distributor
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Food service distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Food service distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
American Fortune Foods Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Lin’s Distribution, Inc., Inc. (“LIN”)	February2, 2010	Utah, USA	100%	Logistic service provider
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
Yi Z Service LLC (“YZ”)	October2, 2017	California, USA	100%	Logistic service provider
Golden Well Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Kami Trading Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Royal Service Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
MF Food Services Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider

*At the acquisition date and as of March 31, 2020, B&R Global consolidates FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.

Acquisition of Real Estate Companies

On January 17, 2020, the Company completed the transactions contemplated by that certain membership interest purchase agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, B&R Group Realty Holding, LLC ("B&R Group Realty"), and nine subsidiary limited liability companies wholly owned by B&R Group Realty (the “B&R Realty Subsidiaries”) (the “Realty Acquisition”). Pursuant to the Purchase Agreement, B&R Global acquired all equity membership interests in the B&R Realty Subsidiaries, which own warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana for purchase consideration of $101,269,706. Consideration for the Acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (Note 10), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to B&R Group Realty, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility.

The following table summarizes B&R Global’s additional wholly owned subsidiaries as a result of Realty Acquisition:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
A & Kie, LLC	March 26, 2020	Arizona	100%	Real estate holding company
B & R Realty, LLC	August 28, 2013	California	100%	Real estate holding company
Big Sea Realty, LLC	April 3, 2013	Washington	100%	Real estate holding company
Fortune Liberty, LLC	November 22, 2006	Utah	100%	Real estate holding company
Genstar Realty, LLC	February 27, 2012	California	100%	Real estate holding company
Hardin St Properties, LLC	December 5, 2012	Montana	100%	Real estate holding company
Lenfa Food, LLC	February 14, 2002	Colorado	100%	Real estate holding company
Lucky Realty, LLC	September 3, 2003	California	100%	Real estate holding company
Murray Properties, LLC	February 27, 2013	Utah	100%	Real estate holding company

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the financial statements of HF Group, its subsidiaries and the VIE. The VIE has been accounted for at historical cost and prepared on the basis as if common control had been established as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements. All inter-company balances and transactions have been eliminated upon consolidation.

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

As of March 31, 2020 and December 31, 2019, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIEs’ activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.

The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE is included in the Company’s consolidated balance sheets, statements of income and statements of cash flows are as follows:

	March 31, 2020	December 31, 2019
Current assets	$211,641	$158,184
Non-current assets	262,009	301,803
Total assets	$473,650	$459,987
Current liabilities	$765,080	$805,666
Non-current liabilities	58,792	69,321
Total liabilities	$823,872	$874,987

	For the three months ended March 31
	2020	2019
Net revenue	$666,428	$-
Net income	$64,778	$-

	For the three months ended March 31
	2020	2019
Net cash provided by operating activities	$314,224	$-
Net cash used in financing activities	(222,137)	-
Net increase in cash and cash equivalents	$92,087	$-

Noncontrolling Interests

U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.

As of March 31, 2020 and December 31, 2019, noncontrolling interest consisted of the following:

Name of Entity	Percentage of noncontrolling interest	Ownership	March 31, 2020	December 31, 2019
Kirnland		33.30%	$1,333,963	$1,292,623
OW		32.50%	1,581,654	1,600,058
MS		35.00%	487,005	459,126
MIN		39.75%	918,575	896,980
Total			$4,321,197	$4,248,787

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, long-term investments, goodwill, the purchase price allocation and fair value of noncontrolling interests with respect to business combinations, realization of deferred tax assets, and uncertain income tax positions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of March 31, 2020 and December 31, 2019, the allowances for doubtful accounts were $819,807 and $623,970, respectively.

Inventories

The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of March 31, 2020, and December 31, 2019, the valuation allowance was $316,368 and $16,928, respectively.

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

Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property, plant and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the unaudited condensed consolidated statements of operations in other income or expenses.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC Topic 805 (“ASC 805”)- Business Combinations. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

The Company estimates the fair value of assets acquired and liabilities assumed in a business combination. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the Company’s consolidated statements of operations. The results of operations of the businesses that the Company acquired are included in the Company’s consolidated financial statements from the date of acquisition.

Goodwill

The Company opted to early adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired.

The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350 (“ASC 350”), Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Long-term Investments

The Company’s investments in unconsolidated entities consist of equity investment and investment without readily determinable fair value.

The Company follows ASC Topic 321 (“ASC 321”), Investments – Equity Securities, using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company makes a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company has to estimate the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity has to recognize an impairment loss in net income equal to the difference between the carrying value and fair value.

Investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or control are accounted for using the equity method of accounting in accordance with ASC Topic 323 (“ASC 323”), Investments-Equity Method and Joint Ventures. Under the equity method, the Company initially records its investment at cost and the difference between the cost and the fair value of the underlying equity in the net assets of the equity investee is recognized as equity method goodwill, which is included in the equity method investment on the consolidated balance sheets. The equity method goodwill is not subsequently amortized and is not tested for impairment under ASC 350. The Company subsequently adjusts the carrying amount of the investment to recognize the Company’s proportionate share of each equity investee’s net income or loss into earnings after the date of investment. The Company evaluates the equity method investments for impairment under ASC 323. An impairment loss on the equity method investments is recognized in earnings when the decline in value is determined to be other-than-temporary.

The Company did not record any impairment loss on its long-term investments as of March 31, 2020 and December 31, 2019.

Impairment of Long-lived Assets Other Than Goodwill

The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of March 31, 2020 and December 31, 2019.

Revenue Recognition

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

The Company follows ASU 2014-09 Revenue from Contracts with Customers (“ASC Topic 606”). The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The majority of the Company’s contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a specific point in time.

The contract assets and contract liabilities are recorded on the consolidated balance sheets as accounts receivable and advances from customers as of March 31, 2020 and December 31, 2019. For three months ended March 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
North Carolina	$29,717,516	$35,259,767
Florida	19,085,809	23,130,742
Georgia	14,102,255	16,410,513
Arizona	10,011,749	-
California	67,664,956	-
Colorado	8,908,993	-
Utah	14,998,375	-
Washington	11,313,683	-
Total	$175,803,336	$74,801,022

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $2,558,233 and $1,051,120 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at March 31, 2020 and December 31, 2019.

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statements of operations.

The adoption of Topic 842 resulted in the presentation of $21.2 million of operating lease assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. See Note 12 for additional information.

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

Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti- dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended March 31, 2020 and 2019.

Fair Value of Financial Instruments

The Company follows the provisions of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, bank overdraft, income tax payable, advances from customers – related parties, current portion of long-term debt, current portion of obligations under finance and operating leases, and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

Concentrations and Credit Risk

Credit risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentration risk

There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, no supplier accounted for more than 10% of the total cost of revenue. As of March 31, 2020, two suppliers accounted for 56% and 15% of total advance payments outstanding and these two suppliers accounted for 79% and 21% of advance payments to related parties, respectively. As of December 31, 2019, two suppliers accounted for 34% and 15% of total advance payments outstanding and these two suppliers accounted for 70% and 30% of advance payments to related parties, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 16-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date is has been extended to fiscal years beginning after December 31, 2022. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning January 1, 2020. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have any material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to managerial accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Accounts receivable	$27,030,267	$50,651,104
Less: allowance for doubtful accounts	(819,807)	(623,970)
Accounts receivable, net	$26,210,460	$50,027,134

Movement of allowance for doubtful accounts is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$623,970	$658,104
Provision for doubtful accounts	231,274	(99,678)
Less: write off/recovery	(35,437)	(3,373)
Ending balance	$819,807	$555,053

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

NOTE 5 – LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	Ownership as of March 31, 2020	As of March 31, 2020	As of December 31, 2019
Pt. Tamron Akuatik Produk Industri	12%	$1,800,000	$1,800,000
Asahi Food, Inc.	49%	531,337	496,276
Long-term investments		$2,331,337	$2,296,276

The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of March 31, 2020 and December 31, 2019 for these investments.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Land	$50,744,295	$2,010,253
Buildings and improvements	80,690,964	26,903,528
Machinery and equipment	14,431,258	13,412,961
Motor vehicles	24,235,114	23,841,730
Subtotal	170,101,631	66,168,472
Less: accumulated depreciation	(30,160,238)	(28,630,325)
Property and equipment, net	$139,941,393	$37,538,147

The Company acquired $102,331,567 of property and equipment from acquisition of assets from B&R Realty Group on January 17, 2020. See Note 8 for additional information.

Depreciation expense was $1,651,505 and $707,396 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 – BUSINESS COMBINATION WITH B&R GLOBAL

Effective November 4, 2019, HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. HF Group is considered as both the legal and accounting acquirer based on the fact that there was no change of control in connection with this business combination. The aggregate fair value of the consideration paid by HF Group in the business combination is $576,699,494 and is based on the closing share price of the Company’s common stock at the date of Closing.

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using quoted market prices, discounted cash flow, and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, not to exceed one year as permitted under ASC 805.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$7,017,467
Accounts receivable, net	30,934,831
Accounts receivable - related parties, net	3,393,930
Inventories, net	56,451,885
Other current assets	2,332,063
Other current assets - related parties	498,211
Advances to suppliers, net	97,964
Property and equipment, net	11,042,601
Deposit	281,282
Deposit – related parties	591,380
Long-term investments	2,289,389
Right-of-use assets	17,791,681
TANGIBLE ASSETS ACQUIRED	132,722,684

Lines of credit	35,567,911
Accounts payable	24,884,247
Accounts payable - related parties	1,528,139
Bank overdraft	12,082,094
Accrued expenses	778,779
Other payables	185,938
Other payables – related party	733,448
Customer deposits	38,510
Long-term debt	3,284,159
Lease liabilities	17,791,680
Deferred tax liabilities arising from acquired intangible assets	51,413,633
TANGIBLE LIABILITIES ASSUMED	148,288,538
NET TANGIBLE LIABILITIES ASSUMED	(15,565,854)

Identifiable intangible assets	188,503,000
Goodwill	406,703,348
INTANGIBLE ASSETS ACQUIRED	595,206,348

Noncontrolling interests	2,941,000
Total consideration	$579,640,494

The Company recorded acquired intangible assets of $188,503,000. These intangible assets include tradenames of $29,303,000 and customer relationships of $159,200,000. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of B&R Global included in the Company’s consolidated statement of income for the three months ended March 31, 2020 are as follows:

For the three months ended March 31, 2020

Net Revenue	$112,897,756

Net Income	$(340,298,022)

The following table presents the Company’s unaudited pro forma results for the three months ended March 31, 2019, as if the Business Combination had occurred on January 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the three months ended March 31,
	2019
Pro forma Net revenue	$208,955,366
Pro forma Net income	2,924,375	(1)
Pro forma Net income attributable to HF Group	2,678,359	(1)

Pro forma earnings per common share - basic and diluted	$0.05

Pro forma weighted average shares - basic and diluted	52,867,486

(1)	Includes intangibles asset amortization expense of $2,722,575 for the three months ended March 31, 2019.

NOTE 8 – ACQUISITION OF B&R REALTY SUBSIDIARIES

On January 17, 2020, B&R Global acquired all equity membership interests in the B&R Realty subsidiaries, which own warehouse facilities that were being leased by B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in B&R Group Realty. The total purchase price for the acquisition was $101,269,706, which is based on fair market value appraisals of the properties owned by the B&R Realty subsidiaries.

The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings in which the buildings are all used for warehousing and distribution purposes). As such, the acquisition of Selling B&R Global Realty Subsidiaries would be deemed an asset acquisition under ASC 805-10-55, and the total purchase price is allocated on a relative fair value basis to the net assets acquired.

Consideration for the acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 11 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to B&R Group Realty maturing on January 17, 2030, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released B&R Group Realty from its obligations to the lenders under the First Amended Credit Agreement (See Note 10 for additional information) and predecessor financing arrangements.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
ASSETS ACQUIRED	102,636,399

Accounts payable and Accrued Expenses	1,366,693
LIABILITIES ASSUMED	1,366,693
NET ASSETS ACQUIRED	$101,269,706

NOTE 9 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

The changes in HF Group’s carrying amount of goodwill by segment are presented below:

	HF Group	B&R Global	Total
Balance at December 31, 2019	$-	$406,703,348	$406,703,348
Balance at March 31, 2020(1)	$-	$68,511,941	$68,511,941

The Company had booked approximately $406.7 million of goodwill from business combination with B&R Global on December 31, 2019. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price.

During the first quarter of fiscal 2020, as a result of significant declines in the Company’s business due to COVID-19 pandemic, the Company determined that B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of B&R Global reporting unit as of March 31, 2020 using a discounted cash flow for goodwill impairment testing purposes. Based on this analysis, the Company determined that the carrying value of its B&R Global reporting unit exceeded its fair value by $338.2 million. As a result, the company recorded the amount as impairment charges during the first quarter of fiscal 2020.

The Company estimated the fair values of B&R Global reporting unit using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital (WACC), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit are highly sensitive to changes in the WACC, which considered observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed the WACC applied on March 31, 2020 increased from the one on acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility has primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country has been reduced to takeout and delivery offerings. Furthermore, increased uncertainty about the unwinding of these restrictions and levels of consumer spending are driving the uncertainty and subsequent volatility.

In addition, the fair value of the goodwill is sensitive to the changes in the assumptions used in the projected cash flows, which include forecasted revenues, perpetual growth rates, among others, all of which require significant judgments by management. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward. The company will complete its annual impairment test in the fourth quarter of fiscal 2020.

Acquired Intangible Assets

In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, primarily representing tradenames and customer relationships, which have an estimated weighted-average amortization period of approximately 10 years and 20 years respectively. The components of the intangible assets are as follows:

	At March 31, 2020			At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(1,220,958)	28,082,042	$29,303,000	$(488,383)	28,814,617
Customer relationships	159,200,000	(3,316,667)	155,883,333	159,200,000	(1,326,667)	157,873,333
Total	$188,503,000	$(4,537,625)	183,965,375	$188,503,000	$(1,815,050)	186,687,950

Since COVID-19 has had a adverse impact on the Company’s customers, which was a triggering event, the Company performed interim long-lived asset quantitative impairment tests as of March 30, 2020. All intangible assets were tested for recoverability at the asset group level. ASC 360 defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. Based on the test for recoverability using undiscounted cash flows attributable to the asset (or asset group), the sum of the undiscounted cash flows exceeded the carrying value of the measured asset (or asset group). As such, no impairment was recorded for the finite lived assets.

HF Group’s amortization expense for intangible assets was $2,722,575 for the three months ended March 31, 2020 and nil for the three months ended March 31, 2019, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending March 31,
2021	$10,890,300
2022	10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
Thereafter	129,513,875
Total	$183,965,375

NOTE 10 - LINES OF CREDIT

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

On November 4, 2019, the Company entered into an Amended and Restated Credit Agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”). The Amended and Restated Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The line of credit is collateralized by all assets of the Company and is also guaranteed by B&R Group Realty and B&R Realty Subsidiaries, which are related parties of the Company. The Amended and Restated Credit Agreement contains financial covenants requiring the Company on a consolidated basis to maintain a Fixed Charge Coverage Ratio of 1.10 to 1.00, determined as of the end of each fiscal quarter for the four fiscal quarter periods then ended. As of March 31, 2020, the Company was in compliance with the covenants under the credit agreement.

On January 17, 2020, the Company, its wholly-owned subsidiary, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, including Comerica Bank.  The Second Amended Credit Agreement provides for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Facility”), and (b) mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amends and restates the existing $55.0 million of real estate term loans evidenced by that certain Amended and Restated Credit Agreement, dated as of November 4, 2019, among the Company, B&R Global, its affiliates and JP Morgan Chase Bank, N.A., as Administrative Agent and sole lender (the “First Amended Credit Agreement”). As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement, $41.2 million, was rolled over, and an additional $18.7 million available to the Company under the Facility was drawn. The Company and B&R used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the acquisition of 10 warehouse facilities owned by the Selling B&R Group Realty Subsidiaries, which the Company has been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The outstanding principal balance on the line of credit as of March 31, 2020 was $43.1 million.

NOTE 11 - LONG-TERM DEBT

Long-term debt at March 31, 2020 and December 31, 2019 is as follows:

Bank name	Maturity	Interest rate at March 31, 2020			As of March 31, 2020	As of December 31, 2019
East West Bank – (a)	August 2027 - September 2029	3.83%	-	4.25%	$6,942,702	$6,989,016
Capital Bank – (b)	October 2027		3.85%		4,919,094	4,967,075
Bank of America – (c)	April 2021 – December 2029	3.75%	-	5.51%	5,696,670	4,263,663
J.P. Morgan Chase (d)	February 2023 – January 2030		3.46%		77,516,030	2,702,371
BMO Harris Bank – (e)	April 2022 - January 2024	5.87%	-	5.99%	397,378	508,564
Peoples United Bank – (e)	April 2020 – January 2023	6.69%	-	7.53%	981,749	1,114,993
Other finance companies – (e)	May 2020 – March 2024	3.9%	-	6.14%	639,323	716,315
Total debt					97,092,946	21,261,997
Less: current portion					(6,941,738)	(2,726,981)
Long-term debt					$90,151,208	$18,535,016

The terms of the various loan agreements related to long-term bank borrowings contain certain restrictive financial covenants which, among other things, require the Company to maintain specified ratios of debt to tangible net assets and debt service coverage. As of March 31, 2020, and December 31, 2019, the Company was in compliance with such covenants.

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

(d)

Real estate term loan with a principal balance of $75,007,690 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $2,508,340 is secured by specific vehicles and equipment as defined in loan agreements.

(e)	Secured by vehicles.

The future maturities of long-term debt as of March 31,2020 are as follows:

Twelve months ending March 31,
2021	$6,941,738
2022	5,597,456
2023	5,128,522
2024	4,020,194
2025	3,698,486
Thereafter	71,706,550
Total	$97,092,946

NOTE 12 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. The Company leases office space and warehouses under non-cancelable operating leases, with terms typically ranging from one to five years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment with various expiration dates through 2021. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

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

Operating Leases

The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$503,057	$164,752

Weighted Average Remaining Lease Term (Months)
Operating leases	36	31

Weighted Average Discount Rate
Operating leases	4.1%	5.1%

Finance Leases

The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Finance leases cost:
Amortization of right-of-use assets	$139,687	$145,879
Interest on lease liabilities	27,903	32,327
Total finance leases cost	$167,590	$178,206

Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Operating cash flows from finance leases	27,903	32,327

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019

Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,432,817)	(1,293,130)
Property and equipment, net	$1,360,914	$1,500,601

Weighted Average Remaining Lease Term (Months)
Finance leases	51	54

Weighted Average Discount Rate
Finance leases	7.52%	7.51%

Maturities of lease liabilities were as follows

Twelve months ending March 31,	Operating Leases	Finance Leases
2021	$395,354	$373,715
2022	288,902	352,151
2023	245,773	334,224
2024	78,784	295,250
2025	-	162,142
Total Lease Payments	1,008,813	1,517,482
Less Imputed Interest	(125,261)	(249,599)
Total	$883,552	$1,267,883

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

On February 23, 2019, HF Group executed an agreement to transfer all of its ownership interest in AnHeart to Jianping An, a resident of New York, for a sum of $20,000. The transfer of ownership was completed on May 2, 2019. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart granted to the Company a security interest in all AnHeart assets, together with a covenant that the Company will be assigned the leases, to be exercised if AnHeart defaults. Further, AnHeart has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

NOTE 13 – SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental disclosure of cash flow data:
Cash paid for interest	$814,077	$379,969
Cash paid for income taxes	$93,315	-
Supplemental disclosure of non-cash investing and financing activities
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$7,000,000	$-

NOTE 14 - TAXES

A.	Corporate Income Taxes (“CIT”)

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

(i)	The provision for income taxes of the Company for the three months ended March 31, 2020 and 2019 consists of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Current income taxes:
Federal	$359,600	$392,484
State	89,660	139,386
Current income taxes	449,260	531,870
Deferred income taxes (benefit):
Federal	(723,342)	103,060
State	(208,129)	12,709
Deferred income taxes (benefit)	(931,471)	115,769
Total provision (benefit) for income taxes	$(482,211)	$647,639

(ii)	Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of March 31, 2020	As of December 31, 2019
Deferred tax assets:
Allowance for doubtful accounts	$405,255	$373,438
Inventories	590,255	594,628
Federal NOL	228,637	228,637
State NOL	86,383	80,514
Basis in intangible assets	52,467	-
Accrued expenses	128,082	80,100
Total deferred tax assets	1,491,079	1,357,317
Deferred tax liabilities:
Property and equipment	(3,177,207)	(3,270,536)
Intangibles assets	(49,623,453)	(50,327,833)
Total deferred tax liabilities	(52,800,660)	(53,598,369)
Net deferred tax liabilities	$(51,309,581)	$(52,241,052)

The net deferred tax liabilities presented in the Company's unaudited condensed consolidated balance sheets were as follows：

	As of March 31, 2020	As of December 31, 2019
Deferred tax assets	$69,236	$78,993
Deferred tax liabilities	(51,378,817)	(52,320,045)
Net deferred tax liabilities	$(51,309,581)	$(52,241,052)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	-	5.2%
Impact of goodwill impairment loss – permanent difference	(20.8)%	0.3%
Effective tax rate	0.2%	26.5%

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company records transactions with various related parties. The related party transactions as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 are identified as follows:

Related party balances:

a.	Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties as of March 31, 2020 and December 31, 2019, respectively:

		As of March 31	As of December 31,
Name of Related Party		2020	2019
(a)	Allstate Trading Company Inc.	$19,382	$11,322
(b)	Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	439,108	348,833
(c)	Eagle Food Service LLC	1,494,220	979,591
(d)	Fortune One Foods Inc.	166,379	53,862
(e)	Eastern Fresh LLC	1,948,403	1,511,075
(f)	Enson Trading LLC	346,497	341,200
(g)	Hengfeng Food Service Inc.	849,022	477,541
(h)	N&F Logistic, Inc.	-	119,241
(i)	ABC Trading, LLC	448,917	238,513
(j)	UGO USA Inc.	71,587	-
(k)	Best Food Services, LLC	72,761	-
	Others	131,356	121,692
Total		$5,987,632	$4,202,870

(a)	Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns a 40% equity interest in this entity;
(b)	Mr. Zhou Min Ni owns a 50% equity interest in this entity.
(c)	Tina Ni, one of Mr. Zhou Min Ni’s family members, owns a 50% equity interest in this entity.
(d)	Mr. Zhou Min Ni owns a 17.5% equity interest in this entity.
(e)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(f)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(g)	Mr. Zhou Min Ni owns a 45% equity interest in this entity.
(h)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(i)	Mr. Xiaomou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity.
(j)	Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(k)	Mr. Xiaomou Zhang owns 10.38% equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary.

b.	Advances to suppliers - related parties, net

The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable.

Below is a summary of advances to related party suppliers as of March 31, 2020 and December 31, 2019, respectively:

	As of	As of
Name of Related Party	March 31, 2020	December 31, 2019
(1) Ocean Pacific Seafood Group	$181,775	$223,303
(2) Revolution Industry, LLC	683,041	521,832
Total	$864,816	$745,135

(1)	Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(2)	The son of Mr. Zhou Min N, Raymond Ni, owns 100% of Revolution Industry, LLC.

c.	Notes receivable - related parties

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

As of March 31, 2020, and December 31, 2019, the Company had a total accounts payable balance of $3,738,202 and $4,521,356 due to various related parties, respectively. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.

e.	Advances from customers - related parties

The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balance for advances from customers involving related parties was $213,354 at March 31, 2020 and there were no advances from customers involving related parties at December 31, 2019.

f.	Security deposit - related parties

The Company made deposits to its related parties for warehouse rental purposes. These deposits are expected to be returned upon termination of the respective leases. Total deposits to related parties amounted to $591,380 at December 31, 2019. As a result of the Realty Acquisition referenced in Footnote 8, rent deposits previously classified as related party became intercompany balances and were eliminated as of March 31, 2020. There was no related party rent deposit as of March 31, 2020.

g.	Term Loan guaranty - related parties

B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to B&R Group Realty. The note bears an interest rate of 6% per annum that matures in January 2030. At March 31, 2020, accrued interest payable was $87,500. The term loan is collateralized by all assets of the Company.

Lease Agreements with Related Parties:

A subsidiary of the Company, R&N Holding, leases a facility to a related party under an operating lease agreement expiring in 2024. The cost of the leased building is $400,000 at March 31, 2020 and December 31, 2019, and the accumulated depreciation of the leased building is $80,102 and $78,282 at March 31, 2020 and December 31, 2019, respectively. Rental income for the three months ended March 31, 2020 and 2019 was $11,400 and $11,400, respectively.

A subsidiary of the Company, R&N Holding, leases a facility to a related party under an operating lease agreement expiring in 2022. Rental income for the three months ended March 31, 2020 and 2019 was $10,500 and $10,500, respectively.

In 2017, a subsidiary of the Company, HG Realty, leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 at March 31, 2020 and December 31, 2019, and the accumulated depreciation of the leased building is $537,291 and $516,626 as of March 31, 2020 and December 31, 2019, respectively. Rental income for the three months ended March 31, 2020 and 2019 was $120,000 and $120,000, respectively.

B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to Realty Acquisition on January 17, 2020. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.

In 2020, a subsidiary of the Company, Kirnland, leased a warehouse from a related party under an operating lease agreement expiring on December 31, 2020. Rent incurred to the related party was $30,000 and $30,000 for the three months ended March 31, 2020 and 2019, respectively.

Related party sales and purchases transactions:

The Company makes regular sales to and purchases from various related parties during the normal course of business. The total sales to related parties were $5,163,322 and $4,497,111 for the three months ended March 31, 2020 and 2019, respectively. The total purchases made from related parties were $10,492,252 and $8,932,217 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 16 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision makers, reviews operation results by the revenue of different products. After acquiring the business of B&R Global, the Company distinguishes revenues, costs and expenses between HF Group and B&R Global in its internal reporting, and reports costs and expenses by nature in different operating segments. As a result, the Company has two reportable segments, including HF Group and B&R Global, and has re-presented the segment reporting for the three months ended March 31, 2019 as follows.

The following table presents net sales by segment for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net revenue
HF	$62,905,580	$74,801,022
B&R Global	112,897,756	-
Total	$175,803,336	$74,801,022

All the Company’s revenue was generated from its business operations in the U.S.

	For the Three Months Ended March 31, 2020
	HF	B&R Global	Total
Revenue	$62,905,580	$112,897,756	$175,803,336
Cost of revenue	51,350,288	95,478,003	146,828,291
Gross profit	11,555,292	17,419,753	28,975,045
Depreciation and amortization	755,642	3,770,635	4,526,277
Total capital expenditures	$21,459	$138,793	$160,252

	For the Three Months Ended March 31, 2019
	HF	B&R Global	Total
Revenue	$74,801,022	$-	$74,801,022
Cost of revenue	62,094,166	-	62,094,166
Gross profit	12,706,856	-	12,706,856
Depreciation and amortization	872,148	-	872,148
Total capital expenditures	$1,344,555	$-	$1,344,555

	As of March 31, 2020	As of December 31, 2019
Total assets:
HF	$69,878,489	$80,514,529
B&R Global	451,533,917	722,329,265
Total Assets	$521,412,406	$802,843,794

All of the Company’s long-lived assets are located in the US.

NOTE 17 – COMMITMENT AND CONTINGENCY

Various labor and employment lawsuits were filed by former employees against FUSO, NBT, and HRT, alleging these entities failed to provide proper meal and rest breaks, as well as other related violations. These entities deny all the allegations. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of March 31, 2020 and 2019.

On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the “Mendoza Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Mendoza Defendants”) styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.). On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Mendoza Lawsuit (collectively, the “Ponce-Sanchez  Defendants” and with the Mendoza Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-PA-GJS (C.D. Cal.). The complaints in the Mendoza Lawsuit and the Ponce-Sanchez Lawsuit both allege that the Defendants made materially false and/or misleading statements that caused losses to investors. Additionally, Mendoza and Ponce-Sanchez both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither the Mendoza Lawsuit nor the Ponce-Sanchez Lawsuit quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the Mendoza Lawsuit and the Ponce-Sanchez Lawsuit vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to this litigation, or estimate a range of loss, if any, and accordingly, no amounts have been accrued in the Company’s financial statements.

NOTE 18 – SUBSEQUENT EVENTS

Starting Mid-March 2020 when, federal, state and local governments throughout the United States issued shelter-in-place orders related to the COVID-19 pandemic. Many of the Company’s customers, including those in the restaurant segments, ceased operating due to governmental requirements for closures to help curb the spread of COVID-19, and there are no assurances as to how long these closures may remain in effect. Furthermore, even after reopening, there can be no assurance as to the time required to regain operations and sales volume at prior levels. Given the uncertain nature of this situation, the Company cannot reasonably estimate the further impacts of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future. However, the Company expects the COVID-19 pandemic will have a material and adverse impact on future revenue growth, as well as overall profitability, and may lead to higher bad debt expense, higher inventory allowance, additional impairment of goodwill, intangible assets or fixed assets.

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

●	Failure to protect our intellectual property rights;
●	Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
●	The development of an active trading market for our common stock;
●	Failure to acquire other distributors or wholesalers and enlarge our customer base could negatively impact our results of operations and financial condition;
●	Scarcity of and competition for acquisition opportunities;
●	Our ability to obtain acquisition financing;
●	The impact of non-cash charges relating to the amortization of intangible assets related to material acquisitions;
●	Our ability to identify acquisition candidates;
●	Increases in debt in order to successfully implement our acquisition strategy;
●	Difficulties in integrating operations, personnel, and assets of acquired businesses that may disrupt our business, dilute stockholder value, and adversely affect our operating results; and
●	Other factors discussed in “Item 1A. Risk Factors.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note About Forward-Looking Statements” for additional cautionary information.

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

On January 17, 2020, B&R Global acquired all equity membership interests in the B&R Realty Subsidiaries, which own warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in B&R Group Realty. The total purchase price for the acquisition was $101,269,706, which is based on independent fair market value appraisals of the properties owned by the B&R Realty Subsidiaries.

The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings in which the buildings are all used for warehousing and distribution purposes). As such, the acquisition of B&R Global Realty would not be deemed a business combination under ASC 805 but as an asset acquisition. The total purchase price is allocated on a relative fair value basis to the net assets acquired.

Due to the acquisition of B&R Global, the financial information of the Company for the quarter ended March 31, 2020 is not comparable to the quarter ended March 31, 2019. As such, the Company has presented our results of operations for the quarters ended March 31, 2020 and 2019 as well as the unaudited pro forma combined results of operations for quarters ended March 31, 2020 and 2019. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information”.

Outlook

The Company plans to continue to expand our business through acquisition of other distributors and wholesalers, which depends on access to sufficient capital. If the Company is unable to obtain equity or debt financing, or borrowings from bank loans, the Company may not be able to execute its plan to acquire other distributors and wholesalers. Even if the Company is able to make such acquisitions, the Company may not be able to successfully integrate any acquired businesses or improve their profitability, which could have a material adverse effect on our financial condition and future operating performance.

Our net revenue for the quarter ended March 31, 2020 was $175.8 million, an increase of $101.0 million, or 135.0%, from $74.8 million for the quarter ended March 31, 2019, as a result of the business combination with B&R Global effective November 4, 2019. Net loss attributable to HF Group’s stockholders for the quarter ended March 31, 2020 was $339.9 million, a decrease of $341.6 million, or 20,418.1%, from net income attributable to HF Group’s stockholders of $1.7 million for the quarter ended March 31, 2019, due to the significant impairment of goodwill ($338.2 million - see Note 9 to our financial statements for additional information) prompted by the impact of COVID-19 pandemic that swept through the United States in March 2020. Adjusted EBITDA for the quarter ended March 31, 2020 was $4.3 million, an increase of $0.8 million, or 24.8%, from $3.5 million for the quarter ended March 31, 2019. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.

On a pro-forma basis, assuming that the Business Combination took place on January 1, 2019, our net revenue for the quarter ended March 31, 2020 would have been $175.8 million, a decrease of $33.2 million, or 15.9% from $209.0 million for the quarter ended March 31, 2019. Net loss attributable to HF Group’s stockholders for the quarter ended March 31, 2020 would have been $339.9 million, a decrease of $342.6 million, or 12,790.0%, from net income attributable to HF Group’s stockholder of $2.7 million for the quarter ended March 31, 2019. Adjusted EBITDA for the quarter ended March 31, 2020 would have been $4.3 million, a decrease of $5.7 million, or 56.8%, from $10.0 million for the quarter ended March 31, 2019. For additional information on our pro-forma results, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.

COVID-19 Update

For the first two months of 2020, the outbreak of COVID-19 did not have a significant impact on our business. However, we began to experience a gradual decline in sales towards the end of February and the impact began to intensify in March, especially in the final two weeks of the month.

By late March, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates have forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, the last two weeks of March led to a significant decline in net sales, hence impacting our overall net income and adjusted EBITDA in the first quarter ended March 31, 2020. Our net sales during the last two weeks of the first quarter decreased approximately 67% compared to pro-forma sales in the same period ended March 31, 2019.

The intensification of the COVID-19 pandemic and the resulting sharp slowdown in overall business activities will continue to adversely impact our sales and liquidity position. We currently expect that the COVID-19 outbreak will impact our financial performance for the second quarter ending June 30, 2020 more than it impacted the first quarter ended March 31, 2020.

The trends that began at the end of March continued to worsen in April 2020, resulting in as much as a 75% decrease in net sales compared to pro-forma sales in the comparable prior year period, and took a $338.2 million impairment charge to goodwill (See Note 9 to our financial statements for additional information). However, we began to experience a recovery of business volume since the week of April 27, 2020 as the COVID-19 infection curve began to flatten and fear among consumers began to subside. Weekly sales in the beginning of May have recovered to over 50% of pre-COVID-19 levels, and we expect the recovery to continue into the month of June 2020.

In late March 2020, we swiftly pivoted our business strategy and cost structure to reduce operating costs, strengthen our liquidity position, and secure new revenue sources in response to the COVID-19 pandemic. Some of the notable actions include:

•     actively managing our variable costs to better align with current sales volumes by instituting temporary furloughs, reducing our delivery schedules and temporary shutting down operation of a few distribution centers, resulting in no less than 40% overall cost reduction in the month of April 2020;

•     improving working capital by extending terms with vendors while focusing on collecting receivables;

•     suspending capital expenditures and limiting maintenance and information technology projects;

•     developing our proprietary e-commerce platform (www.rongchengmarkets.com) with very minimal investment to cater to consumers and meet the increasing demand for online grocery shopping in larger quantities at wholesale prices; and

•     securing new partnerships with other online grocery retailers.

The above decisive actions have resulted in an overall improvement of our available line of credit that would enable the Company to confidently navigate through this unprecedented “crisis”.

We also have the ability to implement further cost reduction measures as necessary if the COVID-19 pandemic persists longer than expected. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law at the end of March 2020. HF foods may benefit from the refundable payroll tax credits provided under the CARES. We also expect that many of our customers will benefit from the federally backed small business loan program, which in turn will help to speed up our business volume recovery.

The impact of the COVID-19 pandemic continues to evolve and, therefore, we cannot currently predict the extent to which our business, results of operations, or financial condition will ultimately be impacted. The impact of the COVID-19 pandemic on our business will also depend on:

•     the resilience of the Asian/Chinese restaurants, and consumer spending more broadly;

•     actions taken by governments to successfully contain the virus or limit its impact, including travel restrictions, social distancing requirements, required closures of non-essential businesses, and aid and economic stimulus efforts; and

•     any prolonged economic recession resulting from the pandemic.

We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve.

We are optimistic about the long-term prospects for our business. Although the timetable for returning to normalcy is unknown, we believe that our current level of sales volumes will increase over time as the effects of the COVID-19 pandemic slowly dissipate and consumer demand for food prepared away from home increases.

As the market leader in servicing the Asian/Chinese restaurant sector, we believe we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese food service industry and the current environment create opportunities for companies like HF Foods, which has the necessary expertise and deep understanding of our unique customers base. We believe we are differentiated from many of our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed us to continue to serve our customers in these unprecedented conditions.

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

Results of Operations for the three months ended March 31, 2020 and 2019

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the three months ended March 31,		Changes
	2020	2019	Amount	%
Net revenue	$175,803,336	$74,801,022	$101,002,314	135.0%
Cost of revenue	146,828,291	62,094,166	84,734,125	136.5%
Gross profit	28,975,045	12,706,856	16,268,189	128.0%
Distribution, selling and administrative expenses	29,406,593	10,365,172	19,041,421	183.7%
Income (loss) from operations	(431,548)	2,341,684	(2,773,232)	(118.4)%
Interest income	131	151,949	(151,818)	(99.9)%
Interest expenses and bank charges	(1,951,569)	(336,958)	(1,614,611)	479.2%
Goodwill impairment loss	(338,191,407)	-	(338,191,407)	100%
Other income, net	405,650	284,535	121,115	42.6%
Income (loss) before income tax provision	(340,168,743)	2,441,210	(342,609,953)	(14034.4)%
Provision (benefit) for income taxes	(482,211)	647,639	(1,129,850)	(174.5)%
Net income (loss)	(339,686,532)	1,793,571	(341,480,103)	(19039.1)%
Less: net income attributable to noncontrolling interest	197,410	120,758	76,652	63.5%
Net income (loss) attributable to HF Foods Group Inc.	$(339,883,942)	$1,672,813	$(341,556,755)	(20418.1)%

Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and sales as wholesale to smaller distributors.

The following table sets forth the breakdown of net revenue:

	For the three months ended March 31,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$167,272,317	95.1%	$70,123,135	93.7%	$97,149,182	138.5%
Wholesale	8,531,019	4.9%	4,677,887	6.3%	3,853,132	82.4%
Total	$175,803,336	100.0%	$74,801,022	100.0%	$101,002,314	135.0%

Net revenue increased by $101.0 million, or 135.0%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was attributable primarily to the acquisition of B&R Global, which contributed $4.1 million in sales to wholesale customers and $108.7 million in sales to independent restaurants. The increase was offset by a decrease in revenue of $11.6 million in sales to independent restaurants of HF and $0.3 million of sales to wholesale customers. This decrease was due to lower sales as a result of the COVID-19 pandemic. The negative impact of the COVID-19 pandemic on our restaurant customers during the last two weeks of March 2020 led to a significant decline in the net revenue for both HF Foods and B&R Global for the three months ended March 31, 2020. See the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.

We conduct wholesale operations as a supplemental business to our foodservice distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. The larger purchase can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the three months ended March 31, 2020 increased by $3.9M, or 82.4%, as compared to the three months ended March 31, 2019, due to the acquisition of B&R Global.

Cost of sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the three months ended March 31,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$167,272,317	$70,123,135	$97,149,182	138.5%
Cost of revenue	138,729,285	57,560,246	81,169,039	141.0%
Gross profit	$28,543,032	$12,562,889	$15,980,143	127.2%
Gross Margin	17.1%	17.9%	(0.8)%

Wholesale
Net revenue	$8,531,019	$4,677,887	$3,853,132	82.4%
Cost of revenue	8,099,006	4,533,920	3,565,086	78.6%
Gross profit	$432,013	$143,967	$288,046	200.1%
Gross Margin	5.1%	3.1%	2.0%

Total sales
Net revenue	$175,803,336	$74,801,022	$101,002,314	135.0%
Cost of revenue	146,828,291	62,094,166	84,734,125	136.5%
Gross profit	$28,975,045	$12,706,856	$16,268,189	128.0%
Gross Margin	16.5%	17.0%	(0.5)%

Cost of revenue was $146.8 million for the three months ended March 31, 2020, an increase of $84.7 million or 136.5%, from $62.1 million for the three months ended March 31, 2019. The increase was mainly attributable to the acquisition of B&R Global, with $91.6 million and $3.9 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $10.4 million cost of revenue due to reduced sales resulting from the COVID-19 pandemic.

Gross profit was $29.0 million for the three months ended March 31, 2020, an increase of $16.3 million, or 128%, from $12.7 million for the three months ended March 31, 2019. The increase was attributable primarily to B&R Global, with $17.1 million and $0.3 million in gross profit derived from sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease $1.1 million cost of revenue for the sales to independent restaurants of HF driven by the decrease in sales.

Gross margin decreased from 17.0% for the three months ended March 31, 2019 to 16.5% for the three months ended March 31, 2020, primarily attributable to the lower gross margin of B&R Global. B&R Global’s gross margin for the three months ended March 31, 2020 was 15.4% which resulted in lower gross margin in overall gross margin.

Distribution, selling and Administrative Expenses

Distribution, selling and administrative expenses were $29.4 million and $10.4 million for the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively, representing a $19.0 million, or 183.7% increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed $16.6 million, and the amortization expense of $2.7 million relating to the intangible assets acquired from the Business Combination.

Interest Expense and Bank Charges

Interest expense and bank charges are primarily generated from lines of credit, capital leases, and long-term debt. Interest expenses and bank charges were $1.9 million for the three months ended March 31, 2020, an increase of $1.6 million, or 479.2%, compared with $0.3 million for the three months ended March 31, 2019. The increase was mainly attributable to increased lines of credit after the business combination with B&R Global and additional long-term debt with B&R Realty Subsidiaries, with total interest expenses of $1.0 million for the three months ended March 31, 2020.

Goodwill Impairment Loss

Goodwill impairment loss was $338.2 million for the three months ended March 31, 2020 and nil for the three months ended March 31, 2019. See Note 9 to our financial statements for additional information.

Other Income

Other income consists primarily of non-operating income and rental income. Other income was $0.4 million, for the three months ended March 31, 2020 an increase of $0.1 million or 42.6%, compared with $0.3 million for the three months ended March 31, 2019.

Income taxes Provision

Provision for income taxes decreased by $1.1 million of 174.5%, from $0.6 million for the three months ended March 31, 2019 to a tax benefit of $0.5 million for the three months ended March 31, 2020, as a result of the decrease in income before income tax provision.

Net Income Attributable to Noncontrolling interest

Net income attributable to noncontrolling interest was derived from four minority owned subsidiaries and increased by $0.1 million, or 63.5% from $0.1 million for the three months ended March 31, 2019 to $0.2 million for the three months ended March 31, 2020. The increase was due to the Business Combination with B&R Global, net income attributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2020.

Net Income (Loss) Attributable to Our Stockholders

As a result of all analysis above, net income attributable to our stockholders was $1.7 million and net loss attributable to our stockholders was $339.9 million for the three months ended March 31, 2019 and for the three months ended March 31, 2020, respectively.

Adjusted EBITDA

The following table sets forth of the calculation of adjusted EBITDA and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the three months ended March 31,		Change
	2020	2019	Amount	%
Net income (loss)	$(339,686,532)	$1,793,571	$(341,480,103)	(19039.1)%
Interest expenses	1,951,569	336,958	1,614,611	479.2%
Income tax provision (benefit)	(482,211)	647,639	(1,129,850)	(174.5)%
Depreciation & Amortization	4,374,080	707,396	3,666,684	518.3%
Goodwill impairment loss	338,191,407	-	338,191,407	100%
Adjusted EBITDA	$4,348,313	3,485,564	862,749	24.8%
Percentage of revenue	2.5%	4.7%	(2.2)%

Adjusted EBITDA was $4.3 million for the three months ended March 31, 2020, an increase of $0.8 million, or 24.8%, compared to $3.5 million for the three months ended March 31, 2019, resulting mainly from the $3.3 million decrease in net income (excluding goodwill impairment loss), partially offset by $1.6 million increase in interest expense due to increased line of credit and Long-Term Debt and $3.7 million more depreciation and amortization from intangible and fixed assets associated with acquisition of B&R Global and B&R Realty Subsidiaries

Supplemental Unaudited Pro Forma Combined Financial Information

As described above, the Company completed the Business Combination with B&R Global on November 4, 2019. For comparative purposes, the Company is presenting supplemental unaudited pro forma combined statements of operations for the quarters ended March 31, 2020 and 2019. The unaudited pro forma combined statements of operations for these periods present our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred on January 1, 2019. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined tables below in connection with the Business Combination.

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

Unaudited Pro Forma Results of Operations

The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	Three months ended March 31, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined

Net revenue	$74,801,022	$134,154,344	$-		$208,955,366
Net income	1,793,571	3,853,379	(2,722,575	)(1)	2,924,375
Net Income Attributable to HF Foods Group Inc.	$1,672,813	$3,728,121	$(2,722,575)		$2,678,359

(1)	Includes intangibles asset amortization expense of $2,722,575 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of approximately $12.7 million. We have funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and repay debts.

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

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the foodservice distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of March 31, 2020. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise that could result in shortfalls to our plan, such as the demand for our products, economic conditions, the competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.

We, however, make no assurance, however, that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. In addition, the effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us.

The following table sets forth cash flow data for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Net cash provided by operating activities	$18,627,806	$2,521,378
Net cash used in investing activities	(94,073,441)	(1,380,487)
Net cash provided by financing activities	73,597,614	267,059
Net increase (decrease) in cash and cash equivalents	$(1,848,021)	$1,407,950

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $18.6 million for the quarter ended March 31, 2020, an increase of $16.1 million, or 638.8%, compared to net cash provided by operating activities of $2.5 million for the quarter ended March 31, 2019. The increase was due primarily result of newly acquired B&R Global with total net cash provided by operating activities of $11.4 million. The remaining increase is a combined results of an increase of $14.3 million from changes in working capital items mainly resulting from changes in accounts receivable, accrued expenses, advances from customers – related parties , inventory and depreciation and amortization expense which were offset by a decrease of $9.2 million in, net income, advances to suppliers – related parties, other current assets, other long term assets and accounts payable.

Investing Activities

Net cash used in investing activities was approximately $94.1 million for the quarter ended March 31, 2020, an increase of $92.7 million, or 6,714.5%, compared to $1.4 million net cash used investing activities for the quarter ended March 31, 2019. The increase was primarily due to payment made to acquire B&R Realty Subsidiaries of $94.1 million. The increase was offset by a combined result of, decreased cash paid for the purchase of property and equipment of $1.3 million, cash paid to notes receivable to third parties and related parties of $0.1 million and $0.1 million, respectively, offset by a decrease in cash proceeds from the disposal of equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities was approximately $73.6 million for the quarter ended March 31, 2020, an increase of $73.3 million, or 27458.6%, compared with $0.3 million of net cash used in financing activities for the quarter ended March 31, 2019. The increase was due primarily result of newly acquired $75.6 million in mortgage-backed term loans to fund Realty Acquisition. The increase was offset by a combined result of , an increase of $170.0 million in repayment of lines of credit, an increase of $172.6 million in proceeds from lines of credit, an increase of $0.7 million in repayment of  long term debt , an increase of  $1.5 million  in repayment of bank overdrafts and a decrease of $0.1 million in cash dividend to shareholders.

Commitments and Contractual Obligations

The following table presents the company’s material contractual obligations as of March 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of credit	$43,101,338	-	43,101,338	-	-
Long-term debt	97,092,946	6,941,738	10,725,978	7,718,680	71,706,550
Promissory note payable - related party	7,000,000	-	-	-	7,000,000
Finance lease obligations	1,517,482	373,715	686,375	457,392	-
Operating lease obligations	1,008,813	395,354	534,675	78,784	-
Total	$149,720,579	7,710,807	55,048,366	8,254,856	78,706,550

On July 2, 2018, AnHeart, Inc., one of our subsidiaries, entered into two separate leases for two buildings located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively, which are net leases, meaning that AnHeart is required to pay all costs associated with the buildings, including utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. The 275 Fifth Avenue lease includes an option to extend the term for an additional 10 years. Under the leases, AnHeart delivered a letter of credit in favor of the Landlord in the amount of $213,000 as security for AnHeart’s obligations under the lease at 273 Fifth Avenue, and $115,500 with respect to 275 Fifth Avenue. The Company entered into the leases for the purpose of expanding its product lines to include Chinese herb supplements, and to use the sites to develop into a hub for such products. The Company has since determined to cease this business expansion.

On February 23, 2019, the Company executed an agreement to transfer all of our ownership interest in AnHeart to Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was disclosed and landlord consent was obtained. However, the transfer of ownership does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the transfer agreement, AnHeart executed a security agreement which grants us a security interest in AnHeart assets and a covenant to assign the leases to HF Group if AnHeart defaults. Further, AnHeart has tendered an unconditional guaranty of all liabilities arising under the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Recent Accounting Pronouncements, in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that position.

Floating rate debt’s outstanding principal balance was $121.7 million as of March 31, 2020, which consists of long-term debt and revolver (See Notes 10 and 11 to our financial statements). Based on the outstanding balance as of March 31, 2020, a hypothetical 1% change in the applicable base rate would cause interest expense on our floating rate debt to change by approximately $1.2 million per year.

Fuel Price Risk

We are also exposed to risk due to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the delivery to us of the products we sell also is dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and prices in the current quarter are substantially lower than in the comparable period of 2019. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel can increase the prices we pay for products and the costs we incur to deliver products to our customers.

Our activities to minimize fuel cost risk include route optimization, improving fleet utilization and using fuel surcharges.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2019, we identified material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses related to (1) the Company does not have in-house accounting personnel with sufficient capacity of US GAAP and SEC reporting experiences related to complex transactions; and (2) The Company failed to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review in various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective as of March 31, 2020. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was ineffective due to material weakness and control deficiencies in our internal control over financial reporting. The material weaknesses related to (1) of the Company does not have in-house accounting personnel with sufficient knowledge of US GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) The Company failed to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review in various business processes. In order to address and resolve the foregoing material weakness, during the three months ended March 31, 2020, we continued to improve on our US GAAP and SEC reporting knowledge relating to complex transactions and added additional resources to improve our internal control over financial reporting:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Various labor and employment lawsuits were filed by former employees against FUSO, NBT, and HRT, alleging these entities failed to provide proper meal and rest breaks, as well as other related violations. These entities deny all the allegations. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of March 31, 2020 and 2019.

On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the “Mendoza Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Mendoza Defendants”) styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.). On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Mendoza Lawsuit (collectively, the “Ponce-Sanchez  Defendants” and with the Mendoza Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-PA-GJS (C.D. Cal.). The complaints in the Mendoza Lawsuit and the Ponce-Sanchez Lawsuit both allege that the Defendants made materially false and/or misleading statements that caused losses to investors. Additionally, Mendoza and Ponce-Sanchez both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither the Mendoza Lawsuit nor the Ponce-Sanchez Lawsuit quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the Mendoza Lawsuit and the Ponce-Sanchez Lawsuit vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to these lawsuits.

Item 1A. Risk Factors.

There have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Previous Report”). Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Previous Report, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Previous Report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

2.1

Form of Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2020)

10.1

Form of Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto [disclosure schedules have been redacted as immaterial and commercially sensitive] (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2020)

10.2	Form of Letter Agreement between HF Foods Group Inc. and Russell T. Libby (incorporated by reference to Exhibit 5.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2020)

10.3

Form of Mutual Rescission Agreement between HF Group and Rescinding Shareholders dated April 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2020)

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

HF FOODS GROUP INC.

By: /s/ Zhou Min Ni
Zhou Min Ni Chief Executive Officer (Principal executive officer)

By: /s/ Kong Hian Lee
Kong Hian Lee Chief Financial Officer (Principal accounting and financial officer)

Date: May 18, 2020