Form 10-Q
period 2020-06-30
HF Foods Group Inc.
filed 2020-08-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________.
Commission File Number: 001-38180
__________________________________________________________________________
HF FOODS GROUP INC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2020, the registrant had 52,145,096 shares of common stock issued and outstanding.

HF FOODS GROUP INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$8,565,019	$14,538,286
Accounts receivable, net	23,166,278	50,027,134
Accounts receivable - related parties, net	1,049,552	4,202,870
Inventories, net	66,783,183	77,531,854
Advances to suppliers - related parties, net	129,632	745,135
Other current assets	3,762,316	4,374,338
TOTAL CURRENT ASSETS	103,455,980	151,419,617

Property and equipment, net	139,272,839	37,538,147
Security deposits - related parties	—	591,380
Operating lease right-of-use assets	785,478	17,155,584
Long-term investments	2,346,613	2,296,276
Intangible assets, net	181,242,800	186,687,950
Goodwill	68,511,941	406,703,348
Deferred tax assets	319,320	78,993
Other long-term assets	342,712	372,499
TOTAL ASSETS	$496,277,683	$802,843,794

CURRENT LIABILITIES:
Bank overdraft	$7,584,937	$14,952,510
Lines of credit	31,953,659	41,268,554
Accounts payable	30,373,030	39,689,911
Accounts payable - related parties	2,390,482	4,521,356
Current portion of long-term debt, net	7,802,869	2,726,981
Current portion of obligations under finance leases	293,399	280,243
Current portion of obligations under operating leases	299,849	4,322,503
Accrued expenses and other liabilities	3,529,080	2,610,538
Obligations under interest rate swap contracts	1,337,412	73,158
TOTAL CURRENT LIABILITIES	85,564,717	110,445,754

Long-term debt, net	88,728,722	18,535,016
Promissory note payable - related party	7,000,000	—
Obligations under finance leases, non-current	904,273	1,053,166
Obligations under operating leases, non-current	485,629	12,833,081
Deferred tax liabilities	50,063,332	52,320,045
TOTAL LIABILITIES	232,746,673	195,187,062

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized , no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,050,211 shares issued, and 52,145,096 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	5,305	5,305
Treasury Stock, at cost, 905,115 shares as of June 30, 2020 and December 31, 2019, respectively	(12,038,030)	(12,038,030)
Additional paid-in capital	599,617,009	599,617,009
Retained earnings (accumulated deficit)	(328,119,184)	15,823,661
Total shareholders’ equity attributable to HF Foods Group Inc.	259,465,100	603,407,945
Noncontrolling interest	4,065,910	4,248,787
TOTAL SHAREHOLDERS’ EQUITY	263,531,010	607,656,732
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,277,683	$802,843,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Net revenue - third parties	$101,103,767	$70,648,233	$271,743,781	$140,952,144
Net revenue - related parties	3,456,329	4,069,973	8,619,651	8,567,084
TOTAL NET REVENUE	104,560,096	74,718,206	280,363,432	149,519,228

Cost of revenue - third parties	80,707,172	58,310,424	222,611,409	116,035,779
Cost of revenue - related parties	3,240,140	3,895,629	8,164,194	8,264,440
TOTAL COST OF REVENUE	83,947,312	62,206,053	230,775,603	124,300,219

GROSS PROFIT	20,612,784	12,512,153	49,587,829	25,219,009

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	25,092,568	11,094,041	54,499,161	21,459,213

INCOME (LOSS) FROM OPERATIONS	(4,479,784)	1,418,112	(4,911,332)	3,759,796

Other Income (Expenses)
Interest income	132	152,518	263	304,467
Interest expenses	(324,319)	(388,160)	(2,275,888)	(725,118)
Goodwill impairment loss	—	—	(338,191,407)	—
Other income	264,730	338,995	670,380	623,530
Change in fair value of interest rate swap contracts	(1,264,254)	—	(1,264,254)	—
Total Other Income (Expenses), net	(1,323,711)	103,353	(341,060,906)	202,879

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(5,803,495)	1,521,465	(345,972,238)	3,962,675

PROVISION (BENEFIT) FOR INCOME TAXES	(1,489,305)	460,751	(1,971,516)	1,108,390

NET INCOME (LOSS)	(4,314,190)	1,060,714	(344,000,722)	2,854,285

Less: net income (loss) attributable to noncontrolling interest	(255,287)	37,819	(57,877)	158,577

NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$(4,058,903)	$1,022,895	$(343,942,845)	$2,695,708

Earnings (loss) per common share - basic and diluted	$(0.08)	$0.05	$(6.60)	$0.12

Weighted average shares - basic and diluted	52,145,096	22,167,486	52,145,096	22,167,486
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and six month ended June 30, 2020 and 2019
(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group, Inc.	Noncontrolling Interest	Total Shareholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2020	52,145,096	$5,305	$(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	—	—	—	—	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	—	—	—	—	—	—	(125,000)	(125,000)
Balance at March 31, 2020	52,145,096	5,305	(12,038,030)	599,617,009	(324,060,281)	263,524,003	4,321,197	267,845,200
Net loss	—	—	—	—	(4,058,903)	(4,058,903)	(255,287)	(4,314,190)
Balance at June 30, 2020	52,145,096	$5,305	$(12,038,030)	$599,617,009	$(328,119,184)	$259,465,100	$4,065,910	$263,531,010

Balance at January 1, 2019	22,167,486	$2,217	$—	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income	—	—	—	—	1,672,813	1,672,813	120,757	1,793,570
Balance at March 31, 2019	22,167,486	2,217	—	22,920,603	12,106,797	35,029,617	1,225,435	36,255,052
Net income	—	—	—	—	1,022,895	1,022,895	37,819	1,060,714
Distribution to shareholders	—	—	—	—	—	—	(90,000)	(90,000)
Balance at June 30, 2019	22,167,486	$2,217	$—	$22,920,603	$13,129,692	$36,052,512	$1,173,254	$37,225,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net Income (loss)	$(344,000,722)	$2,854,285
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	8,995,488	1,434,819
Goodwill impairment loss	338,191,407	—
Gain from disposal of equipment	(20,349)	(40,594)
Allowance for doubtful accounts	2,924,148	(73,187)
Allowance for inventories	43,496	—
Deferred tax benefit	(2,497,040)	(97,832)
Income from equity method investment	(50,337)	—
Change in fair value of interest rate swap contracts	1,264,254	—
Changes in operating assets and liabilities:
Accounts receivable, net	23,751,669	791,838
Accounts receivable - related parties, net	3,153,318	(397,959)
Inventories	10,705,175	(3,947,104)
Advances to suppliers - related parties, net	615,503	296,823
Other current assets	649,096	(760,104)
Security deposit - related parties	58,880	—
Other long-term assets	12,188	35,763
Accounts payable	(9,402,330)	2,143,481
Accounts payable - related parties	(2,130,874)	(469,601)
Operating lease liability	(200,163)	—
Income tax payable	—	12,836
Accrued expenses and other liabilities	354,844	286,844
Net cash provided by operating activities	32,417,651	2,070,308

Cash flows from investing activities:
Purchase of property and equipment	(209,964)	(5,156,772)
Proceeds from disposal of equipment	90,879	263,699
Cash received from note receivable	—	115,305
Payment made for notes receivable	—	(108,750)
Proceeds from long-term notes receivable to related parties	—	316,023
Payment made for long-term notes receivable to related parties	—	(173,806)
Payment made for acquisition of B&R Realty	(94,004,068)	—
Net cash used in investing activities	(94,123,153)	(4,744,301)

Cash flows from financing activities:
Repayment of bank overdraft	(7,367,573)	—
Proceeds from lines of credit	275,070,371	14,264,481
Repayment of lines of credit	(284,450,866)	(10,294,146)
Proceeds from long-term debt	75,614,612	1,625,878
Repayment of long-term debt	(2,873,572)	(1,101,973)
Repayment of obligations under finance leases	(135,737)	(247,662)
Cash distribution to shareholders	(125,000)	(90,000)
Net cash provided by financing activities	55,732,235	4,156,578

Net increase (decrease) in cash	(5,973,267)	1,482,585
Cash at beginning of the period	14,538,286	5,489,404
Cash at end of the period	$8,565,019	$6,971,989
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Organization and General
HF Foods Group Inc. (“HF Group”, or the “Company”) markets and distributes fresh produce, frozen and dry food, and non- food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions in the United States.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with, one or more businesses or entities.
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
•Han Feng, Inc. (“Han Feng”)
•Truse Trucking, Inc. (“TT”)
•Morning First Delivery, Inc. (“MFD”)
•R&N Holdings, LLC (“R&N Holdings”)
•R&N Lexington, LLC (“R&N Lexington”)
•Kirnsway Manufacturing, Inc. (“Kirnsway”)
•Chinesetg, Inc. (“Chinesetg”)
•New Southern Food Distributors, Inc. (“NSF”)
•B&B Trucking Services, Inc. (“BB”)
•Kirnland Food Distribution, Inc. (“Kirnland”)
•HG Realty LLC (“HG Realty”)
In accordance with Financial Accounting Standards Board’s (“FASB") Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Agreement has been accounted for as a transaction among entities under common control since the same shareholders controlled all these 11 entities prior to the execution of the Agreement. The consolidated financial statements of the Company have been prepared to report results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period presented, in this case January 1, 2018. Results of operations for the period presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period. By eliminating the effects of intra-entity transactions in determining the results of operations for the period before the combination, those results were on substantially the same basis as the results of operations for the period after the date of combination. The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented are eliminated to the extent possible. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.
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
The following table summarizes all the existing entities under HF Holding after the above-mentioned reorganization, together with new entities formed after the Atlantic Transactions as described below:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by HF Group	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina	100%	Holding company

Subsidiaries:
Han Feng	January 14, 1997	North Carolina	100%	Food service distributor
TT	August 6, 2002	North Carolina	100%	Logistic service provider
MFD	April 15, 1999	North Carolina	100%	Logistic service provider
R&N Holdings	November 21, 2002	North Carolina	100%	Real estate holding company
R&N Lexington	May 27, 2010	North Carolina	100%	Real estate holding company
R & N Charlotte, LLC ("R&N Charlotte")	July 10, 2019	North Carolina	100%	Real estate holding company
Kirnsway	May 24, 2006	North Carolina	100%	Design and printing services provider
Chinesetg	July 12, 2011	New York	100%	Design and printing services provider
NSF	December 17, 2008	Florida	100%	Food service distributor
BB	September 12, 2001	Florida	100%	Logistic service provider
Kirnland	April 11, 2006	Georgia	66.67%	Food service distributor
HG Realty	May 11, 2012	Georgia	100%	Real estate holding company
HF Foods Industrial, L.L.C. ("HF Foods Industrial")	December 10, 2019	North Carolina	60%	Food processing company
Reverse Acquisition of HF Holding
Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Atlantic Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub Inc. ("HF Merger Sub"), a Delaware subsidiary formed by Atlantic, HF Holding, the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Atlantic Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Atlantic Merger”) and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). Additionally, upon the closing of the transactions contemplated by the Atlantic Merger Agreement (the “Atlantic Closing”), (i) the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and (ii) Atlantic changed its name to HF Foods Group Inc. (Collectively, these transactions are referred to as the “Atlantic Transactions”).
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
HF Holdings Entities Organized Post-Atlantic Merger
On July 10, 2019, the Company, through its subsidiary Han Feng, formed a new real estate holding company, R&N Charlotte. R&N Charlotte owns a 4.66 acre tract of land with appurtenant 115,570 square foot office/warehouse/industrial facility located in Charlotte, North Carolina.
On December 10, 2019, the Company, through its subsidiary Han Feng, formed a new food processing company, HF Foods Industrial, as owner of 60% of member interests.
Business Combination with B&R Global
Effective November 4, 2019, HF Group consummated the transactions contemplated by a merger agreement (the “B&R Merger Agreement”), dated as of June 21, 2019, by and among the Company, B&R Merger Sub Inc., a Delaware corporation (“Merger Sub”), B&R Global Holdings, Inc. ("B&R Global"), the stockholders of B&R Global (the ”B&R Global Stockholders”), and Xiao Mou Zhang, as representative of the stockholders (the “Business Combination”). Upon the closing of the transactions contemplated by the B&R Merger Agreement (the “Closing”), Merger Sub merged with and into B&R Global, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the ownership interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. Pursuant to the B&R Merger Agreement, the aggregate fair value of the consideration paid by HF Group in the business combination was $576,699,494, based on the closing share price of the Company’s common stock at the date of Closing.
Founded in 1999, B&R Global supplies food items to approximately 6,800 restaurants across 11 Western states, and combined with HF Group, creates what the Company believes the largest food distributor to Asian restaurants in the United States. The combined entity now has 14 distribution centers strategically located in nine states across the Southeast, Pacific and Mountain West regions of the United States and operates a fleet of over 340 refrigerated vehicles. With approximately 960 employees supported by two call centers in China, HF Group now serves over 10,000 restaurants in 21 states and provides round-the-clock sales and service support to its customers, who mainly converse in Mandarin or Chinese dialects.

The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company

Subsidiaries:
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Food service distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Food service distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Food service distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Food service distributor
R & C Trading L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Food service distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Food service distributor
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Food service distributor
Min Food, Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Food service distributor
B&R Group Logistics Holding, LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Logistic service provider
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Food service distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Food service distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing company
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
American Fortune Foods Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Lin’s Distribution Inc., Inc. (“LIN”)	February 2, 2010	Utah, USA	100%	Logistic service provider
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing company
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
Yi Z Service, LLC (“YZ”)	October 2, 2017	California, USA	100%	Logistic service provider
Golden Well Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Kami Trading Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Royal Service Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
MF Food Services, Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider
*At the acquisition date and as of June 30, 2020, B&R Global consolidates FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.
Acquisition of Real Estate Companies
On January 17, 2020, the Company completed the transactions contemplated by that certain membership interest purchase agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, B&R Group Realty Holding, LLC ("BRGR"), and nine subsidiary limited liability companies wholly owned by BRGR (the “BRGR Subsidiaries”) (the “Realty Acquisition”). Pursuant to the Purchase Agreement, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own 10 warehouse facilities that were being leased by the Company for its operations in California,

Arizona, Utah, Colorado, Washington, and Montana for purchase consideration of $101,269,706. Consideration for Realty Acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 11 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to BRGR, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility.
The following table summarizes B&R Global’s additional wholly owned subsidiaries as a result of the Realty Acquisition:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
A & Kie, LLC ("AK")	March 26, 2010	Arizona	100%	Real estate holding company
B & R Realty, LLC ("BRR")	August 28, 2013	California	100%	Real estate holding company
Big Sea Realty, LLC ("BSR")	April 3, 2013	Washington	100%	Real estate holding company
Fortune Liberty, LLC ("FL")	November 22, 2006	Utah	100%	Real estate holding company
Genstar Realty, LLC ("GSR")	February 27, 2012	California	100%	Real estate holding company
Hardin St Properties, LLC ("HP")	December 5, 2012	Montana	100%	Real estate holding company
Lenfa Food, LLC ("LF")	February 14, 2002	Colorado	100%	Real estate holding company
Lucky Realty, LLC ("LR")	September 3, 2003	California	100%	Real estate holding company
Murray Properties, LLC ("MP")	February 27, 2013	Utah	100%	Real estate holding company

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2019 and 2018. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
As of June 30, 2020 and December 31, 2019, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIE's activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows are as follows:

	June 30, 2020	December 31, 2019
Current assets	$248,364	$158,184
Non-current assets	215,673	301,803
Total assets	$464,037	$459,987

Current liabilities	$606,491	$805,666
Non-current liabilities	173,101	69,321
Total liabilities	$779,592	$874,987

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net revenue	$415,377	$—	$1,081,805	$—
Net income	$34,667	$—	$99,445	$—

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$19,978	$—	$334,202	$—
Net cash used in financing activities	(23,475)	—	(245,612)	—
Net increase (decrease) in cash and cash equivalents	$(3,497)	$—	$88,590	$—
Noncontrolling Interests
U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.
As of June 30, 2020 and December 31, 2019, noncontrolling interests consisted of the following:

Name of Entity	Percentage of noncontrolling interest ownership	June 30, 2020	December 31, 2019
Kirnland	33.33%	$1,313,108	$1,292,623
OW	32.50%	1,602,298	1,600,058
MS	35.00%	472,323	459,126
MIN	39.75%	678,181	896,980
Total		$4,065,910	$4,248,787
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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents.
Accounts Receivable
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of June 30, 2020 and December 31, 2019, the allowances for doubtful accounts were $2,283,458 and $623,970, respectively.
Inventories
The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of June 30, 2020 and December 31, 2019, the valuation allowance was $60,424 and $16,928, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

	Estimated useful lives (years)
Buildings and improvements	7	—	39
Machinery and equipment	3	—	15
Motor vehicles	5	—	7
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
Business Combinations
The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC Topic 805 (“ASC 805”), Business Combinations. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

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
Goodwill
The Company opted to early adoption of Accounting Standards Update (“ASU”) 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
The Company did not record any impairment loss on its long-term investments as of June 30, 2020 and December 31, 2019.
Impairment of Long-lived Assets Other Than Goodwill
The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of June 30, 2020 and December 31, 2019.
Revenue Recognition
The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.
The Company follows ASU 2014-9, Revenue from Contracts with Customers (“ASC Topic 606”). The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The majority of the Company’s contracts have one single performance obligation, as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a specific point in time.
For the three and six month periods ended June 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North Carolina	$21,266,959	$35,624,947	$50,984,476	$70,884,714
Florida	11,309,093	22,753,309	30,394,902	45,884,051
Georgia	8,072,633	16,339,950	22,174,887	32,750,463
Arizona	6,914,288	—	16,926,037	—
California	34,492,561	—	102,157,517	—
Colorado	7,532,674	—	16,441,667	—
Utah	10,294,374	—	25,292,749	—
Washington	4,677,514	—	15,991,197	—
Total	$104,560,096	$74,718,206	$280,363,432	$149,519,228
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $3,526,249 and $2,078,850 for the six months ended June 30, 2020 and 2019, and $968,016 and $1,027,730 for the three months ended June 30, 2020 and 2019, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at June 30, 2020 and December 31, 2019.
Leases
On January 1, 2019, the Company adopted ASU 2016-2, Leases ("Topic 842"). For all leases that were entered into prior to the effective date of Topic 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 did not have a material impact on the Company’s condensed consolidated statements of operations.
The adoption of Topic 842 resulted in the presentation of $21.2 million of operating lease assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019 on a pro forma basis. As a result of the Realty Acquisition (see Note 8 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of June 30, 2020 and December 31, 2019, the balances for operating lease assets and liabilities were $785,478 and $17,155,584, respectively. See Note 13 for additional information.

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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three and six month periods ended June 30, 2020 and 2019.
Fair Value of Financial Instruments
The Company follows the provisions of ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:
•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
•Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions about what assumptions market participants would use in pricing the asset or liability based on the best available information.
Any transfers of assets or liabilities between Level 1, Level 2, and Level 3 of the fair value hierarchy will be recognized at the end of the reporting period in which the transfer occurs. There were no transfers between fair value levels in any of the periods presented herein.
The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, bank overdraft, income tax payable, current portion of long-term debt, current portion of obligations under finance and operating leases, and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.
Derivative Financial Instrument
In accordance with the guidance in ASC Topic 815 ("ASC 815"), Derivatives and Hedging, derivative financial instruments are recognized as assets or liabilities on the unaudited condensed consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("IRS") contracts as hedges for accounting treatment. Pursuant to U.S. GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the statement of operations. Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.
Concentrations and Credit Risk

Credit risk
Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at June 30, 2020 and December 31, 2019.
For the three months ended June 30, 2020 and 2019, no supplier accounted for more than 10% of the total cost of revenue. As of June 30, 2020, there were two suppliers that accounted for 16% and 15% of total outstanding advance payments, respectively, and one of them accounted for 100% of advance payments to related parties. As of December 31, 2019, two suppliers accounted for 34% and 15% of total outstanding advance payments, respectively, and these two suppliers accounted for 70% and 30% of advance payments to related parties, respectively.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date has been extended to fiscal years beginning after December 31, 2022. The Company is currently assessing the impact of adopting this standard, but based upon its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to managerial accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of adopting this standard, but based on its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Accounts receivable	$25,449,736	$50,651,104
Less: allowance for doubtful accounts	(2,283,458)	(623,970)
Accounts receivable, net	$23,166,278	$50,027,134

Movement of allowance for doubtful accounts is as follows:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Beginning balance	$623,970	$658,104
Provision for doubtful accounts	2,924,148	(73,187)
Less: write off/(recovery)	(1,264,660)	(21,149)
Ending balance	$2,283,458	$563,768

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

NOTE 5 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	Ownership as of June 30, 2020	As of June 30, 2020	As of December 31, 2019
Pt. Tamron Akuatik Produk Industri	12%	$1,800,000	$1,800,000
Asahi Food, Inc.	49%	546,613	496,276
Long-term investments		$2,346,613	$2,296,276
The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of June 30, 2020 and December 31, 2019 for these investments.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Land	$50,744,295	$2,010,253
Buildings and improvements	80,707,118	26,903,528
Machinery and equipment	14,998,155	13,412,961
Motor vehicles	24,596,718	23,841,730
Subtotal	171,046,286	66,168,472
Less: accumulated depreciation	(31,773,447)	(28,630,325)
Property and equipment, net	$139,272,839	$37,538,147
The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 8 for additional information.
Depreciation expense was $3,264,862 and $1,428,806 for the six month periods ended June 30, 2020 and 2019, respectively, and $1,607,452 and $721,410 for the three month periods ended June 30, 2020 and 2019, respectively.

NOTE 7 - BUSINESS COMBINATION WITH B&R GLOBAL
Effective November 4, 2019, HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. HF Group is considered as both the legal and accounting acquirer based on the fact that there was no change of control in connection with this business combination. The aggregate fair value of the consideration paid by HF Group in the business combination was $576,699,494 based upon the closing share price of the Company’s common stock at the date of Closing.
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

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$7,017,467
Accounts receivable, net	30,934,831
Accounts receivable - related parties, net	3,393,930
Inventories, net	56,451,885
Other current assets	2,332,063
Other current assets - related parties	498,211
Advances to suppliers, net	97,964
Property and equipment, net	11,042,601
Deposit	281,282
Deposit – related parties	591,380
Long-term investments	2,289,389
Right-of-use assets	17,791,681
Total tangible assets acquired	132,722,684

Line of credit	35,567,911
Accounts payable	24,884,247
Accounts payable - related parties	1,528,139
Bank overdraft	12,082,094
Accrued expenses	778,779
Other payables	185,938
Other payables – related party	733,448
Customer deposits	38,510
Long-term debt	3,284,159
Lease liabilities	17,791,680
Deferred tax liabilities arising from acquired intangible assets	51,413,633
Total tangible liabilities assumed	148,288,538
Net tangible liabilities assumed	(15,565,854)

Identifiable intangible assets	188,503,000
Goodwill	406,703,348
Intangible assets acquired	595,206,348

Noncontrolling interests	2,941,000
Total consideration	$576,699,494
The Company recorded acquired intangible assets of $188,503,000. These intangible assets include tradenames valued at $29,303,000 and customer relationships valued at $159,200,000. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of B&R Global included in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2020 are as follows:

	For the three months ended June 30, 2020	For the six months ended June 30, 2020

Net Revenue	$63,911,411	$176,809,167

Net Loss	$(5,541,887)	$(345,848,729)
The following table presents the Company’s unaudited pro forma results for the three and six month periods ended June 30, 2019, as if the Business Combination had occurred on January 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the three months ended June 30, 2019		For the six months ended June 30, 2019
Pro forma net revenue	$208,033,452		$416,988,818
Pro forma net income	$1,660,419	(1)	$4,584,794	(1)
Pro forma net income attributable to HF Group	$1,370,675	(1)	$4,049,034	(1)

Pro forma earnings per common share - basic and diluted	$0.03		$0.09

Pro forma weighted average shares - basic and diluted	52,867,486		52,867,486
(1)Includes intangibles asset amortization expense of $2,722,575 for the three months ended June 30, 2019 and 5,445,150 for the six months ended June 30, 2019, respectively.

NOTE 8 - ACQUISITION OF B&R REALTY SUBSIDIARIES
On January 17, 2020, B&R Global acquired 100% equity membership interests of the subsidiaries of BRGR, which own warehouse facilities that were being leased by B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, based on independent appraisals of the fair market value of the properties.
The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings all used for warehousing and distribution purposes). As such, the acquisition of BRGR Subsidiaries would be deemed an asset acquisition under ASC 805-10-55, and the total purchase price is allocated on a relative fair value basis to the net assets acquired.
Consideration for the acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 12 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to BRGR maturing on January 17, 2030, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released BRGR from its obligations to the lenders under the First Amended Credit Agreement (See Note 11 for additional information) and predecessor financing arrangements.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
Total assets acquired	102,636,399

Accounts payable and accrued expenses	1,366,693
Total liabilities assumed	1,366,693
Net assets acquired	$101,269,706

NOTE 9 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill by segment are presented below:

	HF	B&R Global	Total
Balance at December 31, 2019	$—	$406,703,348	$406,703,348
Impairment charge	—	(338,191,407)	(338,191,407)
Balance at June 30, 2020	$—	$68,511,941	$68,511,941
The Company booked approximately $406.7 million of goodwill on December 31, 2019, resulting from the completion of business combination with B&R Global, which represents the excess of the purchase price over the fair value of net assets acquired. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 consideration shares of HF Group Common Stock, valued at $576,699,494 based upon the closing share price of the Company’s common stock at the date of Closing on November 4, 2019. The Company's policy is to test goodwill for impairment annually in the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price.
Towards the end of first quarter of fiscal year 2020, the Company experienced significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by $338.2 million. As a result, the company recorded the amount as impairment charges during the first quarter of fiscal year 2020.
The Company estimated the fair values of the B&R Global reporting unit using the income approach, discounting projected future cash flows based upon management’s expectations of the current and future operating environment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital ("WACC"), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit are highly sensitive to changes in the WACC, which consider observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed the WACC applied on March 31, 2020 increased from its value as of the acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility has primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country has been reduced to takeout and delivery offerings. Furthermore, increased uncertainty about the unwinding of these restrictions and levels of consumer spending are driving these concerns and and resulting volatility.

In addition, the fair value of the goodwill is sensitive to the changes in the assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, all of which require significant judgment by management. The Company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future conditions, industry and global economic and geo-political factors, and the timing and success of the implementation of current strategic initiatives.
Based on the quarterly results ended June 30, 2020 and current sales run rate, which is in line with the forecast and assumptions used in the analysis of the fair value of B&R Global reporting unit as of March 31, 2020, the Company determined that no further impairment is needed for the quarter ended June 30, 2020. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward. The company will complete its annual impairment test in the fourth quarter of fiscal 2020.
Acquired Intangible Assets
In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, primarily representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years respectively. The components of the intangible assets are as follows:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(1,953,533)	$27,349,467	$29,303,000	$(488,383)	28,814,617
Customer relationships	159,200,000	(5,306,667)	153,893,333	159,200,000	(1,326,667)	157,873,333
Total	$188,503,000	$(7,260,200)	$181,242,800	$188,503,000	$(1,815,050)	186,687,950
Since COVID-19 has had an adverse impact on the Company’s customers, which was a triggering event, the Company performed interim long-lived asset quantitative impairment tests as of June 30, 2020. All intangible assets were tested for recoverability at the asset group level. ASC Topic 360, Property, Plant and Equipment ("ASC 360") defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. Based on the test for recoverability using undiscounted cash flows attributable to the asset (or asset group), the sum of the undiscounted cash flows exceeded the carrying value of the measured asset (or asset group). As such, no impairment was recorded for the finite lived assets as of June 30, 2020.
HF Group’s amortization expense for intangible assets was $2,722,575 and 5,445,150 for the three and six month periods ended June 30, 2020, respectively, and nil for the three and six month periods ended June 30, 2019, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending June 30,	Amount
2021	$10,890,300
2022	10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
Thereafter	126,791,300
Total	$181,242,800

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps for the sole purpose of mitigating interest rate fluctuation risk associated to floating rate debt instruments (as defined in Note 11 Lines of Credit, and Note 12 Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Group entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.05 million and $2.625 million, respectively. The EWB IRS contracts were entered into in conjunction with two mortgage term loans of corresponding amount that were priced at USD 1-month LIBOR (London Interbank Offering Rate) plus 2.25% per annum for the entire duration of the term loans. The EWB IRS contracts have fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Group entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.74 million in conjunction with a newly contracted mortgage term loan of corresponding amount. The term loan was contracted at USD 1-month LIBOR plus 2.15% per annum but was fixed at 4.25% per annum resulting from the corresponding BOA IRS contract. The term loan and corresponding BOA IRS contract matures in December, 2029.

On June 24, 2020, HF Group entered into a forward starting IRS contract with JP Morgan Chase Bank (the "JPM IRS") for a fixed $80 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. The Company has an existing term loan as of June 30, 2020 of approximately $74.1 million which was pegged to a floating rate of 1-month LIBOR plus 1.875% per annum, as well as a revolving line of credit with an outstanding balance of $32 million as of June 30, 2020 that was pegged to 1-month LIBOR plus 1.375% per annum. Under the terms of the JPM IRS contract, the Company will receive interest at prevailing 1-month LIBOR and pay fixed interest at 0.413% plus the agreed bank spread starting from July 31, 2021 through July 31, 2025 inclusive.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations.

As of June 30, 2020 and December 31, 2019, the Company has determined that the fair value of the interest rate swaps was $1,337,412 and 73,158, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.

NOTE 11 - LINES OF CREDIT
On July 1, 2016, Han Feng, HF Group’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit in the amount of $14,500,000. The line of credit was secured by virtually all assets of Han Feng, the premises and an adjoining undeveloped parcel of land owned by R&N Holding, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and then extended to May 27, 2019, in order to provide an uninterrupted credit facility while the renewal of the line of credit was being reviewed by the bank. Interest was based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and was payable monthly. On April 18, 2019, this $5,156,018 obligation was repaid in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019, as described below.
On November 14, 2012, NSF, another operating entity, entered into a line of credit agreement with Bank of America. The line of credit agreement provided for a revolving credit in the amount of $4,000,000. The line of credit was secured by three real properties owned by NSF and guaranteed by the two shareholders of the Company, as well as by BB, a subsidiary of the Company. The maximum borrowings were determined by certain percentages of eligible accounts receivable and inventories. The principal and all accrued unpaid interest were originally due in January 2018 and subsequently extended to February 2020. Interest was based on the LIBOR rate plus 2.75%. On April 18, 2019, this $954,984 obligation was paid off in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019, as described below.
On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement (the “Credit Agreement”) with East West Bank. The Credit Agreement provided for a $25 million secured line of credit available to be used in one or more revolving loans to the Company’s domestic subsidiaries that were parties to the Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrower Subsidiaries”) were the borrowers and the Company and each of its other material subsidiaries were guarantors of all the obligations under the Credit Agreement. The original maturity of the line of credit was August 18, 2021. Contemporaneously with the execution of the Credit Agreement, existing senior debt of the Borrower Subsidiaries in the amount of $6,111,692 was paid from revolving loans drawn on the line of credit. Under the Credit Agreement, the Borrower subsidiaries were to pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from time to time, depending on the rate elected at the time a borrowing request is made, but in no event less than 4.214% per annum. The Credit Agreement contained certain financial covenants which, among other things, required Han Feng to maintain certain financial ratios. On November 4, 2019, the line of credit was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the closing of the merger with B&R Global as described below. The outstanding balance paid off, including accrued interest, was $13,864,481.
On November 4, 2019, the Company entered into an Amended and Restated Credit Agreement (the "First Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (“JP Morgan”). The First Amended Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The line of credit is collateralized by all assets of the Company and is also guaranteed by B&R Group Realty and B&R Realty Subsidiaries, which B&R Realty Subsidiaries were subsequently acquired by the Company on January 17, 2020 (See Note 8 for additional information). The First Amended Credit Agreement, later superseded by the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") on January 17, 2020, contains financial covenants requiring the Company on a consolidated basis to maintain a Fixed Charge Coverage Ratio of 1.10 to 1.00, determined as of the end of each fiscal quarter for the four fiscal quarter periods then ended.
On January 17, 2020, the Company, its wholly-owned subsidiary, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement with JP Morgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank.  The Second Amended Credit Agreement provides for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Facility”), and (b) mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amends and restates the existing $55.0 million of real estate term loans evidenced by the First Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement, $41.2 million, was rolled over, and an additional $18.7 million available to the Company under the Facility was drawn. The Company and B&R used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the acquisition of ten warehouse facilities owned by the selling BRGR Subsidiaries, which the Company has been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Credit Agreement contained certain financial covenants and, as of June 30, 2020, the Company was in compliance with the covenants under the Second Amended Credit Agreement. The outstanding principal balance on the line of credit as of June 30, 2020 was $32.0 million.

NOTE 12 - LONG-TERM DEBT
Long-term debt at June 30, 2020 and December 31, 2019 is as follows:

Bank name	Maturity	Interest rate as of June 30, 2020			As of June 30, 2020	As of December 31, 2019
East West Bank – (a)	August 2027 - September 2029	3.94%	—	4.25%	$6,912,246	$6,989,016
Capital Bank – (b)	October 2027	3.85%			4,854,756	4,967,075
Bank of America – (c)	April 2021 – December 2029	3.84%	—	5.51%	6,369,850	4,263,663
J.P. Morgan Chase (d)	February 2023 – January 2030	2.05%	—	2.17%	76,573,289	2,702,371
BMO Harris Bank – (e)	April 2022 - January 2024	5.87%	—	5.99%	358,320	508,564
Peoples United Bank – (e)	April 2020 – December 2022	5.75%	—	7.53%	885,002	1,114,993
Other finance companies – (e)	August 2020 – March 2024	3.9%	—	6.14%	578,128	716,315
Total debt					96,531,591	21,261,997
Less: current portion					(7,802,869)	(2,726,981)
Long-term debt					$88,728,722	$18,535,016
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of June 30, 2020, and December 31, 2019, the Company was in violation of one covenant. On August 7, 2020, the Company obtained waiver from Bank of America for above mentioned covenant violation.
The loans outstanding were guaranteed by the following properties, entities or individuals, or otherwise secured as shown:

(a)Guaranteed by five subsidiaries of the Company, Han Feng, TT, MFD, R&N Holding and R&N Lexington, and also secured by assets of Han Feng and R&N Lexington and R&N Holding, two real properties of R&N Holding, and a parcel of real property owned by R&N Lexington. Balloon payment of $2,293,751 is due in 2027 and another balloon payments of $3,007,239 is due in 2029.
(b)Guaranteed by two shareholders, as well as Han Feng. Also secured by a real property owned by HG Realty. Balloon payment for this debt is $3,116,687.
(c)Guaranteed by two subsidiaries of the Company, NSF and BB and also secured by real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment is $1,382,046.
(d)Real estate term loan with a principal balance of $74,258,993 as of June 30, 2020 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $2,314,296 as of June 30, 2020 is secured by specific vehicles and equipment as defined in loan agreements.
(e)Secured by vehicles.
The future maturities of long-term debt as of June 30, 2020 are as follows:

Twelve months ending June 30,	Amount
2021	$7,802,869
2022	5,774,355
2023	4,635,859
2024	3,828,783
2025	3,700,239
Thereafter	70,789,486
Total	$96,531,591

NOTE 13 - LEASES
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
Operating Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$253,820	$127,508	$756,877	$292,260

Weighted Average Remaining Lease Term (Months)
Operating leases	34	28	34	28

Weighted Average Discount Rate
Operating leases	4.1%	5.1%	4.1%	5.1%
Finance Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance leases cost:
Amortization of right-of-use assets	$139,687	$145,879	$279,373	$291,758
Interest on lease liabilities	23,218	28,279	51,120	60,606
Total finance leases cost	$162,905	$174,158	$330,493	$352,364
Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating cash flows from finance leases	23,218	28,279	51,120	60,606
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,572,503)	(1,293,130)
Property and equipment, net	$1,221,228	$1,500,601

Weighted Average Remaining Lease Term (Months)
Finance leases	49	54

Weighted Average Discount Rate
Finance leases	7.53%	7.51%
Maturities of lease liabilities were as follows:

Twelve months ending June 30,	Operating Leases	Finance Leases
2021	$355,148	$373,715
2022	285,983	342,278
2023	235,779	334,224
2024	19,696	277,340
2025	—	96,496
Total Lease Payments	896,606	1,424,053
Less Imputed Interest	(111,128)	(226,381)
Total	$785,478	$1,197,672
On July 2, 2018, AnHeart Inc. ("AnHeart"), a wholly-owned subsidiary of HF Holding, entered into two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The leases were on a triple net basis, meaning AnHeart is required to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the planned construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. The Company entered into the leases with the planned purpose of expanding its product lines to include Chinese herb supplements, and to use the sites to develop into a hub for such products. The Company has since determined to cease this business expansion.
On February 23, 2019, HF Holding executed an agreement to divest all of its ownership interest in AnHeart to Ms. Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was completed on May 2, 2019. However, the divestment does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart granted to the Company a security interest in all AnHeart assets, together with a covenant that the Company will be assigned the leases, to be exercised if AnHeart defaults on the original lease agreements. Further, Ms. An has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental disclosure of cash flow data
Cash paid for interest	$2,321,727	$746,784
Cash paid for income taxes	$145,905	$1,599,284

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases from notes payable	$2,528,554	$—
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$7,000,000	$—

NOTE 15 - TAXES
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
(i)The provision for income taxes of the Company for the three and six months ended June 30, 2020 and 2019 consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Current income taxes:
Federal	$40,618	$531,491	$400,218	$923,974
State	35,646	142,860	125,306	282,248
Current income taxes	76,264	674,351	525,524	1,206,222
Deferred income taxes (benefit):
Federal	(1,195,341)	(161,190)	(1,918,683)	(58,129)
State	(370,228)	(52,410)	(578,357)	(39,703)
Deferred income taxes (benefit)	(1,565,569)	(213,600)	(2,497,040)	(97,832)
Total provision (benefit) for income taxes	$(1,489,305)	$460,751	$(1,971,516)	$1,108,390
(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of June 30, 2020	As of December 31, 2019
Deferred tax assets:
Allowance for doubtful accounts	$826,586	$373,438
Inventories	532,276	594,628
Federal net operating loss	228,637	228,637
State net operating loss	80,673	80,514
Fair value change in interest rate swap contracts	338,131	—
Accrued expenses	133,896	80,100
Total deferred tax assets	2,140,198	1,357,317
Deferred tax liabilities:
Property and equipment	(2,995,155)	(3,270,536)
Intangibles assets	(48,889,055)	(50,327,833)
Total deferred tax liabilities	(51,884,210)	(53,598,369)
Net deferred tax liabilities	$(49,744,012)	$(52,241,052)
The net deferred tax liabilities presented in the Company's unaudited condensed consolidated balance sheets are as follows:

	As of June 30, 2020	As of December 31, 2019
Deferred tax assets	$319,320	$78,993
Deferred tax liabilities	(50,063,332)	(52,320,045)
Net deferred tax liabilities	$(49,744,012)	$(52,241,052)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	0.1%	5.0%
Impact of goodwill impairment loss – permanent difference	(20.5)%	2.0%
Effective tax rate	0.6%	28.0%

NOTE 16 - RELATED PARTY TRANSACTIONS
The Company records transactions with various related parties. The related party transactions as of June 30, 2020 and December 31, 2019 and for the three and six month periodss ended June 30, 2020 and 2019 are identified as follows:
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties as of June 30, 2020 and December 31, 2019, respectively:

Name of Related Party		As of June 30, 2020	As of December 31, 2019
(a)	Allstate Trading Company Inc.	$—	$11,322
(b)	Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”)	68,443	348,833
(c)	Eagle Food Service LLC	331,256	979,591
(d)	Fortune One Foods Inc.	32,812	53,862
(e)	Eastern Fresh LLC	83,050	1,511,075
(f)	Enson Trading LLC	57,419	341,200
(g)	Hengfeng Food Service Inc.	280,307	477,541
(h)	N&F Logistic, Inc.	—	119,241
(i)	ABC Trading, LLC	119,270	238,513
	Others	76,995	121,692
Total		$1,049,552	$4,202,870
(a)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 40% equity interest in this entity;
(b)Mr. Zhou Min Ni owns a 50% equity interest in this entity.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns a 26.5% equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns a 17.5% equity interest in this entity.
(e)Mr. Zhou Min Ni owns a 30% equity interest in this entity.
(f)Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(g)Mr. Zhou Min Ni owns a 45% equity interest in this entity.
(h)Mr. Zhou Min Ni owns a 25% equity interest in this entity.
(i)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of June 30, 2020 and December 31, 2019.
b.Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable. As of June 30, 2020, and December 31, 2019, the Company had total advances to related party suppliers of $129,632 and $745,135, respectively.
c.Notes receivable - related parties
The Company had previously made advances or loans to certain entities that are either owned by the controlling shareholders of the Company or family members of the controlling shareholders.
On January 1, 2018, the Company entered into a promissory note agreement with Enson Seafood. Pursuant to the promissory note agreement, the total outstanding balance of $550,000 due from Enson Seafood as of December 31, 2017 was converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest was due no later than December 31, 2019. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.
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
On January 1, 2018, the Company signed a promissory note agreement with NSG. Pursuant to the promissory note agreement, the outstanding total outstanding balances of $5,993,552 due from NSG as of December 31, 2017 were converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest was required to be paid off no later than December 31, 2019. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.
On March 1, 2019, the Company entered into a new five year term promissory note agreement with NSG that comprised a restatement and novation and superseded the note dated January 1, 2018. Pursuant to the new promissory note agreement, the outstanding balance of $5,941,031 together with interest at the rate of 5% per annum became payable in monthly installments until principal and accrued interest was paid in full on or before March 1, 2024.
On March 1, 2018, the Company entered into a promissory note agreement by which Revolution Automotive was loaned $483,628. Pursuant to this promissory note agreement, Revolution Automotive was required to make monthly payments of $5,000 for 60 months, including interest, with a final payment of $284,453. The loan bore interest of 5% per annum. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days. The principal plus interest was to be paid off no later than April 30, 2023.
On March 1, 2019, the Company and each of Enson Seafood and NSG agreed to extend the expiration date of their notes payable until February 29, 2024, and Mr. Zhou Min Ni agreed to personally guarantee these notes.
On September 30, 2019, all such notes receivable, having then a combined outstanding balance of $8,415,525, were sold to Mr. Zhou Min Ni in exchange for 632,746 shares of common stock of the Company, which shares were received and recorded in treasury stock by the Company as of September 30, 2019. In connection with the sale of the above notes, the Company also required 208,806 additional shares of common stock of the Company owned by Mr. Ni to be placed in an escrow account for a period of one year (the “Escrow Period”), which will be delivered to the Company in part or in full, if the volume weighted average closing price of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.
d.Accounts payable - related parties
As of June 30, 2020, and December 31, 2019, the Company had a total accounts payable balances of $2,390,482 and $4,521,356, respectively, due to various related parties. All these accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest.
e.Advances from customers - related parties
The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balance for advances from customers involving related parties was $47,754 as of June 30, 2020 and there were no advances from customers involving related parties as of December 31, 2019.
f.Security deposit - related parties
The Company made deposits to its related parties for warehouse rental purposes. These deposits are expected to be returned upon termination of the respective leases. Total deposits to related parties amounted to $591,380 as of December 31, 2019. As a result of the Realty Acquisition referenced in Note 8, rent deposits previously classified as made by related parties became intercompany balances and were eliminated as of June 30, 2020. There were no related party rent deposits as of June 30, 2020.
g.Subordinated debt - related parties
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030. At June 30, 2020, accrued interest payable was nil.
Lease Agreements with Related Parties
R&N Holding leases a facility to a related party under an operating lease agreement expiring in 2024. The cost of the leased building is $400,000 as of June 30, 2020 and December 31, 2019, respectively, and the accumulated depreciation of the leased building is $81,923 and $78,282 as of June 30, 2020 and December 31, 2019, respectively. Rental income for the three months ended June 30, 2020 and 2019 was $11,400 and $11,400, respectively, and the six months ended June 30, 2020 and 2019 was $22,800 and $22,800, respectively.

R&N Holding also leases a facility to a related party under an operating lease agreement expiring in 2022. Rental income for the three months ended June 30, 2020 and 2019 was $10,500 and $10,500, respectively, and the six months ended June 30, 2020 and 2019 was $21,000 and $21,000, respectively.
In 2017, HG Realty leased a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. The cost of the leased building is $3,223,745 and $3,223,745 at June 30, 2020 and December 31, 2019, respectively, and the accumulated depreciation of the leased building is $537,291 and $516,626 as of June 30, 2020 and December 31, 2019, respectively. Rental income for the three months ended June 30, 2020 and 2019 was $120,000 and $120,000, respectively, and the six months ended June 30, 2020 and 2019 was $240,000 and $240,000, respectively.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from a related party under an operating lease agreement expiring on December 31, 2020. Rent incurred to the related party was $30,000 and $30,000 for the three months ended June 30, 2020 and 2019, respectively, and $60,000 and $60,000 for the six months ended June 30, 2020 and 2019, respectively.
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties during the normal course of business. The total sales to related parties were $3,456,329 and $4,069,973 for the three months ended June 30, 2020 and 2019, respectively, and $8,619,651 and $8,567,084 for the six months ended June 30, 2020 and 2019, respectively. The total purchases made from related parties were $3,310,800 and $8,553,875 for the three months ended June 30, 2020 and 2019, respectively, and $14,775,292 and $17,486,091 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 17 - SEGMENT REPORTING
ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision makers, reviews operation results by the revenue of different products. After acquiring the business of B&R Global in November 2019, the Company distinguishes revenues, costs and expenses between HF and B&R Global in its internal reporting, and reports costs and expenses by nature in different operating segments. As a result, the Company has two reportable segments, including HF and B&R Global, and has re-presented the segment reporting for the three and six month periods ended June 30, 2019 as follows.
The following table presents net sales by segment for the three and six month periods ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenue
HF	$40,648,685	$74,718,206	$103,554,265	$149,519,228
B&R Global	63,911,411	—	176,809,167	—
Total	$104,560,096	$74,718,206	$280,363,432	$149,519,228
All the Company’s revenue was generated from its business operations in the U.S.

	For the Three Months Ended June 30, 2020
	HF	B&R Global	Total
Revenue	$40,648,685	$63,911,411	$104,560,096
Cost of revenue	$31,555,564	$52,391,748	$83,947,312
Gross profit	$9,093,121	$11,519,663	$20,612,784
Depreciation and amortization	$762,938	$3,720,879	$4,483,817
Total capital expenditures	$29,090	$20,622	$49,712

	For the Three Months Ended June 30, 2019
	HF	B&R Global	Total
Revenue	$74,718,206	$—	$74,718,206
Cost of revenue	$62,206,053	$—	$62,206,053
Gross profit	$12,512,153	$—	$12,512,153
Depreciation and amortization	$727,423	$—	$727,423
Total capital expenditures	$3,812,217	$—	$3,812,217

	For the Six Months Ended June 30, 2020
	HF	B&R Global	Total
Revenue	$103,554,265	$176,809,167	$280,363,432
Cost of revenue	$82,905,852	$147,869,751	$230,775,603
Gross profit	$20,648,413	$28,939,416	$49,587,829
Depreciation and amortization	$1,518,580	$7,491,514	$9,010,094
Total capital expenditures	$50,549	$159,415	$209,964

	For the Six Months Ended June 30, 2019
	HF	B&R Global	Total
Revenue	$149,519,228	$—	$149,519,228
Cost of revenue	$124,300,219	$—	$124,300,219
Gross profit	$25,219,009	$—	$25,219,009
Depreciation and amortization	$1,434,819	$—	$1,434,819
Total capital expenditures	$5,156,772	$—	$5,156,772

	As of June 30, 2020	As of June 30, 2019
Total assets:
HF	$61,875,975	$80,514,529
B&R Global	434,401,708	722,329,265
Total Assets	$496,277,683	$802,843,794
All of the Company’s long-lived assets are located in the US.

NOTE 18 - COMMITMENT AND CONTINGENCIES
Various labor and employment lawsuits were filed by former employees against FUSO, NBT, and HRT, alleging these entities failed to provide proper meal and rest breaks, as well as other related violations. These entities deny all the allegations. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of June 30, 2020 and December 31, 2019.
On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the “Class Action Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Class Action Defendants”) for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.).
On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and a motion for lead plaintiff and lead plaintiff’s counsel is pending. The complaints both allege that the Defendants made materially false and (or) misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the consolidated actions vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated actions.
On June 15, 2020, Mendoza filed a shareholder derivative lawsuit on behalf of the Company as a nominal defendant (the “Mendoza Derivative Lawsuit”) in the United States District Court for the Central District of California against certain of the Company’s present and former directors and officers (collectively, the “Mendoza Derivative Defendants”) styled Mendoza v. Zhou Min Ni, et al., Civil Action No. 2:20-CV-5300-ODW-JPR (C.D. Cal.). The complaint in the Mendoza Derivative Lawsuit is based largely on the same allegations as set forth in the Class Action Lawsuit discussed above and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties , unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Mendoza Derivative Lawsuit does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, Mendoza seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. The Mendoza Derivative Defendants and the Company dispute these allegations and intend to defend the Mendoza Derivative Lawsuit vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to the Mendoza Derivative Lawsuit.
On July 8, 2020, the Court ordered that all proceedings in the Mendoza Derivative Lawsuit be stayed until such time as the Court has finally resolved the Mendoza Defendants’ anticipated motion to dismiss the Class Action Lawsuit. (See Note 18 for additional information).
At this stage, the Company is unable to determine whether a future loss will be incurred due to the Class Action Lawsuit or the Mendoza Derivative Lawsuit, or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of June 30, 2020.

NOTE 19 - SUBSEQUENT EVENTS
The Company evaluated subsequent events through August 10, 2020, which is the date the financial statements were available to be issued.

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
•Unfavorable macroeconomic conditions in the United States;
•Competition in the food service distribution industry, particularly the entry of new competitors into the Chinese/Asian restaurant supply market niche;
•Increases in fuel costs;
•Increases in commodity prices;
•Disruption of relationships with vendors and increases in product prices;
•U.S. government tariffs on products imported into the United States, particularly from China;
•Changes in consumer eating and dining out habits;
•Disruption of relationships with or loss of customers;
•Our ability to renew or replace the current lease of our warehouse in Georgia;
•Control of the Company by our Co-Chief Executive Officers and principal stockholders;
•Failure to retain our senior management and other key personnel, particularly Zhou Min Ni, Xiao Mou Zhang and Kong Hian Lee;
•Our ability to attract, train and retain employees;
•Changes in and enforcement of immigration laws;
•Failure to comply with various federal, state and local rules and regulations regarding food safety, sanitation, transportation, minimum wage, overtime and other health and safety laws;
•Product recalls, voluntary recalls or withdrawals if any of the products we distribute are alleged to have caused illness, been mislabeled, misbranded or adulterated or to otherwise have violated applicable government regulations;
•Failure to protect our intellectual property rights;
•Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
•The development of an active trading market for our common stock;
•Failure to acquire other distributors or wholesalers and enlarge our customer base could negatively impact our results of operations and financial condition;
•Scarcity of and competition for acquisition opportunities;
•Our ability to obtain acquisition financing;
•The impact of non-cash charges relating to the amortization of intangible assets related to material acquisitions;
•Our ability to identify acquisition candidates;
•Increases in debt in order to successfully implement our acquisition strategy;
•The effects of the COVID-19 pandemic;
•Difficulties in integrating operations, personnel, and assets of acquired businesses that may disrupt our business, dilute stockholder value, and adversely affect our operating results; and
•Other factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc.
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
Company Background and Overview
HF Foods Group Inc. (“HF Group” or the “Company”) markets and distributes fresh produce, frozen and dry food, and non- food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions region of the United States.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”) in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities.
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
Effective November 4, 2019, HF Group consummated the transactions contemplated by a merger agreement (the “B&R Global Merger Agreement”), dated as of June 21, 2019, by and among the Company, B&R Global Merger Sub Inc., a Delaware corporation (“Merger Sub”), B&R Global, the stockholders of B&R Global (the ”B&R Global Stockholders”), and Xiao Mou Zhang, as representative of the B&R Global Stockholders (the “Business Combination”). Upon the closing of the transactions contemplated by the B&R Global Merger Agreement (the “Closing”), Merger Sub merged with and into B&R Global, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. The aggregate fair value of the consideration paid by HF Group in the business combination was approximately $576,699,494, based on the closing share price at the date of Closing.
On January 17, 2020, B&R Global acquired all equity membership interests in the BRGR Subsidiaries (as defined in Note 1 to the financial statements), which own warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, which was based on independent fair market value appraisals of the properties owned by the BRGR Subsidiaries.
The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings used for warehousing and distribution purposes). As such, the acquisition of BRGR Subsidiaries would not be deemed a business combination under ASC 805 but as an asset acquisition. The total purchase price is allocated on a relative fair value basis to the net assets acquired.
Due to the acquisition of B&R Global, the financial information of the Company for the three and six month periods ended June 30, 2020 is not comparable to the same period of 2019. As such, the Company has presented our results of operations for the three and six month periods ended June 30, 2020 and 2019, as well as the unaudited pro forma combined results of operations for the three and six month periods ended June 30, 2020 and 2019. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information”.
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
Financial Overview
Our net revenue for the six months ended June 30, 2020 was $280.4 million, an increase of $130.8 million, or 87.5%, from $149.5 million for the six months ended June 30, 2019, as a result of the business combination with B&R Global on November 4, 2019. Net loss attributable to HF Group’s stockholders for the the six months ended June 30, 2020 was $343.9 million, a decrease of $346.6 million, or 12,858.9%, from net income attributable to HF Group’s stockholders of $2.7 million for the six months ended June 30, 2019, due to the significant impairment of goodwill ($338.2 million - see Note 9 to our financial statements for additional information) prompted by the impact of the COVID-19 pandemic and an increase in other non-cash charges, such as amortization of intangible assets. Adjusted EBITDA for the six months ended June 30, 2020 was $7.8 million, an increase of $0.6 million, or 9.0%, from $7.1 million for the six months ended June 30, 2019. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.
On a pro-forma basis, assuming that the Business Combination took place on January 1, 2019, our net revenue for the six months ended June 30, 2020 would have been $280.4 million, a decrease of $136.6 million, or 32.8% from $417.0 million for the six months ended June 30, 2019. Net loss attributable to HF Group’s stockholders for the six months ended June 30, 2020 would have been $343.9 million, a decrease of $348.0 million, or 8,594.4%, from net income attributable to HF Group’s stockholder of $4.0 million for the six months ended June 30, 2019. Adjusted EBITDA for the six months ended June 30, 2020 would have been $7.8 million, a decrease of $11.2 million, or 59.0%, from $19.0 million for the six months ended June 30, 2019. For additional information on our pro-forma results, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
COVID-19 Impact
For the first two months of 2020, the outbreak of COVID-19 did not have a significant impact on our business. However, we began to experience a gradual decline in sales towards the end of February and the impact began to intensify in March, especially in the final two weeks of the month.
By late March, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, the last two weeks of March led to a significant decline in net sales, negatively impacting our overall net income and adjusted EBITDA in the first quarter ended March 31, 2020. Our net sales during the last two weeks of the first quarter decreased approximately 67% compared to pro-forma sales in the same period ended March 31, 2019.
The impact of COVID-19 continued to worsen in April 2020, resulting in as much as a 75% decrease in net sales compared to pro-forma sales in the comparable prior year period and resulting in the Company making the decision to temporarily shut down the operation of a few distribution centers in North Carolina, Georgia and Florida. In response to the COVID-19 pandemic, beginning in late March 2020, we swiftly pivoted our business strategy and cost structure to reduce operating costs, strengthen our liquidity position, and secure new revenue sources. Some of the notable actions include:
•actively managing our variable costs to better align with prevailing sales volumes by instituting temporary furloughs, reducing our delivery schedules and temporarily shutting down the operation of several distribution centers, resulting in approximately 40% overall cost reduction since April 2020 as compared to pre-COVID-19 levels;
•improving working capital by focusing on receivables collection efforts while working with our vendors on temporarily extended terms;
•suspending capital expenditures and limiting maintenance and information technology projects;
•developing our proprietary e-commerce platform (www.rongchengmarkets.com) with very minimal investment to cater to consumers and meet the increasing demand for online grocery shopping in larger quantities at wholesale prices; and
•securing new partnerships with other online grocery retailers.
The above decisive actions have resulted in an overall improvement of our available line of credit that would enable the Company to confidently navigate through this unprecedented “crisis”. The Company reopened the distribution centers that were temporarily closed on April 27, 2020 and has since begun to experience a steady recovery of business volume as the COVID-19 infection curve began to flatten and fear among consumers began to subside. Weekly sales have since recovered to over 50% and 60% of pre-COVID-19 levels in the months of May and June, respectively. The recovery trend continued into the month of

July and, at the time of this report, we are now experiencing a relatively stabilized sales volume of nearly 65% of pre-COVID-19 levels on an aggregate basis. At current sales volumes and adjusted cost structures, the company is able to generate positive operating cash flows and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further.
The impact of the COVID-19 pandemic continues to evolve and, therefore, we cannot currently predict the full extent to which our business, results of operations, or financial condition, will ultimately be impacted. We do not expect economic and operating conditions for our business to recover to pre-COVID-19 levels until consumers are once again willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve. The recent resurfacing of the COVID-19 pandemic may adversely impact our sales and liquidity position.
We remain optimistic about the long-term prospects for our business. Although the timetable for returning to normalcy is unknown, we believe that our current level of sales volumes will increase over time as the effects of the COVID-19 pandemic slowly dissipate and consumer demand for food prepared away from home increases.
As the market leader in servicing the Asian/Chinese restaurant sector, we believe we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese food service industry and the current environment create opportunities for a company like HF Group, which has the necessary expertise and deep understanding of our unique customer base. We believe we are differentiated from our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed us to continue to serve our customers in these unprecedented conditions.
How to Assess HF Group’s Performance
In assessing our performance, the Company considers a variety of performance and financial measures, including principal growth in net revenue, gross profit, distribution, general and administrative expenses, and adjusted EBITDA. The key measures that the Company uses to evaluate the performance of our business are set forth below:
Net Revenue
Net revenue is equal to gross sales minus sales returns, sales incentives that the Company offers to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net sales are driven by changes in number of customers and average customer order amount, product inflation that is reflected in the pricing of our products and mix of products sold.
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
Adjusted EBITDA
The Company believes that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of the Company’s operating performance on a consistent basis from period to period and to provide for a more complete understanding of factors and trends affecting our business than U.S. GAAP measures alone can provide. Our management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, extraordinary charges, depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Our management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. The Company presents Adjusted EBITDA in order to provide supplemental information that the Company considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.
The Company defines Adjusted EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring, cost reduction, and other adjustment items. The definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. Adjusted EBITDA is not defined under U.S. GAAP and is subject to important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of HF Group’s results as reported under U.S. GAAP. For example, Adjusted EBITDA:
•excludes certain tax payments that may represent a reduction in cash available to the Company;
•does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;
•does not reflect changes in, or cash requirements for, our working capital needs; and
•does not reflect the significant interest expense, or the cash requirements, necessary to service our debt.
For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Adjusted EBITDA” below.

Results of Operations for the Three Months Ended June 30, 2020 and 2019
The following table sets forth a summary of our consolidated results of operations for the three month periods ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Changes
	2020	2019	Amount	%
Net revenue	$104,560,096	$74,718,206	$29,841,890	39.9%
Cost of revenue	83,947,312	62,206,053	21,741,259	35.0%
Gross profit	20,612,784	12,512,153	8,100,631	64.7%
Distribution, selling and administrative expenses	25,092,568	11,094,041	13,998,527	126.2%
Income (loss) from operations	(4,479,784)	1,418,112	(2,773,232)	(195.6)%
Interest income	132	152,518	(152,386)	(99.9)%
Interest expenses	(324,319)	(388,160)	63,841	(16.4)%
Other income, net	264,730	338,995	(74,265)	(21.9)%
Change in fair value of interest rate swap contracts	(1,264,254)	—	(1,264,254)	(100.0)%
Income (loss) before income tax provision	(5,803,495)	1,521,465	(7,324,960)	(481.4)%
Provision (benefit) for income taxes	(1,489,305)	460,751	(1,950,056)	(423.2)%
Net income (loss)	(4,314,190)	1,060,714	(5,374,904)	(506.7)%
Less: net income (loss) attributable to noncontrolling interest	(255,287)	37,819	(293,106)	(775.0)%
Net income (loss) attributable to HF Foods Group Inc.	$(4,058,903)	$1,022,895	$(5,081,798)	(496.8)%

Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.

The following table sets forth the breakdown of net revenue:

	For the Three Months Ended June 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$98,620,662	94.3%	$70,460,722	94.3%	$28,159,940	40.0%
Wholesale	5,939,434	5.7%	4,257,484	5.7%	1,681,950	39.5%
Total	$104,560,096	100.0%	$74,718,206	100.0%	$29,841,890	39.9%
Net revenue increased by $29.8 million, or 39.9%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was attributable primarily to the acquisition of B&R Global, which contributed $2.4 million in sales to wholesale customers and $61.5 million in sales to independent restaurants. The increase was offset by a decrease in revenue of $33.3 million in sales to independent restaurants of HF and $0.7 million of sales to wholesale customers. This decrease was due to lower sales as a result of the COVID-19 pandemic. The negative impact of the COVID-19 pandemic on our restaurant customers led to a significant decline in the net revenue for both HF and B&R Global for the three months ended June 30, 2020. For pro forma financial information, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
We conduct wholesale operations as a supplemental business to our food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the three months ended June 30, 2020 increased by $1.7 million, or 39.5%, as compared to the three months ended June 30, 2019, due to the acquisition of B&R Global.
Cost of Sales and Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Three Months Ended June 30,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$98,620,662	$70,460,722	$28,159,940	40.0%
Cost of revenue	78,415,142	58,140,065	20,275,077	34.9%
Gross profit	$20,205,520	$12,320,657	$7,884,863	64.0%
Gross Margin	20.5%	17.5%	3.0%	17.1%

Wholesale
Net revenue	$5,939,434	$4,257,484	$1,681,950	39.5%
Cost of revenue	5,532,170	4,065,988	1,466,182	36.1%
Gross profit	$407,264	$191,496	$215,768	112.7%
Gross Margin	6.9%	4.5%	2.4%	53.3%

Total sales
Net revenue	$104,560,096	$74,718,206	$29,841,890	39.9%
Cost of revenue	83,947,312	62,206,053	21,741,259	35.0%
Gross profit	$20,612,784	$12,512,153	$8,100,631	64.7%
Gross Margin	19.7%	16.7%	3.0%	18.0%
Cost of revenue was $83.9 million for the three months ended June 30, 2020, an increase of $21.7 million, or 35.0%, from $62.2 million for the three months ended June 30, 2019. The increase was mainly attributable to the acquisition of B&R Global, with $50.2 million and $2.2 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $30.7 million cost of revenue due to reduced sales resulting from the COVID-19 pandemic.
Gross profit was $20.6 million for the three months ended June 30, 2020, an increase of $8.1 million, or 64.7%, from $12.5 million for the three months ended June 30, 2019. The increase was attributable primarily to the acquisition of B&R Global, with $11.3 million and $0.2 million in gross profit derived from sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $3.4 million cost of revenue for the sales to independent restaurants of HF resulting from the decrease in sales.
Gross margin increased from 16.7% for the three months ended June 30, 2019 to 19.7% for the three months ended June 30, 2020, attributable mainly to a margin increase in second quarter of 2020 due primarily to two factors: (1) elimination of lower margin sales to the buffet restaurants still severely impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin; and (2) sell-through of existing lower cost inventories at a higher gross margin in second quarter of 2020 in line with the general increase in food prices.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses were $25.1 million and $11.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, representing a $14.0 million, or 126.2%, increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed $11.7 million, amortization expense of $2.7 million relating to the intangible assets acquired from the Business Combination, $1.4 million non-recurring legal expenses associated with the defense of the securities class action lawsuit (See Note 18) and special internal investigation, and $1.9 million attributed to special accounts receivable reserve accrual. The overall increase was offset by a decrease of $3.7 million cost reduction in deliveries charges as a result of the outbreak of COVID-19.
Interest Expenses
Interest expenses are primarily derived from lines of credit, finance leases, and long-term debts. Interest expenses were $0.3 million for the three months ended June 30, 2020, a decrease of $0.1 million, or 16.4%, compared with $0.4 million for the three months ended June 30, 2019. The decrease was mainly attributable to an overall reduction in line of credit utilization, lower interest rates, and the reclassification of fair value of interest rate swaps from interest expense to change in fair value of interest rate swap contracts of $0.6 million. The decrease was offset by additional interest expense of $0.8 million resulting from the Business Combination with B&R Global and the Realty Acquisition.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.3 million for the three months ended June 30, 2020 and 2019.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts. See Note 10 for more details.
Income Tax Provision (Benefit)
Provision for income taxes decreased by $2.0 million of 423.2%, from $0.5 million for the three months ended June 30, 2019 to a tax benefit of $1.5 million for the three months ended June 30, 2020, as a result of the decrease in income before income tax provision.
Net Income (Loss) Attributable to Noncontrolling interest
Net income (loss) attributable to noncontrolling interest was derived from four minority owned subsidiaries and decreased by $0.3 million, or 775.0%, from net income of $0.04 million for the three months ended June 30, 2019 to a net loss of $0.3 million for the three months ended June 30, 2020. The decrease was mainly due to net loss attributable to noncontrolling interest of $0.2 million brought in by B&R Global for the three months ended June 30, 2020.
Net Income (Loss) Attributable to Our Stockholders

As a result of all analysis above, net income attributable to our stockholders was $1.0 million and net loss attributable to our stockholders was $4.1 million for the three months ended June 30, 2019 and for the three months ended June 30, 2020, respectively.
Adjusted EBITDA
The following table sets forth of the calculation of adjusted EBITDA and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the three months ended June 30,		Change
	2020	2019	Amount	%
Net income (loss)	$(4,314,190)	$1,060,714	$(5,374,904)	(506.7)%
Interest expenses	324,319	388,160	(63,841)	(16.4)%
Income tax provision (benefit)	(1,489,305)	460,751	(1,950,056)	(423.2)%
Depreciation and amortization	4,335,932	727,423	3,608,509	496.1%
Change in fair value of interest rate swap contracts	1,264,254	—	1,264,254	100.0%
COVID-19 bad debt reserve	1,886,781	—	1,886,781	100.0%
Non-recurring expenses*	1,405,671	1,000,000	405,671	40.6%
Adjusted EBITDA	$3,413,462	$3,637,048	$(223,586)	(6.1)%
Percentage of revenue	3.3%	4.9%	(1.6)%	(32.7)%
* For the three months ended June 30, 2019, non-recurring expenses represented the amount accrued for potential loss contingency relating to a negligence claim for damages. The claim was subsequently settled in November 2019 in the amount of $0.4 million. For the three months ended June 30, 2020, non-recurring expenses comprised of $1.4 million for legal fees related to the defense of class action lawsuit and internal investigation stemming from the lawsuit (see Note 18 for additional information).
Adjusted EBITDA was $3.4 million for the three months ended June 30, 2020, an decrease of $0.2 million, or 6.1%, compared to $3.6 million for the three months ended June 30, 2019, resulting mainly from the $5.4 million decrease in net income partially offset by $3.6 million more in depreciation and amortization from intangible and fixed assets associated with the acquisition of B&R Global and BRGR Subsidiaries and increase in non-recurring expenses associated with the legal defense of the class action lawsuit, cost for the internal investigation, and a special reserve for doubtful accounts receivable due to COVID-19 pandemic's disruption on the payment schedules of customers.
Results of Operations for the Six Months Ended June 30, 2020 and 2019
The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Changes
	2020	2019	Amount	%
Net revenue	$280,363,432	$149,519,228	$130,844,204	87.5%
Cost of revenue	230,775,603	124,300,219	106,475,384	85.7%
Gross profit	49,587,829	25,219,009	24,368,820	96.6%
Distribution, selling and administrative expenses	54,499,161	21,459,213	33,039,948	154.0%
Income (loss) from operations	(4,911,332)	3,759,796	(8,671,128)	(230.6)%
Interest income	263	304,467	(304,204)	(99.9)%
Interest expenses	(2,275,888)	(725,118)	(1,550,770)	213.9%
Goodwill impairment loss	(338,191,407)	—	(338,191,407)	(100.0)%
Other income, net	670,380	623,530	46,850	7.5%
Change in fair value of interest rate swap contracts	(1,264,254)	—	(1,264,254)	(100.0)%
Income (loss) before income tax provision	(345,972,238)	3,962,675	(349,934,913)	(8,830.8)%
Provision (benefit) for income taxes	(1,971,516)	1,108,390	(3,079,906)	(277.9)%
Net income (loss)	(344,000,722)	2,854,285	(346,855,007)	(12,152.1)%
Less: net income (loss) attributable to noncontrolling interest	(57,877)	158,577	(216,454)	(136.5)%
Net income (loss) attributable to HF Foods Group Inc.	$(343,942,845)	$2,695,708	$(346,638,553)	(12,858.9)%

Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the six months ended June 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$265,892,979	94.8%	$140,583,856	94.0%	$125,309,123	89.1%
Wholesale	14,470,453	5.2%	8,935,372	6.0%	5,535,081	61.9%
Total	$280,363,432	100.0%	$149,519,228	100.0%	$130,844,204	87.5%
Net revenue increased by $130.8 million, or 87.5%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was attributable primarily to the acquisition of B&R Global, which contributed $6.6 million in sales to wholesale customers and $170.2 million in sales to independent restaurants. The increase was offset by a decrease in revenue of $44.9 million in sales to independent restaurants of HF and $1.0 million of sales to wholesale customers. This decrease was due to lower sales as a result of the COVID-19 pandemic. The negative impact of the COVID-19 pandemic on our restaurant customers starting the last two weeks of March 2020 through the end of June 2020 led to a significant decline in the net revenue for both HF and B&R Global for the six months ended June 30, 2020. See the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
We conduct wholesale operations as a supplemental business to our food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the six months ended June 30, 2020 increased by $5.5 million, or 61.9%, as compared to the six months ended June 30, 2019, due to the acquisition of B&R Global.
Cost of Sales and Gross Profit

The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Six Months Ended June 30,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$265,892,979	$140,583,856	$125,309,123	89.1%
Cost of revenue	217,144,426	115,700,311	101,444,115	87.7%
Gross profit	$48,748,552	$24,883,545	$23,865,007	95.9%
Gross Margin	18.3%	17.7%	0.6%	3.4%

Wholesale
Net revenue	$14,470,453	$8,935,372	$5,535,081	61.9%
Cost of revenue	13,631,177	8,599,908	5,031,269	58.5%
Gross profit	$839,277	$335,464	$503,813	150.2%
Gross Margin	5.8%	3.8%	2.0%	52.6%

Total sales
Net revenue	$280,363,432	$149,519,228	$130,844,204	87.5%
Cost of revenue	230,775,603	124,300,219	106,475,384	85.7%
Gross profit	$49,587,829	$25,219,009	$24,368,820	96.6%
Gross Margin	17.7%	16.9%	0.8%	4.7%
Cost of revenue was $230.8 million for the six months ended June 30, 2020, an increase of $106.5 million, or 85.7%, from $124.3 million for the six months ended June 30, 2019. The increase was mainly attributable to the acquisition of B&R Global, with $141.8 million and $6.1 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $41.4 million cost of revenue due to reduced sales resulting from the COVID-19 pandemic.
Gross profit was $49.6 million for the six months ended June 30, 2020, an increase of $24.4 million, or 96.6%, from $25.2 million for the six months ended June 30, 2019. The increase was attributable primarily to B&R Global, with $28.5 million and $0.5 million in gross profit derived from sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease $4.6 million cost of revenue for the sales to independent restaurants of HF resulting from the decrease in sales.
Gross margin increased from 16.9% for the six months ended June 30, 2019 to 17.7% for the six months ended June 30, 2020, attributable mainly to a margin increase in the second quarter of 2020 primarily due to two factors: (1) elimination of lower margin sales to the buffet restaurants still impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin; and (2) sell-through of existing lower cost inventories at a higher gross margin in the second quarter of 2020 in line with the general increase in food prices.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses were $54.5 million and $21.5 million for the six months ended June 30, 2020 and the six months ended June 30, 2019, respectively, representing a $33.0 million, or 154.0%, increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed $28.2 million, and the amortization expense of $5.5 million relating to the intangible assets acquired from the Business Combination, $1.4 million non-recurring legal expenses associated with the defense of the securities class action lawsuit (See Note 18) and special internal investigation, and $1.9 million attributed to special accounts receivable reserve accrual. The overall increase was offset by a decrease of $3.7 million cost reduction in deliveries charges as a result of the outbreak of COVID-19.
Interest Expense

Interest expense are primarily generated from lines of credit, capital leases, and long-term debt. Interest expenses was $2.3 million for the six months ended June 30, 2020, an increase of $1.6 million, or 213.9%, compared with $0.7 million for the six months ended June 30, 2019. The increase was mainly attributable to increased lines of credit usage after the business combination with B&R Global and additional long-term debt with B&R Realty Subsidiaries, with total interest expenses of $1.8 million for the six months ended June 30, 2020.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the six months ended June 30, 2020 and nil for the six months ended June 30, 2019. See Note 9 to our financial statements for additional information.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.7 million for the six months ended June 30, 2020, an increase of $0.1 million, or 7.5%, compared with $0.6 million for the six months ended June 30, 2019.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts. See note 10 for more detail.
Income Tax Provision (Benefit)
Provision for income taxes decreased by $3.1 million, or 277.9%, from $1.1 million for the six months ended June 30, 2019 to a tax benefit of $2.0 million for the six months ended June 30, 2020, as a result of the decrease in income before income tax provision.
Net Income (Loss) Attributable to Noncontrolling interest
Net income attributable to noncontrolling interest was derived from four minority owned subsidiaries and decreased by $0.22 million, or 136.5%, from 0.16 million for the six months ended June 30, 2019 to net loss attributable to noncontrolling interest of $(0.06) million for the six months ended June 30, 2020. The decrease was mainly due to the Business Combination with B&R Global, net loss attributable to noncontrolling interest of $0.14 million for the six months ended June 30, 2020.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net income attributable to our stockholders was $2.7 million and net loss attributable to our stockholders was $343.9 million for the six months ended June 30, 2019 and for the six months ended June 30, 2020, respectively.
Adjusted EBITDA
The following table sets forth of the calculation of adjusted EBITDA and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the Six Months Ended June 30,		Changes
	2020	2019	Amount	%
Net income (loss)	$(344,000,722)	$2,854,285	$(346,855,007)	(12,152.1)%
Interest expense	2,275,888	725,118	1,550,770	213.9%
Income tax provision (benefit)	(1,971,516)	1,108,390	(3,079,906)	(277.9)%
Depreciation and amortization	8,710,012	1,434,819	7,275,193	507.0%
Goodwill impairment loss	338,191,407	—	338,191,407	100.0%
Change in fair value of interest rate swap contracts	1,264,254	—	1,264,254	100.0%
COVID-19 bad debt reserve	1,886,781	—	1,886,781	100.0%
Non-recurring expenses*	1,405,671	1,000,000	405,671	40.6%
Adjusted EBITDA	$7,761,775	$7,122,612	$639,163	9.0%
Percentage of revenue	2.8%	4.8%	(2.0)%	(41.7)%
* For the six months ended June 30, 2019, non-recurring expenses represented a non-recurring expense accrued for potential loss contingency relating to negligence claim(s) for damages. This claim was settled in November 2019 in the amount of $0.4 million. For the six months ended June 30, 2020, non-recurring expenses comprised of $1.4 million of legal fee related to the defense of the class action lawsuit and internal investigation stemming from the lawsuit (see Note 18 for additional information).
Adjusted EBITDA was $7.8 million for the six months ended June 30, 2020, an increase of $0.6 million, or 9.0%, compared to $7.1 million for the six months ended June 30, 2019, resulting mainly from the $8.7 million decrease in net income (excluding goodwill impairment loss), partially offset by a $1.6 million increase in interest expense due to an increased line of credit and long-term debt, and an additional $7.3 million depreciation and amortization from intangible and fixed assets associated with acquisition of B&R Global and B&R Realty Subsidiaries.

Supplemental Unaudited Pro Forma Combined Financial Information
As described above, the Company completed the Business Combination with B&R Global on November 4, 2019. For comparative purposes, the Company is presenting supplemental unaudited pro forma combined statements of operations for the three and six month periods ended June 30, 2020 and 2019. The unaudited pro forma combined statements of operations for these periods present our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred on January 1, 2019. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined tables below in connection with the Business Combination.
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

Unaudited Pro Forma Results of Operations
The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	For the Three Months Ended June 30, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined
Net revenue	$74,718,206	$133,315,246	$—		$208,033,452
Net income	$1,060,714	$3,322,280	$(2,722,575)	(1)	$1,660,419
NetiIncome attributable to HF Foods Group Inc.	$1,022,895	$3,070,355	$(2,722,575)		$1,370,675
(1)Includes intangibles asset amortization expense of $2,722,575 for the three months ended June 30, 2019.

	For the Six Months Ended June 30, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined
Net revenue	$149,519,228	$267,469,590	$—		$416,988,818
Net income	$2,854,285	$7,175,659	$(5,445,150)	(1)	$4,584,794
Net income attributable to HF Foods Group Inc.	$2,695,708	$6,798,476	$(5,445,150)		$4,049,034
(1)Includes intangibles asset amortization expense of $5,445,150 for the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had cash of approximately $8.6 million. We have funded working capital and other capital requirements primarily by equity contributions from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to repay debts.
On April 18, 2019, we and our operating subsidiaries Han Feng, New Southern Food Distributors and Kirnland entered into a credit agreement with East West Bank, which replaced our prior credit agreement with East West Bank. The credit agreement provides a $25,000,000 revolving credit facility which was due August 18, 2021, accrued interest based on the prime rate less 0.375%, or 2.20% above LIBOR, but in no event less than 4.214% per annum, and was secured by virtually all assets of the Company and our domestic subsidiaries. On November 4, 2019, the East West Bank revolving credit facility loan was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the merger with B&R, as described below.
On November 4, 2019, we entered into an Amended and Restated Credit Agreement with JP Morgan (the "First Amended Credit Agreement"). The First Amended Credit Agreement provided for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and (b) mortgage-secured term loans of $55.4 million.
On January 17, 2020, the Company, B&R Global, and the Borrowers, and certain material subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) by and among JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement provided for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Facility”), and (b) mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amended and restated the existing $55.0 million of real estate term loans under the First Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement in the amount of $41.2 million was rolled over and an additional $18.7 million available to the Company under the Facility was drawn. The Company used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the Acquisition of the B&R Realty Subsidiaries, as noted above. Borrowings under the Second Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries

(including permitted acquisitions). As of June 30, 2020, $101.2 million was outstanding under the Second Amended Credit Agreement. Borrowings under the Facility bear interest at a floating rate, which will be, at the Borrowers’ option, either LIBOR plus 1.375%, or a base rate of prime rate minus 1.125%. The mortgage-secured Term Loans bear interest at a floating rate which will be, at the Borrowers’ option, either LIBOR plus 1.875%, or a base rate of prime rate minus 0.625%. A commitment fee of 0.15% is payable monthly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitments under the Facility. The Borrowers are obligated to pay monthly installments on the mortgage-secured Term Loans in the amount of $252,000.00, with a final installment of the remaining principal balance of the Term Loans due on January 17, 2030, the Term Loan Maturity Date.
Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the food service distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of June 30, 2020. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise which might result in shortfalls to what is anticipated, such as the demand for our products, economic conditions, the competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
We, however, make no assurance that we will be able to raise any additional capital in the future on satisfactory terms or at all. Our continued access to sources of liquidity depends on multiple factors, including economic conditions, the condition of financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. In addition, the effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us.
The following table sets forth cash flow data for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$32,417,651	$2,070,308
Net cash used in investing activities	(94,123,153)	(4,744,301)
Net cash provided by financing activities	55,732,235	4,156,578
Net increase (decrease) in cash and cash equivalents	$(5,973,267)	$1,482,585
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $32.4 million for the six months ended June 30, 2020, an increase of $30.3 million, or 1,466%, compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 2019. The increase was primarily the result of newly acquired B&R Global with total net cash provided by operating activities of $16.2 million. The remaining increase is a combined result of an increase of $20.4 million from changes in working capital items mainly resulting from changes in net income, gain from disposal of equipment, loss from derivative instruments, accounts receivable, advances to suppliers – related parties, other current assets, advances from customers – related parties, inventories, accrued expenses and depreciation and amortization expense which were offset by a decrease of $6.3 million in deferred tax benefit, other long term assets, accounts payable, and accounts payable - related parties and income tax payable.
Investing Activities
Net cash used in investing activities was approximately $94.1 million for the six months ended June 30, 2020, an increase of $89.4 million, or 1,883.9%, compared to $4.7 million net cash used in investing activities for the six months ended June 30, 2019. The increase was primarily due to payment made to acquire B&R Realty Subsidiaries of $94.1 million. The increase was offset by a combined result of decreased cash paid for the purchase of property and equipment of $5.1 million, decrease in cash received from notes receivable to third parties and related parties of $0.1 million, offset by a decrease in cash proceeds from the disposal of equipment of $0.2 million.

Financing Activities
Net cash provided by financing activities was approximately $55.7 million for the six months ended June 30, 2020, an increase of $51.6 million, or 1,240.8%, compared with $4.2 million of net cash used in financing activities for the six months ended June 30, 2019. The increase was due primarily as a result of the newly acquired $75.6 million in mortgage-backed term loans to fund B&R Realty Acquisition. The increase was offset by an increased utilization of our line of credit from $260.8 million to $274.2 million, and increased repayment of $1.8 million of  long term debt and an increase of $7.4 million in repayment of bank overdrafts.
Commitments and Contractual Obligations
The following table presents the company’s material contractual obligations as of June 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$31,953,659	$31,953,659	$—	$—	$—
Long-term debt	96,531,591	7,802,869	10,410,214	7,529,022	70,789,486
Promissory note payable - related party	7,000,000	—	—	—	7,000,000
Finance lease obligations	1,424,053	373,715	676,502	373,836	—
Operating lease obligations	896,606	355,148	521,762	19,696	—
Total	$137,805,909	$40,485,391	$11,608,478	$7,922,554	$77,789,486
On July 2, 2018, AnHeart Inc., a wholly-owned subsidiary of HF Holding ("AnHeart"), entered into two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The leases were on triple net basis, meaning AnHeart is required to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the planned construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. The 275 Fifth Avenue lease includes an option to extend the term for an additional 10 years. Under the leases, HF Holding delivered two letters of credit in favor of the Landlord, one in the amount of $213,000 as security for AnHeart’s obligations under the lease at 273 Fifth Avenue, and the second in the amount of $115,500 with respect to 275 Fifth Avenue. The Company entered into the leases with the planned purpose of expanding its product lines to include Chinese herb supplements and to use the sites to develop into a hub for such products. The Company has since determined to cease this business expansion.
On February 23, 2019, the Company executed an agreement to divest all of the ownership interest in AnHeart to Ms. Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was disclosed and landlord consent was obtained. However, the divestment of ownership did not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart executed a security agreement which grants us a security interest in AnHeart assets and contains a covenant to assign the leases to HF Group if AnHeart defaults on the original lease agreements. Further, Ms. An has tendered an unconditional guaranty of all liabilities arising under the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with U.S. GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three and six month periods ended June 30, 2020.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2, Recent Accounting Pronouncements, in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position.
As of June 30, 2020, our aggregate floating rate debt’s outstanding principal balance was $121.7 million, consisting of long-term debt and revolving lines of credit (See Notes 11 and 12). Given the historically low interest rate environment triggered by the COVID-19 pandemic, the Company adopted a more active cash flow hedge strategy to capitalize on the multi-year low interest rate and to mitigate potential rate increases through an interest rate swap contract executed with JP Morgan Chase Bank on June 24, 2020 (the "JPM IRS"). The JPM IRS contract effectively locked in the Company's future interest rate expense at aggregate rate of 2.288% per annum on the prevailing balance of the above-mentioned term loan and 1.788% per annum for a portion of the revolving line of credit up to an aggregate amount of $80 million during the contract period (see Note 11, Debt). As of June 30, 2020, approximately 71% of our floating rate debts have been effectively hedged for the period from June 30, 2021 to June 30, 2025, inclusive (See Note 10). The remaining 29% of our floating rate debt bore interest rates based on floating 1-month LIBOR plus the bank spreads. A hypothetical 1% fluctuation in the applicable rate would cause the interest expense on our unhedged floating rate debt to change by approximately $0.3 million per year.
Fuel Price Risk
We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and prices in the current quarter are lower than in the comparable period of 2019. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
The Company does not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and improving fleet utilization.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2019, we identified weaknesses and control deficiencies in our internal control over financial reporting. The weaknesses identified include: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experience related to complex transactions; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective as of June 30, 2020. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with U.S. GAAP.

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
Changes in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was ineffective due to material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses identified includes: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. In order to address and resolve the foregoing material weakness, during the six months ended June 30, 2020, we continued to improve on our U.S. GAAP and SEC reporting knowledge relating to complex transactions and added additional resources both in terms of systems and manpower to improve our internal control over financial reporting.
The measures we have implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the weaknesses identified and described above will continue to exist.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Various labor and employment lawsuits were filed by former employees against FUSO, NBT, and HRT, alleging these entities failed to provide proper meal and rest breaks, as well as other related violations. These entities deny all the allegations. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for these matters on its consolidated financial statements as of June 30, 2020 and 2019.
On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the “Class Action Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Class Action Defendants”) for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.). On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and a motion for lead plaintiff and lead plaintiff’s counsel is pending. The complaints both allege that the Defendants made materially false and/or misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the consolidated actions vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated actions.
On June 15, 2020, Mendoza filed a shareholder derivative lawsuit on behalf of the Company as a nominal defendant (the “Mendoza Derivative Lawsuit”) in the United States District Court for the Central District of California against certain of the Company’s present and former directors and officers, (collectively, the “Mendoza Derivative Defendants”) styled Mendoza v. Zhou Min Ni, et al., Civil Action No. 2:20-CV-5300-ODW-JPR (C.D. Cal.). The complaint in the Mendoza Derivative Lawsuit is based largely on the same allegations set forth in the Class Action Lawsuit discussed above and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties , unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Mendoza Derivative Lawsuit does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, Mendoza seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. The Mendoza Derivative Defendants and the Company dispute these allegations and intend to defend the Mendoza Derivative Lawsuit vigorously. On July 8, 2020, the Court ordered that all proceedings in the Mendoza Derivative Lawsuit be stayed until such time as the Court has finally resolved the Mendoza Defendants’ anticipated motion to dismiss the Class Action Lawsuit. At this stage, the Company is unable to determine whether a future loss will be incurred due to the Mendoza Derivative Lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 10, 2020