Form 10-Q
period 2020-09-30
HF Foods Group Inc.
filed 2020-11-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2020, the registrant had 51,913,411 shares of common stock outstanding.

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$9,180,314	$14,538,286
Accounts receivable, net	24,511,153	50,027,134
Accounts receivable - related parties, net	883,331	4,202,870
Inventories, net	61,691,395	77,531,854
Advances to suppliers - related parties, net	297,848	745,135
Other current assets	4,704,736	4,374,338
TOTAL CURRENT ASSETS	101,268,777	151,419,617

Property and equipment, net	138,107,128	37,538,147
Security deposits - related parties	—	591,380
Operating lease right-of-use assets	693,982	17,155,584
Long-term investments	2,361,888	2,296,276
Intangible assets, net	178,520,225	186,687,950
Goodwill	68,511,941	406,703,348
Deferred tax assets	75,411	78,993
Other long-term assets	349,662	372,499
TOTAL ASSETS	$489,889,014	$802,843,794

CURRENT LIABILITIES:
Bank overdraft	$5,548,970	$14,952,510
Lines of credit	25,208,939	41,268,554
Accounts payable	33,685,243	39,689,911
Accounts payable - related parties	2,663,255	4,521,356
Advances from customers - related parties	6,147	—
Current portion of long-term debt, net	7,736,016	2,726,981
Current portion of obligations under finance leases	292,917	280,243
Current portion of obligations under operating leases	264,335	4,322,503
Accrued expenses and other liabilities	5,212,229	2,610,538
Obligations under interest rate swap contracts	1,357,434	73,158
TOTAL CURRENT LIABILITIES	81,975,485	110,445,754

Long-term debt, net	87,372,668	18,535,016
Promissory note payable - related party	7,000,000	—
Obligations under finance leases, non-current	832,973	1,053,166
Obligations under operating leases, non-current	429,647	12,833,081
Deferred tax liabilities	49,144,170	52,320,045
TOTAL LIABILITIES	226,754,943	195,187,062

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized , no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,050,211 shares issued, and 52,145,096 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	5,305	5,305
Treasury Stock, at cost, 905,115 shares as of September 30, 2020 and December 31, 2019, respectively	(12,038,030)	(12,038,030)
Additional paid-in capital	599,617,009	599,617,009
Retained earnings (accumulated deficit)	(328,742,988)	15,823,661
Total shareholders’ equity attributable to HF Foods Group Inc.	258,841,296	603,407,945
Noncontrolling interests	4,292,775	4,248,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOTAL SHAREHOLDERS’ EQUITY	263,134,071	607,656,732
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,889,014	$802,843,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Net revenue - third parties	$137,631,565	$70,568,373	$409,375,346	$211,520,517
Net revenue - related parties	2,287,377	5,130,504	10,907,028	13,697,588
TOTAL NET REVENUE	139,918,942	75,698,877	420,282,374	225,218,105

Cost of revenue - third parties	112,535,923	58,598,428	335,147,332	174,634,207
Cost of revenue - related parties	2,220,161	4,908,301	10,384,355	13,172,741
TOTAL COST OF REVENUE	114,756,084	63,506,729	345,531,687	187,806,948

GROSS PROFIT	25,162,858	12,192,148	74,750,687	37,411,157

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	25,050,419	9,969,785	79,549,580	31,428,998

INCOME (LOSS) FROM OPERATIONS	112,439	2,222,363	(4,798,893)	5,982,159

Other Income (Expenses)
Interest income	133	113,930	396	418,397
Interest expenses	(840,851)	(482,099)	(3,116,739)	(1,207,217)
Goodwill impairment loss	—	—	(338,191,407)	—
Other income	270,452	281,619	940,832	905,149
Change in fair value of interest rate swap contracts	(20,022)	—	(1,284,276)	—
Total Other Income (Expenses), net	(590,288)	(86,550)	(341,651,194)	116,329

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(477,849)	2,135,813	(346,450,087)	6,098,488

PROVISION (BENEFIT) FOR INCOME TAXES	(80,910)	607,142	(2,052,426)	1,715,532

NET INCOME (LOSS)	(396,939)	1,528,671	(344,397,661)	4,382,956

Less: net income attributable to noncontrolling interests	226,865	181,106	168,988	339,683

NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$(623,804)	$1,347,565	$(344,566,649)	$4,043,273

Earnings (loss) per common share - basic and diluted	$(0.01)	$0.06	$(6.61)	$0.18

Weighted average shares - basic and diluted	52,145,096	22,258,557	52,145,096	22,198,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and nine month ended September 30, 2020 and 2019
(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2020	52,145,096	$5,305	(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	—	—	—	—	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	—	—	—	—	—	—	(125,000)	(125,000)
Balance at March 31, 2020	52,145,096	5,305	(12,038,030)	599,617,009	(324,060,281)	263,524,003	4,321,197	267,845,200
Net loss	—	—	—	—	(4,058,903)	(4,058,903)	(255,287)	(4,314,190)
Balance at June 30, 2020	52,145,096	5,305	(12,038,030)	599,617,009	(328,119,184)	259,465,100	4,065,910	263,531,010
Net income (loss)	—	—	—	—	(623,804)	(623,804)	226,865	(396,939)
Balance at September 30, 2020	52,145,096	$5,305	(12,038,030)	$599,617,009	$(328,742,988)	$258,841,296	$4,292,775	$263,134,071

Balance at January 1, 2019	22,167,486	$2,217	—	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income	—	—	—	—	1,672,813	1,672,813	120,758	1,793,571
Balance at March 31, 2019	22,167,486	2,217	—	22,920,603	12,106,797	35,029,617	1,225,436	36,255,053
Net income	—	—		—	1,022,895	1,022,895	37,819	1,060,714
Distribution to shareholders	—	—		—	—	—	(90,000)	(90,000)
Balance at June 30, 2019	22,167,486	2,217	—	22,920,603	13,129,692	36,052,512	1,173,255	37,225,767
Net income	—	—	—	—	1,347,565	1,347,565	181,106	1,528,671
Exercise of Stock Options	182,725	18	—	(18)	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	(905,115)	—	(12,038,030)	—	—	(12,038,030)	—	(12,038,030)
Distribution to shareholders	—	—	—	—	—	—	(90,000)	(90,000)
Balance at September 30, 2019	21,445,096	$2,235	(12,038,030)	$22,920,585	$14,477,257	$25,362,047	$1,264,361	$26,626,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income (loss)	$(344,397,661)	$4,382,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,479,736	2,173,723
Goodwill impairment loss	338,191,407	—
Gain from disposal of equipment	(24,681)	(68,626)
Allowance for doubtful accounts	2,024,471	(50,090)
Allowance for inventories	119,737	—
Deferred tax expense (benefit)	(3,172,293)	147,117
Income from equity method investment	(65,612)	—
Change in fair value of interest rate swap contracts	1,284,276	—
Changes in operating assets and liabilities:
Accounts receivable, net	23,306,471	1,366,791
Accounts receivable - related parties, net	3,319,539	(385,352)
Inventories, net	15,720,722	(7,650,285)
Advances to suppliers - related parties, net	447,287	536,343
Other current assets	(294,372)	(1,107,448)
Security deposit - related parties	58,880	—
Other long-term assets	(3,512)	100,472
Accounts payable	(6,097,690)	1,254,651
Accounts payable - related parties	(1,858,101)	355,930
Operating lease liability	(291,659)	—
Income tax payable	—	13,343
Accrued expenses and other liabilities	2,564,201	(626,901)
Net cash provided by operating activities	44,311,146	442,624

Cash flows from investing activities:
Purchase of property and equipment	(410,288)	(5,381,138)
Proceeds from disposal of equipment	160,659	275,699
Cash received from notes receivable	—	290,071
Payment made for notes receivable	—	(108,750)
Proceeds from long-term notes receivable to related parties	—	386,358
Payment made for long-term notes receivable to related parties	—	(260,933)
Payment made for acquisition of B&R Realty, net	(94,004,068)	—
Net cash used in investing activities	(94,253,697)	(4,798,693)

Cash flows from financing activities:
Repayment of bank overdraft	(9,403,540)	—
Proceeds from lines of credit	411,386,096	15,364,481
Repayment of lines of credit	(427,544,110)	(11,694,146)
Proceeds from long-term debt	75,600,006	6,100,878
Repayment of long-term debt	(5,121,353)	(3,605,740)
Repayment of obligations under finance leases	(207,520)	(315,393)
Cash distribution to shareholders	(125,000)	(180,000)
Net cash provided by financing activities	44,584,579	5,670,080

Net increase (decrease) in cash	(5,357,972)	1,314,011
Cash at beginning of the period	14,538,286	5,489,404
Cash at end of the period	$9,180,314	$6,803,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Organization and General
HF Foods Group Inc. and subsidiaries (collectively “HF Group”, or the “Company”) markets and distributes fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions in the United States.
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
•Chinesetg, Inc. (“Chinesetg”)
•New Southern Food Distributors, Inc. (“NSF”)
•B&B Trucking Services, Inc. (“BB”)
•Kirnland Food Distribution, Inc. (“Kirnland”)
•HG Realty LLC (“HG Realty”)
In accordance with Financial Accounting Standards Board’s (“FASB") Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Agreement has been accounted for as a transaction among entities under common control since the same shareholders controlled all these 11 entities prior to the execution of the Agreement. The consolidated financial statements of the Company have been prepared to report results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period presented, in this case January 1, 2018. Results of operations for the period presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period. By eliminating the effects of intra-entity transactions in determining the results of operations for the period before the combination, those results were on substantially the same basis as the results of operations for the period after the date of combination. The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of revenue for periods presented and on retained earnings at the beginning of the periods presented are eliminated to the extent possible. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.
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
HF Holding Entities Organized Post-Atlantic Merger
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
Formed in 2014 as a holding company to acquire and consolidate the various operating entities (listed below) under one roof, B&R Global, through its subsidiaries, supplies food items to approximately 6,800 restaurants across 11 Western states, and combined with HF Group, creates what the Company believes is the largest food distributor to Asian restaurants in the United States. The combined entity now has 14 distribution centers strategically located in nine states across the Southeast, Pacific and Mountain West regions of the United States and operates a fleet of over 340 refrigerated vehicles. With approximately 960 employees supported by two call centers in China, HF Group now serves over 10,000 restaurants in 21 states and provides round-the-clock sales and service support to its customers, who mainly converse in Mandarin or Chinese dialects.

The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company

Subsidiaries:
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Food service distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Food service distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Food service distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Food service distributor
R & C Trading L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Food service distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Food service distributor
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Food service distributor
Min Food, Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Food service distributor
B&R Group Logistics Holding, LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Logistic service provider
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Food service distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Food service distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing company
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
American Fortune Foods, Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Lin’s Distribution Inc., Inc. (“LIN”)	February 2, 2010	Utah, USA	100%	Logistic service provider
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing company
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
Yi Z Service, LLC (“YZ”)	October 2, 2017	California, USA	100%	Logistic service provider
Golden Well, Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Kami Trading, Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Royal Service, Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
MF Food Services, Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider
*At the acquisition date and as of September 30, 2020, B&R Global consolidates FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2019 and 2018. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
As of September 30, 2020 and December 31, 2019, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIE's activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows are as follows:

	September 30, 2020	December 31, 2019
Current assets	$386,051	$158,184
Non-current assets	137,477	301,803
Total assets	$523,528	$459,987

Current liabilities	$776,918	$805,666
Non-current liabilities	46,008	69,321
Total liabilities	$822,926	$874,987

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net revenue	$531,194	$—	$1,612,999	$—
Net income	$16,157	$—	$115,602	$—

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$32,697	$—	$366,899	$—
Net cash used in financing activities	(15,359)	—	(260,971)	—
Net increase in cash and cash equivalents	$17,338	$—	$105,928	$—
Noncontrolling Interests
U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.
As of September 30, 2020 and December 31, 2019, noncontrolling interests consisted of the following:

Name of Entity	Percentage of noncontrolling interest ownership	September 30, 2020	December 31, 2019
Kirnland	33.33%	$1,417,443	$1,292,623
MIN	39.75%	928,533	896,980
MS	35.00%	458,496	459,126
OW	32.50%	1,488,303	1,600,058
Total		$4,292,775	$4,248,787
Uses of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment and intangible assets, lease assumptions, impairment of long-lived assets, long-term investments, and goodwill, the purchase price allocation and fair value of noncontrolling interests with respect to business combinations, realization of deferred tax assets, and uncertain income tax positions.
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents.
Accounts Receivable
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of September 30, 2020 and December 31, 2019, the allowances for doubtful accounts were $1,373,921 and $623,970, respectively.
Inventories
The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of September 30, 2020 and December 31, 2019, the valuation allowance was $136,665 and $16,928, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

	Estimated useful lives (years)
Automobiles	3	—	7
Buildings and improvements	7	—	39
Furniture and fixtures	4	—	10
Machinery and equipment	3	—	10
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
Transaction costs associated with business combinations are expensed as incurred, and are included in distribution, selling and administrative expenses in the Company’s consolidated statements of operations. The results of operations of the businesses that the Company acquired are included in the Company’s consolidated financial statements from the date of acquisition.
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
The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350 (“ASC 350”), Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates that the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
The Company follows ASC Topic 321 (“ASC 321”), Investments – Equity Securities, using the measurement alternative to measure investments in investees that do not have readily determinable fair value and over which the Company does not have significant influence at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company makes a qualitative assessment of whether the investment is impaired at each reporting date. If a qualitative assessment indicates that the investment is impaired, the Company has to estimate the investment’s fair value in accordance with the principles of ASC Topic 820 (“ASC 820”), Fair

Value Measurements and Disclosures. If the fair value is less than the investment’s carrying value, the entity has to recognize an impairment loss in earnings equal to the difference between the carrying value and fair value.
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
The Company did not record any impairment loss on its long-term investments as of September 30, 2020 and December 31, 2019.
Impairment of Long-lived Assets Other Than Goodwill
The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of September 30, 2020 and December 31, 2019.
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
For the three and nine month periods ended September 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Arizona	$8,418,352	$—	$25,344,389	$—
California	43,159,185	—	145,316,702	—
Colorado	9,177,067	—	25,618,734	—
Florida	17,167,155	22,833,584	47,562,057	68,717,635
Georgia	12,524,287	16,051,306	34,699,175	48,801,770
North Carolina	28,688,103	36,813,987	79,672,578	107,698,700
Utah	13,717,413	—	39,010,162	—
Washington	7,067,380	—	23,058,577	—
Total	$139,918,942	$75,698,877	$420,282,374	$225,218,105
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $5,167,163 and $3,093,138 for the nine months ended September 30, 2020 and 2019, and $1,640,914 and $1,014,288 for the three months ended September 30, 2020 and 2019, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at September 30, 2020 and December 31, 2019.
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
The adoption of Topic 842 resulted in the presentation of $21.2 million of operating lease assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019 on a pro forma basis. As a result of the Realty Acquisition (see Note 8 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of September 30, 2020 and December 31, 2019, the balances for operating lease assets and liabilities were $693,982 and $17,155,584, respectively. See Note 13 for additional information.

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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three and nine month periods ended September 30, 2020 and 2019.
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
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at September 30, 2020 and December 31, 2019.
For the three months ended September 30, 2020 and 2019, no supplier accounted for more than 10% of the total cost of revenue. As of September 30, 2020, there was one supplier that accounted for 19% of total outstanding advance payments, and one supplier that accounted for 98% of advance payments to related parties. As of December 31, 2019, two suppliers accounted for 34% and 15% of total outstanding advance payments, respectively, and these two suppliers accounted for 70% and 30% of advance payments to related parties, respectively.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date has been extended to fiscal years beginning after December 31, 2022. The Company will adopt this ASU within the annual reporting period of December 31, 2023. The Company is currently assessing the impact of adopting this standard, but based upon its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to managerial accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company will adopt this ASU within the annual reporting period of December 31, 2021. The Company is currently assessing the impact of adopting this standard, but based on its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Accounts receivable	$25,885,074	$50,651,104
Less: allowance for doubtful accounts	(1,373,921)	(623,970)
Accounts receivable, net	$24,511,153	$50,027,134

Movement of allowance for doubtful accounts is as follows:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Beginning balance	$623,970	$658,104
Provision for doubtful accounts	2,024,471	(50,090)
Less: write off/recovery	(1,274,520)	(31,665)
Ending balance	$1,373,921	$576,349

NOTE 4 - NOTES RECEIVABLE
On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong Trading, Inc, ("Feilong"), a supplier to the Company. Pursuant to the promissory note agreement, Feilong was permitted to borrow up to $4,000,000 from time to time. The note bore interest at the rate of 5% per annum on the unpaid balance, compounded monthly. On March 1 2019, the Company and Feilong agreed to extend the expiration date to March 1, 2024. Meanwhile, the Company’s major shareholder and Co-CEO, Mr. Zhou Min Ni agreed to personally guarantee the repayment of all outstanding balances relating this note receivable.
On September 30, 2019, the Company and Mr. Ni entered into a Loan Purchase and Sale Agreement (the "Loan Sale Agreement"). Pursuant to the Loan Sale Agreement, the entire outstanding balance of $3,622,505 owed by Feilong to the Company was sold to Mr. Ni in exchange for 272,369 shares of common stock of the Company, which shares were received and recorded as treasury stock by the Company as of September 30, 2019. In connection with the sale of this note receivable, the Company also required 89,882 additional shares of common stock of the Company owned by Mr. Ni to be placed in an escrow account for a period of one year until September 30, 2020 (the “Escrow Period”), which would then be delivered to the Company in part or in full, if the volume weighted average price ("VWAP") of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period was less than $13.30.
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP immediately preceding September 30, 2020 was $10.59, and consequently, 69,719 of the Escrow Shares were transferred to and recorded as treasury stock by the Company, and the remaining 20,163 Escrow Shares were returned to Mr. Ni. Following this event, the balance due from Feilong to the Company is considered fully settled.

NOTE 5 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	Ownership as of September 30, 2020	As of September 30, 2020	As of December 31, 2019
Pt. Tamron Akuatik Produk Industri	12%	$1,800,000	$1,800,000
Asahi Food, Inc.	49%	561,888	496,276
Long-term investments		$2,361,888	$2,296,276
The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of September 30, 2020 and December 31, 2019 for these investments.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Automobiles	$24,740,366	$24,340,652
Building	71,285,127	17,721,292
Building improvements	9,639,748	9,079,737
Furniture and fixtures	223,996	220,169
Land	52,125,900	3,391,858
Machinery and equipment	13,413,088	11,414,764
Subtotal	171,428,225	66,168,472
Less: accumulated depreciation	(33,321,097)	(28,630,325)
Property and equipment, net	$138,107,128	$37,538,147

The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 8 for additional information.
Depreciation expense was $4,870,523 and $2,160,538 for the nine month periods ended September 30, 2020 and 2019, respectively, and $1,605,661 and $731,731 for the three month periods ended September 30, 2020 and 2019, respectively.

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
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using quoted market prices, discounted cash flow, and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, not to exceed one year as permitted under ASC 805.

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

The amounts of revenue and earnings of B&R Global included in the Company’s consolidated statement of operations for the three and nine month periods ended September 30, 2020 are as follows:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Net Revenue	$81,539,397	$258,348,564

Net Loss	$(1,995,233)	$(9,652,554)
The following table presents the Company’s unaudited pro forma results for the three and nine month periods ended September 30, 2019, as if the Business Combination had occurred on January 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the three months ended September 30, 2019		For the nine months ended September 30, 2019
Pro forma net revenue	$205,065,301		$622,054,119
Pro forma net income	$1,931,220	(1)	$6,516,015	(1)
Pro forma net income attributable to HF Group	$1,531,202	(1)	$5,580,237	(1)

Pro forma earnings per common share - basic and diluted	$0.03		$0.11

Pro forma weighted average shares - basic and diluted	52,145,096		52,145,096
(1)Includes intangibles asset amortization expense of $2,722,575 for the three months ended September 30, 2019 and 8,167,725 for the nine months ended September 30, 2019, respectively.

NOTE 8 - ACQUISITION OF B&R REALTY SUBSIDIARIES
On January 17, 2020, B&R Global acquired 100% equity membership interests of the subsidiaries of BRGR, which own warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, based on independent appraisals of the fair market value of the properties.
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

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
Total assets acquired	102,636,399

Accounts payable and accrued expenses	1,366,693
Total liabilities assumed	1,366,693
Net assets acquired	$101,269,706

NOTE 9 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill by reporting unit are presented below:

	HF	B&R Global	Total
Balance at December 31, 2019	$—	$406,703,348	$406,703,348
Impairment loss	—	(338,191,407)	(338,191,407)
Balance at September 30, 2020	$—	$68,511,941	$68,511,941
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
Towards the end of first quarter of fiscal year 2020, the Company experienced significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by $338.2 million. As a result, the company recorded the amount as impairment loss during the first quarter of fiscal year 2020.
The Company estimated the fair values of the B&R Global reporting unit using the income approach, discounting projected future cash flows based upon management’s expectations of the current and future operating environment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital ("WACC"), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit are highly sensitive to changes in the WACC, which consider observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed that the WACC applied on March 31, 2020 increased significantly from the original WACC value as of the acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility has primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country has been reduced to takeout and delivery offerings. Continued uncertainty about the removal or perpetuation of these restrictions and levels of consumer spending cause ongoing volatility.

In addition, the fair value of the goodwill is sensitive to the changes in the assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, all of which require significant judgment by management. The Company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future conditions, industry and global economic and geo-political factors, and the timing and success of the Company's implementation of current strategic initiatives.
Based on the quarterly results ended September 30, 2020 and the current sales run rate, which is in line with the forecast and assumptions used in the analysis of the fair value of the B&R Global reporting unit as of March 31, 2020, the Company determined that no further impairment is needed for the quarter ended September 30, 2020. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in further goodwill impairments going forward. The company will complete its annual impairment test in the fourth quarter of fiscal 2020.
Acquired Intangible Assets
In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, primarily representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years, respectively. The components of the intangible assets are as follows:

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(2,686,108)	$26,616,892	$29,303,000	$(488,383)	$28,814,617
Customer relationships	159,200,000	(7,296,667)	151,903,333	159,200,000	(1,326,667)	157,873,333
Total	$188,503,000	$(9,982,775)	$178,520,225	$188,503,000	$(1,815,050)	$186,687,950
Since COVID-19 has had an adverse impact on the Company’s customers, which was a triggering event, the Company performed interim long-lived asset quantitative impairment tests as of September 30, 2020. All intangible assets were tested for recoverability at the asset group level. ASC Topic 360, Property, Plant and Equipment ("ASC 360") defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. Based on the test for recoverability using undiscounted cash flows attributable to the asset (or asset group), the sum of the undiscounted cash flows exceeded the carrying value of the measured asset (or asset group). As such, no impairment was recorded for the finite lived assets as of September 30, 2020.
HF Group’s amortization expense for intangible assets was $2,722,575 and $8,167,725 for the three and nine month periods ended September 30, 2020, respectively, and nil for the three and nine month periods ended September 30, 2019, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending September 30,	Amount
2021	$10,890,300
2022	10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
Thereafter	124,068,725
Total	$178,520,225

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

On June 24, 2020, HF Group entered into a forward starting IRS contract with JP Morgan Chase Bank (the "JPM IRS") for a fixed $80 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. The Company has existing term loans as of September 30, 2020 of approximately $73.5 million which was pegged to a floating rate of 1-month LIBOR plus 1.875% per annum, as well as a revolving line of credit with an outstanding balance of $25.2 million as of September 30, 2020 that was pegged to 1-month LIBOR plus 1.375% per annum. Under the terms of the JPM IRS contract, the Company will receive interest at prevailing 1-month LIBOR and pay fixed interest at 0.413% plus the agreed bank spread starting from July 31, 2021 through July 31, 2025 inclusive.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations.

As of Sept 30, 2020 and December 31, 2019, the Company has determined that the fair value of the interest rate swap obligations was $1,357,434 and $73,158, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.

NOTE 11 - LINES OF CREDIT
On July 1, 2016, Han Feng, HF Group’s main operating entity, entered into a line of credit agreement with East West Bank. The line of credit agreement provided for a revolving credit in the amount of $14,500,000. The line of credit was secured by virtually all assets of Han Feng, the premises and an adjoining undeveloped parcel of land owned by R&N Holdings, and premises owned by R&N Lexington. The principal and all accrued unpaid interest were originally due in May 2018 and then extended to May 27, 2019, in order to provide an uninterrupted credit facility while the renewal of the line of credit was being reviewed by the bank. Interest was based on the prime rate less 0.15%, but in no event less than 3.25% per annum, and was payable monthly. On April 18, 2019, this $5,156,018 obligation was repaid in full with proceeds from the Credit Agreement with East West Bank entered into on April 18, 2019, as described below.
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
On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement (the “Credit Agreement”) with East West Bank. The Credit Agreement provided for a $25 million secured line of credit available to be used in one or more revolving loans to the Company’s domestic subsidiaries that were parties to the Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrower Subsidiaries”) were the borrowers and the Company and each of its other material subsidiaries were guarantors of all the obligations under the Credit Agreement. The original maturity of the line of credit was August 18, 2021. Contemporaneously with the execution of the Credit Agreement, existing senior debt of the Borrower Subsidiaries in the amount of $6,111,692 was paid from revolving loans drawn on the line of credit. Under the Credit Agreement, the Borrower subsidiaries were to pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from time to time, depending on the rate elected at the time a borrowing request is made, but in no event less than 4.214% per annum. The Credit Agreement contained certain financial covenants which, among other things, required Han Feng to maintain certain financial ratios. On November 4, 2019, the balance of the Credit Agreement was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the closing of the merger with B&R Global as described below. The outstanding balance paid off, including accrued interest, was $13,864,481.
On November 4, 2019, the Company entered into an Amended and Restated Credit Agreement (the "First Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (“JP Morgan”). The First Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility (the "Facility") maturing on November 4, 2022, with an option to renew at the bank’s discretion. This line of credit was collateralized by all assets of the Company and was also guaranteed by B&R Group Realty and B&R Realty Subsidiaries, which B&R Realty Subsidiaries were subsequently acquired by the Company on January 17, 2020 (See Note 8 for additional information). The First Amended Credit Agreement, later superseded by the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") on January 17, 2020, contained financial covenants requiring the Company on a consolidated basis to maintain a Fixed Charge Coverage Ratio of 1.10 to 1.00, determined as of the end of each fiscal quarter for the four fiscal quarter periods then ended.
On January 17, 2020, the Company, its wholly-owned subsidiary, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement with JP Morgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank.  The Second Amended Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amends and restates the existing $55.0 million of real estate term loans evidenced by the First Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement, $41.2 million, was rolled over, and an additional $18.7 million available to the Company under the Facility was drawn. The Company and B&R used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the acquisition of ten warehouse facilities owned by the selling BRGR Subsidiaries, which the Company had been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Credit Agreement contained certain financial covenants and, as of September 30, 2020, the Company was in compliance with the covenants under the Second Amended Credit Agreement. The outstanding principal balance on the line of credit as of September 30, 2020 was $25.2 million.

NOTE 12 - LONG-TERM DEBT
Long-term debt at September 30, 2020 and December 31, 2019 is as follows:

Bank name	Maturity	Interest rate as of September 30, 2020			As of September 30, 2020	As of December 31, 2019
East West Bank – (a)	August 2027 - September 2029	3.83%	—	4.25%	$6,866,540	$6,989,016
Capital Bank – (b)	October 2027	3.85%			4,822,768	4,967,075
Bank of America – (c)	April 2021 - December 2029	3.73%	—	5.51%	6,138,879	4,263,663
JP Morgan (d)	February 2023 – January 2030	2.03%	—	2.16%	75,630,548	2,702,371
BMO Harris Bank – (e)	April 2022 - January 2024	5.87%	—	5.99%	320,394	508,564
Peoples United Bank – (e)	December 2022-January 2023	6.69%	—	7.53%	805,964	1,114,993
Other finance companies – (e)	October 2020 – March 2024	3.90%	—	6.14%	523,591	716,315
Total debt					95,108,684	21,261,997
Less: current portion					(7,736,016)	(2,726,981)
Long-term debt					$87,372,668	$18,535,016
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of September 30, 2020, the Company was in compliance. As of December 31, 2019, the Company was in violation of one covenant and a waiver was obtained from Bank of America for the covenant violation.
The loans outstanding were guaranteed by the following properties, entities or individuals, or otherwise secured as shown:

(a)Guaranteed by five subsidiaries of the Company, Han Feng, TT, MFD, R&N Holdings and R&N Lexington, and also secured by assets of Han Feng and R&N Lexington and R&N Holdings, two real properties of R&N Holdings, and a parcel of real property owned by R&N Lexington. Balloon payment of $2,293,751 is due in 2027 and another balloon payment of $3,007,239 is due in 2029.
(b)Guaranteed by two shareholders, as well as Han Feng. Also secured by a real property owned by HG Realty. Balloon payment for this debt is $3,116,687.
(c)Guaranteed by two subsidiaries of the Company, NSF and BB, and also secured by real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment is $1,382,046.
(d)Real estate term loan with a principal balance of $73,510,296 as of September 30, 2020 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $2,120,252 as of September 30, 2020 is secured by specific vehicles and equipment as defined in loan agreements.
(e)Secured by vehicles.
The future maturities of long-term debt as of September 30, 2020 are as follows:

Twelve months ending September 30,	Amount
2021	$7,736,016
2022	5,624,708
2023	4,382,446
2024	3,758,076
2025	3,705,811
Thereafter	69,901,627
Total	$95,108,684

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
Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment.
Operating Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$301,734	$184,002	$1,058,611	$476,262

Weighted Average Remaining Lease Term (Months)
Operating leases	32	26	32	26

Weighted Average Discount Rate
Operating leases	4.1%	5.1%	4.1%	5.1%
Finance Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance leases cost:
Amortization of right-of-use assets	$139,687	$139,686	$419,060	$431,444
Interest on lease liabilities	21,647	25,697	72,767	86,303
Total finance leases cost	$161,334	$165,383	$491,827	$517,747
Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating cash flows from finance leases	$21,647	$25,697	$72,767	$86,303
Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,712,190)	(1,293,130)
Property and equipment, net	$1,081,541	$1,500,601

Weighted Average Remaining Lease Term (Months)
Finance leases	46	54

Weighted Average Discount Rate
Finance leases	7.54%	7.51%
Maturities of lease liabilities were as follows:

Twelve months ending September 30,	Operating Leases	Finance Leases
2021	$315,505	$370,309
2022	271,849	335,812
2023	196,960	331,070
2024	—	253,056
2025	—	40,378
Total Lease Payments	784,314	1,330,625
Less Imputed Interest	(90,332)	(204,735)
Total	$693,982	$1,125,890
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

NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental disclosure of cash flow data
Cash paid for interest	$3,220,447	$746,784
Cash paid for income taxes	$517,573	$1,599,284

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases from notes payable	$2,528,554	$—
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$7,000,000	$—

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
(i)The provision for income taxes of the Company for the three and nine months ended September 30, 2020 and 2019 consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Current income taxes:
Federal	$465,519	$260,656	$865,737	$1,184,630
State	128,825	101,534	254,131	383,782
Current income taxes	594,344	362,190	1,119,868	1,568,412
Deferred income taxes (benefit):
Federal	(411,044)	217,292	(2,329,727)	159,162
State	(264,210)	27,660	(842,567)	(12,042)
Deferred income taxes (benefit)	(675,254)	244,952	(3,172,294)	147,120
Total provision (benefit) for income taxes	$(80,910)	$607,142	$(2,052,426)	$1,715,532
(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of September 30, 2020	As of December 31, 2019
Deferred tax assets:
Allowance for doubtful accounts	$563,153	$373,438
Inventories	97,335	594,628
Federal net operating loss	289,732	228,637
State net operating loss	411,699	80,514
Fair value change in interest rate swap contracts	336,661	—
Accrued expenses	170,749	80,100
Total deferred tax assets	1,869,329	1,357,317
Deferred tax liabilities:
Property and equipment	(2,783,428)	(3,270,536)
Intangibles assets	(48,154,660)	(50,327,833)
Total deferred tax liabilities	(50,938,088)	(53,598,369)
Net deferred tax liabilities	$(49,068,759)	$(52,241,052)
The net deferred tax liabilities presented in the Company's unaudited condensed consolidated balance sheets are as follows:

	As of September 30, 2020	As of December 31, 2019
Deferred tax assets	$75,411	$78,993
Deferred tax liabilities	(49,144,170)	(52,320,045)
Net deferred tax liabilities	$(49,068,759)	$(52,241,052)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	0.1%	4.8%
Impact of goodwill impairment loss – permanent difference	(20.5)%	3.4%
Others	—%	(1.0)%
Effective tax rate	0.6%	28.2%

NOTE 16 - RELATED PARTY TRANSACTIONS
The Company records transactions with various related parties. The related party transactions as of September 30, 2020 and December 31, 2019 and for the three and nine month periods ended September 30, 2020 and 2019 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties during the normal course of business.
a.Purchase - related parties
Below is a summary of purchases from related parties for the three months ended September 30, 2020 and 2019, respectively:

Name of Related Party		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(a)	Best Food Services, LLC	$1,231,399	$—
(b)	Eagle Food Service, LLC	26,400	24,278
(c)	Eastern Fresh NJ, LLC	1,185,398	1,504,118
(d)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	—	79,089
(e)	First Choice Seafood, Inc	18,522	717,139
(f)	Fujian RongFeng Plastic Co., Ltd.	753,997	1,337,292
(g)	Han Feng (Fujian) Information Technology Co., Ltd	556,238	1,370,461
(h)	N&F Logistic, Inc.	—	344,435
(i)	North Carolina Good Taste Noodle, Inc.	1,039,162	1,127,902
(j)	Ocean Pacific Seafood Group Inc.	150,035	77,957
(k)	Revolution Industries, LLC	655,789	788,043
(l)	UGO USA, Inc.	208,333	191,944
(m)	Union Foods, LLC	—	941,057
	Others	129,741	8,655
Total		$5,955,014	$8,512,370
(a)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(b)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(c)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 30% equity interest in this entity.
(d)Mr. Zhou Min Ni owns 50% equity interest in this entity.
(e)Mr. Zhou Min Ni owns 25% equity interest in this entity indirectly through its parent company.
(f)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(g)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(h)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(i)Mr. Jian Ming Ni (Ex-CFO) owns 29% equity interest in this entity. Mr. Zhou Min Ni previously owned 37.34% equity in this entity as of 12/31/2019. Mr Ni's equity interest was disposed of on 1/1/2020.
(j)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(k)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity.
(l)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(m)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.
Below is a summary of purchase from related parties for the nine months ended September 30, 2020 and 2019, respectively:

Name of Related Party		Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(a)	Allstate Trading Company, Inc.	$308,865	$111,213
(b)	Best Food Services, LLC	4,204,084	—
(c)	Eagle Food Service, LLC	98,687	196,243
(d)	Eastern Fresh NJ, LLC	3,240,576	4,946,847
(e)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	—	181,984
(f)	First Choice Seafood, Inc	355,261	1,668,593
(g)	Fujian RongFeng Plastic Co., Ltd.	2,598,952	4,403,948
(h)	Han Feng (Fujian) Information Technology Co., Ltd	1,581,450	2,259,539
(i)	N&F Logistic, Inc.	368,529	1,130,403
(j)	North Carolina Good Taste Noodle, Inc.	2,734,070	3,389,766
(k)	Ocean Pacific Seafood Group Inc.	383,211	450,762
(l)	Revolution Industries, LLC	1,701,490	2,054,234
(m)	UGO USA, Inc.	429,073	540,468
(n)	Union Foods, LLC	1,246,720	4,489,750
	Others	171,901	174,711
Total		$19,422,869	$25,998,461
(a)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 40% equity interest in this entity.
(b)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(e)Mr. Zhou Min Ni, owns 50% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 25% equity interest in this entity indirectly through its parent company.
(g)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(h)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(i)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(j)Mr. Jian Ming Ni (Ex-CFO) owns 29% equity interest in this entity. Mr. Zhou Min Ni owned 37.34% equity in this entity as of 12/31/2019. Mr Ni's equity interest has been disposed of on 1/1/2020.
(k)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(l)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity.
(m)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(n)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.
b. Sales - related parties
Below is a summary of sales to related parties for the three months ended September 30, 2020 and 2019, respectively:

Name of Related Party		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(a)	ABC Food Trading, LLC	$371,162	$—
(b)	Asahi Food, Inc.	144,479	—
(c)	Best Food Services, LLC	77,357	—
(d)	Eagle Food Service, LLC	1,067,890	1,742,733
(e)	Eastern Fresh NJ, LLC	134,549	1,019,427
(f)	Enson Group, LLC	29,608	161,268
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	9,097	1,064,244
(h)	Fortune One Foods, Inc.	28,149	238,633
(i)	Heng Feng Food Service, Inc.	113,546	352,000
(j)	N&F Logistic, Inc.	293,100	523,807
(k)	UGO USA, Inc.	15,440	16,500
	Others	3,000	11,892
Total		$2,287,377	$5,130,504
(a)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(b)The company through its subsidiary MF owns 49% equity interest in this entity.
(c)Mr. Xiao Mou Zhang owns 10.38% equity interest in this entity indirectly through its parent company.
(d)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 30% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 50% equity interest in this entity.
(h)Mr. Zhou Min Ni owns 17.5% equity interest in this entity.
(i)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(j)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(k)Mr. Zhou Min Ni owns 30% equity interest in this entity.
Below is a summary of sales to related parties for the nine months ended September 30, 2020 and 2019, respectively:

Name of Related Party		Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(a)	ABC Food Trading, LLC	$1,419,460	$—
(b)	Asahi Food, Inc.	365,669	—
(c)	Best Food Services, LLC	258,046	—
(d)	Eagle Food Service, LLC	3,504,915	5,221,409
(e)	Eastern Fresh NJ, LLC	1,583,842	2,848,802
(f)	Enson Group, LLC	302,360	483,412
(g)	Enson Philadelphia, Inc.	125,684	117,595
(h)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	49,313	1,314,727
(i)	First Choice Seafood, Inc.	1,378,208	—
(j)	Fortune one Foods, Inc.	264,915	638,497
(k)	Heng Feng Food Service, Inc.	640,732	1,199,353
(l)	N&F Logistic, Inc.	846,342	1,769,214
(m)	The Big Catch Alhambra, LLC	57,048	—
(n)	UGO USA, Inc.	52,023	54,243
	Others	58,471	50,336
Total		$10,907,028	$13,697,588

(a)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(b)The company through its subsidiary MF owns 49% equity interest in this entity.
(c)Mr. Xiao Mou Zhang owns 10.38% equity interest in this entity indirectly through its parent company.
(d)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 30% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 23.33% equity interest in this entity indirectly through its parent company.
(h)Mr. Zhou Min Ni owns 50% equity interest in this entity.
(i)Mr. Zhou Min Ni owns 25% equity interest in this entity indirectly through its parent company.
(j)Mr. Zhou Min Ni owns 17.5% equity interest in this entity indirectly through its parent company.
(k)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(l)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(m)Mr. Xiao Mou Zhang owns 10% equity interest in this entity.
(n)Mr. Zhou Min Ni owns 30% equity interest in this entity.
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties as of September 30, 2020 and December 31, 2019, respectively:

Name of Related Party		As of September 30, 2020	As of December 31, 2019
(a)	ABC Food Trading, LLC	$253,896	$238,513
(b)	Asahi Food, Inc.	75,763	34,265
(c)	Eagle Food Service, LLC	410,245	979,591
(d)	Eastern Fresh NJ, LLC	—	1,511,075
(e)	Enson Group, LLC	—	341,200
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	98,540	348,833
(g)	Heng Feng Food Service, Inc.	—	477,541
(h)	N&F Logistic, Inc.	14,446	119,241
	Others	30,441	152,611
Total		$883,331	$4,202,870
(a)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(b)The Company through its subsidiary MF owns 49% equity interest in this entity.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 30% equity interest in this entity.
(e)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 50% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(h)Mr. Zhou Min Ni owns 25% equity interest in this entity..
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of September 30, 2020 and December 31, 2019.
b. Accounts payable - related parties, net
All the accounts payable to related parties occurred in the ordinary course of business and are payable upon demand without interest. Below is a summary of accounts payable with related parties as of September 30, 2020 and December 31, 2019, respectively:

Name of Related Party		As of September 30, 2020	As of December 31, 2019
(a)	Best Food Services, LLC	$316,255	$987,487
(b)	Eastern Fresh NJ, LLC	261,381
(c)	First Choice Seafood, Inc.	85,720	—
(d)	Fujian RongFeng Plastic Co.,Ltd	434,754	1,684,192
(e)	Golden Poultry, LLC	—	248,901
(f)	Han Feng Information Technology (Jinhua), Inc.	445,751	166,971
(g)	North Carolina Good Taste Noodle, Inc.	781,752	992,353
(h)	UGO USA, Inc.	93,970	340,087
	Others	243,672	101,365
Total		$2,663,255	$4,521,356
(a)Mr. Xiao Mou Zhang, Co-Chief Executive Officer of the Company, owns 10.38% equity interest in this entity indirectly through its parent company.
(b)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 30% equity interest in this entity.
(c)Mr. Zhou Min Ni owns 25% equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni owns 40% equity interest in this entity. In late 2019, this entity transferred its business to Union Foods, LLC, which is 30% equity interest indirectly owned by Tina Ni, one of Mr. Zhou Min Ni’s family members through its parent company, and 10% of equity interest owned by Anthony Zhang, one of Mr. Xiao Mou Zhang's family member.
(f)Mr. Zhou Min Ni owns 37% equity interest in this entity.
(g)Mr. Jian Ming Ni (Ex-CFO) owns 29% equity interest in this entity. Mr. Zhou Min Ni owned 37.34% equity in this entity as of 12/31/2019. Mr Ni's equity interest has been disposed of on 1/1/2020.
(h)Mr. Zhou Min Ni owns 30% equity interest in this entity.
c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers. These advances are made in the normal course of business and are considered fully realizable. Below is a summary of advances to related party suppliers as of September 30, 2020 and December 31, 2019, respectively:

Name of Related Party		As of September 30, 2020	As of December 31, 2019
(a)	Ocean Pacific Seafood Group, Inc.	$7,506	$223,303
(b)	Revolution Industry, LLC	290,342	521,832
Total		$297,848	$745,135
(a)Mr. Zhou Min Ni, the Chairman and Co-Chief Executive Officer of the Company, owns 26% equity interest in this entity.
(b)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity.
d.Advances from customers - related parties, net
The Company also periodically receives advances from its related parties for business purposes. These advances are interest free and due upon demand. The balance for advances from customers involving related parties was $6,147 as of September 30, 2020 and there were no advances from customers involving related parties as of December 31, 2019.
e. Subordinated debt - related parties
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030. At September 30, 2020, accrued interest payable was nil.
f.Security deposit - related parties
The Company made deposits to its related parties for warehouse rental purposes. These deposits are expected to be returned upon termination of the respective leases. Total deposits to related parties amounted to $591,380 as of December 31, 2019. As a result of the Realty Acquisition referenced in Note 8, rent deposits previously classified as made by related parties became intercompany balances and were eliminated as of September 30, 2020. There were no related party rent deposits as of September 30, 2020.
Lease Agreements with Related Parties
The Company leases various facilities to related parties commensurate with market rates.
R&N Holdings leases a facility to a related party under an operating lease agreement expiring in 2024. Rental income for the three months ended September 30, 2020 and 2019 was $11,400 and $11,400, respectively, and the nine months ended September 30, 2020 and 2019 was $34,200 and $34,200, respectively.
R&N Holdings also leases a facility to a related party under an operating lease agreement expiring in 2022. Rental income for the three months ended September 30, 2020 and 2019 was $10,500 and $10,500, respectively, and the nine months ended September 30, 2020 and 2019 was $31,500 and $31,500, respectively.
HG Realty leases a warehouse to a related party under an operating lease agreement expiring on September 21, 2027. Rental income for the three months ended September 30, 2020 and 2019 was $120,000 and $120,000, respectively, and the nine months ended September 30, 2020 and 2019 was $360,000 and $360,000, respectively.
R&N Lexington leases certain portion of a warehouse space to a related party under an operating lease agreement expiring on June 30, 2025. Rental income for the three months ended September 30, 2020 and 2019 was $15,000 and nil, respectively, and the nine months ended September 30, 2020 and 2019 was $15,000 and nil, respectively.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from a related party under an operating lease agreement expiring on December 31, 2020. Rent incurred to the related party was $30,000 and $30,000 for the three months ended September 30, 2020 and 2019, respectively, and $90,000 and $90,000 for the nine months ended September 30, 2020 and 2019, respectively.
Notes Receivable from Related Parties
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
On September 30, 2019, the Company and Mr. Ni entered into a Loan Purchase and Sale Agreement (the "Loan Sale Agreement"). Pursuant to the Loan Sale Agreement, all such notes receivable stated above, having then a combined outstanding balance of $8,415,525 ("Total Notes Receivable"), were sold to Mr. Zhou Min Ni in exchange for 632,746 shares of common stock of the Company, which shares were received and recorded in treasury stock by the Company as of September 30, 2019. In connection with the sale of the above notes, the Company also required 208,806 additional shares of common stock of the Company owned by Mr. Ni to be placed in an escrow account for a period of one year until September 30, 2020 (the “Escrow Period”), which will then be delivered to the Company in part or in full, if the volume weighted average price ("VWAP") of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP was $10.59, and that, therefore, 161,966 of the Escrow Shares would be transferred to and recorded as treasury stock by the Company and the remaining 46,840 Escrow Shares would be returned to Mr. Ni. Following which, the Total Notes Receivable guaranteed by Mr. Ni is considered fully settled.

NOTE 17 - SEGMENT REPORTING
ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the operating decision makers, review operation results by the revenue of different distribution centers. After acquiring the business of B&R Global in November 2019, the Company distinguishes revenues, costs and expenses between HF and B&R Global in its internal reporting. As a result, the Company has two reportable segments, HF covering Southeastern Coast of U.S. and B&R Global covering the Pacific and Mountain West regions of U.S., and has re-presented the segment reporting for the three and nine month periods ended September 30, 2019 as follows.
The following table presents net sales by segment for the three and nine month periods ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenue
HF	$58,379,545	$75,698,877	$161,933,810	$225,218,105
B&R Global	81,539,397	—	258,348,564	—
Total	$139,918,942	$75,698,877	$420,282,374	$225,218,105
All the Company’s revenue was generated from its business operations in the U.S.

	For the Three Months Ended September 30, 2020
	HF	B&R Global	Total
Revenue	$58,379,545	$81,539,397	$139,918,942
Cost of revenue	$47,253,270	$67,502,814	$114,756,084
Gross profit	$11,126,275	$14,036,583	$25,162,858
Depreciation and amortization	$760,706	$3,708,936	$4,469,642
Total capital expenditures	$25,177	$175,147	$200,324

	For the Three Months Ended September 30, 2019
	HF	B&R Global	Total
Revenue	$75,698,877	$—	$75,698,877
Cost of revenue	$63,506,729	$—	$63,506,729
Gross profit	$12,192,148	$—	$12,192,148
Depreciation and amortization	$738,904	$—	$738,904
Total capital expenditures	$224,366	$—	$224,366

	For the Nine Months Ended September 30, 2020
	HF	B&R Global	Total
Revenue	$161,933,810	$258,348,564	$420,282,374
Cost of revenue	$130,159,122	$215,372,565	$345,531,687
Gross profit	$31,774,688	$42,975,999	$74,750,687
Depreciation and amortization	$2,279,286	$11,200,450	$13,479,736
Total capital expenditures	$75,726	$334,562	$410,288

	For the Nine Months Ended September 30, 2019
	HF	B&R Global	Total
Revenue	$225,218,105	$—	$225,218,105
Cost of revenue	$187,806,948	$—	$187,806,948
Gross profit	$37,411,157	$—	$37,411,157
Depreciation and amortization	$2,173,723	$—	$2,173,723
Total capital expenditures	$5,381,138	$—	$5,381,138

The following table presents total assets by reportable segment as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30, 2020	As of December 31, 2019
Total assets:
HF	$59,948,040	$80,514,529
B&R Global	429,940,974	722,329,265
Total Assets	$489,889,014	$802,843,794
All of the Company’s long-lived assets are located in the US.

NOTE 18 - COMMITMENT AND CONTINGENCIES
A labor and employment lawsuit was filed by a former employee against FUSO, alleging it failed to provide proper meal and rest breaks, as well as other related violations. FUSO believes there is no merit to the case and vigorously defending against all the allegations. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of September 30, 2020 and December 31, 2019.
Various labor and employment claims have been filed or asserted against Happy FM Group Inc., alleging that this subsidiary failed to pay all wages owed to one or more employees under the California Labor Code as well as other related violations. These allegations all have been denied. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of September 30, 2020.
On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the Class Action Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Class Action Defendants”) for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.).
On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and both cases will proceed under the Class Action Lawsuit docket. The complaints both allege that the Defendants made materially false and (or) misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. On October 13, 2020, the Court appointed Yun F. Yee as lead plaintiff and approved Mr. Yee’s counsel as lead counsel in the Class Action Lawsuit. On October 28, 2020, the Court entered a scheduling order setting December 4, 2020 as the deadline for lead plaintiff to file the Consolidated Amended Complaint and setting a schedule for Defendants' anticipated motion to dismiss. The Class Action Lawsuit does not quantify any alleged damages. The Company disputes these allegations and intends to defend the consolidated actions vigorously.
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
At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated Class Action Lawsuit or the Mendoza Derivative Lawsuit, or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of September 30, 2020.

On August 21, 2020, Plaintiff Jim Bishop filed a putative shareholder derivative lawsuit (the “Bishop Lawsuit”) in the United States District Court for the District of Delaware against certain of the Company’s present and former directors and officers, as well as the Company (collectively, the “Bishop Defendants”) styled Jim Bishop v. Zhou Min Ni, et al., Civil Action No. 1:20-cv-01103-RGA (D. Del.). The Bishop Lawsuit complaint alleges claims that are virtually the same as those alleged in the Mendoza II Lawsuit. The Bishop Lawsuit does not quantify any alleged damages. But in addition to attorneys’ fees and costs, Mr. Bishop seeks to recover damages on behalf of the Company for purported financial harm and to have the Court order changes to the Company’s corporate governance. The Bishop Defendants will seek to have the Bishop Lawsuit stayed until such time as the Court has finally resolved the Mendoza Defendants’ anticipated motion to dismiss the securities class action claims in the consolidated Mendoza Lawsuit.

The Bishop Defendants and the Company dispute and intend to defend vigorously the allegations in the Bishop Lawsuit, assuming it proceeds. On October 20, 2020, Mr. Bishop and the Bishop Defendants filed a Joint Stipulation to Stay Litigation with the Court. In response, the Court entered a docket order on October 21, 2020, indicating that the Bishop Lawsuit could have been brought in the Central District of California where the Mendoza Derivative Lawsuit is pending already, and directing that any party opposing a transfer of the case to the Central District of California should submit a brief in support of that position by November 4, 2020. The Court further directed that the Bishop Defendants do not need to respond to the complaint until the transfer issue is resolved. This case remains in early procedural posture. At this stage, the Company is unable to determine whether a future loss will be incurred due to the Bishop Lawsuit or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of September 30, 2020.
NOTE 19 - SUBSEQUENT EVENTS
The Company evaluated subsequent events through November 9, 2020, which is the date the financial statements were available to be issued.
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement dated September 30, 2019 between the Company and Mr. Ni (See Note 4 and Note 16 on Notes Receivable from Related Parties), the parties had determined and agreed that the 250-day VWAP immediately preceding September 30, 2020 was $10.59, and that, therefore, a total of 231,685 of the Escrow Shares were transferred to and recorded as treasury stock by the Company, and the remaining 67,003 Escrow Shares were returned to Mr. Ni. Hence, as of November 9, 2020, the total outstanding shares of the Company's common stocks have been reduced from 52,145,096 to 51,193,411 shares.

CAUTIONARY NOTE ABOUT FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods,” “HF Group,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
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
Company Background and Overview
The Company markets and distributes Asian specialty food products, fresh produce, frozen and dry food, and non- food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions of the United States.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities.
Effective August 22, 2018, Atlantic consummated the transactions contemplated by the Atlantic Merger Agreement, dated as of March 28, 2018, by and among Atlantic, HF Merger Sub, a Delaware subsidiary formed by Atlantic, HF Holding, the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Atlantic Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity and a wholly-owned subsidiary of Atlantic. Additionally, upon the closing of the transactions contemplated by the Atlantic Merger Agreement , the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and Atlantic changed its name to HF Foods Group Inc.
Effective November 4, 2019, HF Group consummated the transactions contemplated by a the B&R Global Merger Agreement, dated as of June 21, 2019, by and among the Company, Merger Sub, B&R Global, the B&R Global Stockholders, and Xiao Mou Zhang, as representative of the B&R Global Stockholders. Upon the closing of the transactions contemplated by the B&R Global Merger Agreement, Merger Sub merged with and into B&R Global, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. The aggregate fair value of the consideration paid by HF Group in the business combination was approximately $576,699,494, based on the closing share price at the date of Closing.
On January 17, 2020, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own warehouse facilities that were being leased to the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Co-CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, which was based on independent fair market value appraisals of the properties owned by the BRGR Subsidiaries.
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
Due to the acquisition of B&R Global, the financial information of the Company for the three and nine month periods ended September 30, 2020 is not comparable to the same period of 2019. As such, the Company has presented our results of operations for the three and nine month periods ended September 30, 2020 and 2019, as well as the unaudited pro forma combined results of operations for the three and nine month periods ended September 30, 2020 and 2019. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information”.
Outlook
The Company plans to continue to expand its business through the acquisition of other distributors and wholesalers, which depends on access to sufficient capital. If the Company is unable to obtain equity or debt financing, or borrowings from bank loans, the Company may not be able to execute its plan to acquire other distributors and wholesalers. Even if the Company is able to make such acquisitions, the Company may not be able to successfully integrate any acquired businesses or improve their profitability, which could have a material adverse effect on our financial condition and future operating performance.

Financial Overview
Our net revenue for the nine months ended September 30, 2020 was $420.3 million, an increase of $195.1 million, or 86.6%, from $225.2 million for the nine months ended September 30, 2019, as a result of the business combination with B&R Global on November 4, 2019. Net loss attributable to HF Group’s stockholders for the nine months ended September 30, 2020 was $344.6 million, a decrease of $348.6 million, or 8,622.0%, compared to net income attributable to HF Group’s stockholders of $4.0 million for the nine months ended September 30, 2019. This is mainly due to a significant goodwill impairment of $338.2 million taken in first quarter of 2020 (see Note 9 to our financial statements for additional information) prompted by the impact of the COVID-19 pandemic. There were also new charges in other non-cash items, such as amortization of intangible assets resulting from the acquisition of B&R Global, which did not exist in the prior period. Adjusted EBITDA for the nine months ended September 30, 2020 was $13.7 million, an increase of $3.8 million, or 39.4%, from $9.9 million for the nine months ended September 30, 2019. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.
On a pro-forma basis, assuming that the Business Combination took place on January 1, 2019, our net revenue for the nine months ended September 30, 2020 would have been $420.3 million, a decrease of $201.8 million, or 32.4% from $622.1 million for the nine months ended September 30, 2019. Net loss attributable to HF Group’s stockholders for the nine months ended September 30, 2020 would have been $344.6 million, a decrease of $350.1 million, or 6,251.8%, from net income attributable to HF Group’s stockholder of $5.6 million for the nine months ended September 30, 2019. Adjusted EBITDA for the nine months ended September 30, 2020 would have been $13.7 million, a decrease of $12.5 million, or 47.7%, from $26.2 million for the nine months ended September 30, 2019. For additional information on our pro-forma results, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
COVID-19 Impact
For the first two months of 2020, the outbreak of COVID-19 did not have a significant impact on our business. However, we began to experience a gradual decline in sales towards the end of February and the impact began to intensify in March, especially in the final two weeks of the month.
By late March, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net sales the last two weeks of March, negatively impacting our overall net income and adjusted EBITDA in the first quarter ended March 31, 2020. Our net sales during the last two weeks of the first quarter decreased approximately 67% compared to pro-forma sales in the same period ended March 31, 2019.
The impact of COVID-19 continued to worsen in April 2020, resulting in as much as a 75% decrease in net weekly sales compared to pro-forma sales in the comparable prior year period and resulting in the Company making the decision to temporarily shut down the operation of a few distribution centers in North Carolina, Georgia and Florida, which were reopened on April 27, 2020. In response to the COVID-19 pandemic, beginning in late March 2020, we swiftly pivoted our business strategy and cost structure to reduce operating costs, strengthen our liquidity position, and secure new revenue sources. Some of the notable actions include:
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

The above decisive actions have resulted in an overall improvement of our available line of credit that had enabled the Company to navigate through this unprecedented pandemic. Cost cutting measures and more efficient operations ensured that the Company had positive cash flow to pay down the revolving credit. With increased revolving credit availability, the Company is more prepared for future unexpected turns during the pandemic. Following the lowest monthly sales volume in April, weekly sales recovered to over 50% and 60% of pre-COVID-19 levels in the months of May and June, respectively. From July 2020 to the time of this report, we have been experiencing relatively stabilized sales volume of about 70% of pre-

COVID-19 levels on an aggregate basis. Based on current sales volumes and adjusted cost structures, the company is generating weekly positive operating cash flows and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further.
The impact of the COVID-19 pandemic continues to evolve and the country recently sees a resurgence of COVID-19 in various areas, therefore, we are currently unable to fully predict the extent to which our business, results of operations, or financial condition, will ultimately be impacted. We do not expect economic and operating conditions for our business to recover to pre-COVID-19 levels until consumers are once again feeling safe, willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve. Any future resurfacing and worsening of the COVID-19 pandemic may adversely impact our sales and liquidity position.
We remain optimistic on the long-term prospects for our business. Although the timetable for returning to normalcy is unknown, we believe that our current level of sales volume will increase over time as the effects of the COVID-19 pandemic slowly dissipate and consumer demand for food away from home increases.
As the market leader in servicing the Asian/Chinese restaurant sector, we believe we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese food service industry and the current environment create opportunities for a company like HF Group, which has the necessary expertise and deep understanding of our unique customer base. We believe we are differentiated from our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed and will continue to allow us to better serve our customers in these unprecedented conditions.
How to Assess HF Group’s Performance
In assessing our performance, the Company considers a variety of performance and financial measures, including principal growth in net revenue, gross profit, distribution, selling and administrative expenses, EBITDA and adjusted EBITDA. The key measures that the Company uses to evaluate the performance of our business are set forth below:
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
Distribution, Selling and Administrative Expenses (DSA Expenses)
Distribution, selling and administrative expenses consist primarily of salaries and benefits for employees and contract laborers, trucking and fuel expenses, utilities, maintenance and repair expenses, insurance expenses, depreciation and amortization expenses, selling and marketing expenses, professional fees and other operating expenses.
EBITDA and Adjusted EBITDA
The Company uses EBITDA to measure operation performance, defined as net income before interest expense, income taxes, and depreciation and amortization. In addition, management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non recurring, cost reduction, and other adjustment items. Management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, extraordinary charges, and other non-cash charges and more reflective of other factors that affect our operating performance. Management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. The

Company presents EBITDA and Adjusted EBITDA in order to provide supplemental information that the Company considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.
The definition of EBITDA and Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. EBITDA and Adjusted EBITDA are not defined under U.S. GAAP and is subject to important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of HF Group’s results as reported under U.S. GAAP. For example, Adjusted EBITDA:
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
For additional information on EBITDA and Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — EBITDA and Adjusted EBITDA” below.

Results of Operations for the Three Months Ended September 30, 2020 and 2019
The following table sets forth a summary of our consolidated results of operations for the three month periods ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Changes
	2020	2019	Amount	%
Net revenue	$139,918,942	$75,698,877	$64,220,065	84.8%
Cost of revenue	114,756,084	63,506,729	51,249,355	80.7%
Gross profit	25,162,858	12,192,148	12,970,710	106.4%
Distribution, selling and administrative expenses	25,050,419	9,969,785	15,080,634	151.3%
Income from operations	112,439	2,222,363	(2,109,924)	(94.9)%
Interest income	133	113,930	(113,797)	(99.9)%
Interest expenses	(840,851)	(482,099)	(358,752)	74.4%
Other income, net	270,452	281,619	(11,167)	(4.0)%
Change in fair value of interest rate swap contracts	(20,022)	—	(20,022)	(100.0)%
Income (loss) before income tax provision	(477,849)	2,135,813	(2,613,662)	(122.4)%
Provision (benefit) for income taxes	(80,910)	607,142	(688,052)	(113.3)%
Net income (loss)	(396,939)	1,528,671	(1,925,610)	(126.0)%
Less: net income attributable to noncontrolling interests	226,865	181,106	45,759	25.3%
Net income (loss) attributable to HF Foods Group Inc.	$(623,804)	$1,347,565	$(1,971,369)	(146.3)%

Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the Three Months Ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$134,167,324	95.9%	$70,218,330	92.8%	$63,948,994	91.1%
Wholesale	5,751,618	4.1%	5,480,547	7.2%	271,071	4.9%
Total	$139,918,942	100.0%	$75,698,877	100.0%	$64,220,065	84.8%
Net revenue increased by $64.2 million, or 84.8%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase over the same period last year was primarily a result of the acquisition of B&R Global in November 2019, which contributed an aggregate net revenue of $81.5 million comprised of $3.5 million in sales to wholesale customers and $78.0 million in sales to independent restaurants. The increase, however, was offset by an aggregate decrease in revenue of $17.3 million comprised of $14.0 million in sales to independent restaurants and $3.3 million in sales to wholesale customers from legacy HF. This decrease was a result of lower sales brought about by the COVID-19 pandemic. The negative impact of the COVID-19 pandemic on our restaurant customers led to a significant decline in the net revenue for both HF and B&R Global for the three months ended September 30, 2020. For pro forma financial information, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
We conduct wholesale operations as a supplemental business to our food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the three months ended September 30, 2020 increased by $0.3 million, or 4.9%, as compared to the three months ended September 30, 2019, mainly due to the acquisition of B&R Global.
Cost of Sales and Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Three Months Ended September 30,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$134,167,324	$70,218,330	$63,948,994	91.1%
Cost of revenue	109,339,945	58,286,433	51,053,512	87.6%
Gross profit	$24,827,379	$11,931,897	$12,895,482	108.1%
Gross Margin	18.5%	17.0%	1.5%	8.8%

Wholesale
Net revenue	$5,751,618	$5,480,547	$271,071	4.9%
Cost of revenue	5,416,139	5,220,296	195,843	3.8%
Gross profit	$335,479	$260,251	$75,228	28.9%
Gross Margin	5.8%	4.7%	1.1%	23.4%

Total sales
Net revenue	$139,918,942	$75,698,877	$64,220,065	84.8%
Cost of revenue	114,756,084	63,506,729	51,249,355	80.7%
Gross profit	$25,162,858	$12,192,148	$12,970,710	106.4%
Gross Margin	18.0%	16.1%	1.9%	11.8%
Cost of revenue was $114.8 million for the three months ended September 30, 2020, an increase of $51.2 million, or 80.7%, from $63.5 million for the three months ended September 30, 2019. The increase was mainly tied to the incremental sales resulting from the acquisition of B&R Global, with about $64.2 million and $3.3 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $16.3 million cost of revenue due to reduced sales from the legacy HF business segment resulting from the COVID-19 pandemic.
Gross profit was $25.2 million for the three months ended September 30, 2020, an increase of $13.0 million, or 106.4%, from $12.2 million for the three months ended September 30, 2019. The increase consisted of a $14.0 million increase in gross profit from the acquisition of B&R Global, and a decrease of $1.0 million in gross profit from the legacy HF business segment.
Gross margin increased from 16.1% for the three months ended September 30, 2019 to 18.0% for the three months ended September 30, 2020, attributable mainly to the Company's continuous effort to improve gross margin, the increased weight in "Sales to independent restaurants" with higher margin rate from the acquisition of B&R Global, and the significant drop in lower margin sales to the buffet restaurants still severely impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin.
Distribution, Selling and Administrative Expenses (DSA Expenses)
DSA Expenses were $25.1 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively, representing a $15.1 million, or 151.3%, increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed an aggregate DSA Expenses of $14.9 million comprised of $12.2 million in DSA Expenses incurred during the normal course of business operation and amortization expense of $2.7 million relating to the intangible assets acquired from the Business Combination. The Company also incurred $1.9 million of non-recurring legal expenses associated with the defense of the securities class action lawsuit (See Note 18) and special internal investigation. The overall increase was partially offset by $0.8 million reversal of reserve for doubtful accounts receivable and $0.9 million decrease in DSA Expenses related to legacy HF operations as a result of cost cutting initiatives in response to the outbreak of COVID-19.
Interest Expenses
Interest expenses primarily stemmed from utiltization of lines of credit, finance leases, and long-term debts. Interest expenses were $0.8 million for the three months ended September 30, 2020, an increase of $0.3 million, or about 74.4%, compared with $0.5 million for the three months ended September 30, 2019. The increase was mainly attributable to the incremental credit utilization as a result of the acquisition of B&R Global and the Realty Acquisition but partially offset by lower interest rates compared to the prevailing interest rate same period last year.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.3 million for the three months ended September 30, 2020 and 2019.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts. See Note 10 for more details.
Income Tax Provision (Benefit)
Provision for income taxes decreased by $0.7 million or 113.3%, from $0.6 million for the three months ended September 30, 2019 to a tax benefit of $0.1 million for the three months ended September 30, 2020, as a result of the decrease in income before income tax provision.
Net Income Attributable to Noncontrolling interests
Net income attributable to noncontrolling interests was derived from four minority owned subsidiaries and increased by $0.05 million, or 25.3%, from net income of $0.18 million for the three months ended September 30, 2019 to a net income of $0.23 million for the three months ended September 30, 2020. The increase was attributed to $0.12 million of net income attributable to noncontrolling interests brought in by B&R Global, and offset by $0.07 million decrease of net income attributable to noncontrolling interest from Kirnland for the three months ended September 30, 2020.
Net Income (Loss) Attributable to Our Stockholders

As a result of all analysis above, net loss attributable to our stockholders was $0.6 million for the three months ended September 30, 2020, and net income attributable to our stockholders was $1.3 million for the three months ended September 30, 2019.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the three months ended September 30,		Change
	2020	2019	Amount	%
Net income (loss)	$(396,939)	$1,528,671	$(1,925,610)	(126.0)%
Interest expenses	840,851	482,099	358,752	74.4%
Income tax provision	(80,910)	607,142	(688,052)	(113.3)%
Depreciation & Amortization	4,474,892	738,904	3,735,988	505.6%
EBITDA	4,837,894	3,356,816	1,481,078	44.1%
Change in fair value of interest rate swap contracts	20,022	—	20,022	100.0%
COVID-19 bad debt reserve recovery	(750,945)	—	(750,945)	100.0%
Non-recurring (income) expenses*	1,866,415	(625,000)	2,491,415	(398.6)%
Adjusted EBITDA	$5,973,386	$2,731,816	$3,241,570	118.7%
Percentage of revenue	4.3%	3.6%	0.7%	19.4%
* For the three months ended September 30, 2019, non-recurring expenses represented an expense adjustment previously accrued for potential loss contingency relating to a negligence claim for damages. The claim was subsequently settled in November 2019 in the amount of $0.4 million. For the three months ended September 30, 2020, non-recurring expenses comprised of $1.9 million for legal fees related to the defense of class action lawsuit and internal investigation stemming from the lawsuit (see Note 18 for additional information).
Adjusted EBITDA was $6.0 million for the three months ended September 30, 2020, an increase of $3.2 million, or 118.7%, compared to $2.7 million for the three months ended September 30, 2019, attributed primarily to the recent acquisitions of B&R Global and BRGR Subsidiaries, partially offset by the negative impact of COVID-19 to business operations, legal defense of class action lawsuit and associated internal investigation, and change in fair value of interest rates swap contracts.
Recent acquisitions of B&R Global and BRGR Subsidiaries provided for a $3.7 million increase in depreciation and amortization from intangible and fixed assets and $0.4 million increase in interest expenses.
The ongoing COVID-19 pandemic continues to suppress business volume that resulted in a $1.9 million decrease in net income, and consequently $0.7 million decrease in income tax provision. The special reserve for doubtful accounts receivable related to COVID-19 saw a recovery of $0.8 million due to Company's effort in collection.
The upswing in non-recurring income and expenses category should be viewed in two separate components - income and expenses. 2019's balance represented a $0.6 million income while 2020's balance consisted of $1.9 million of expenses associated with the legal defense of the class action lawsuit and related internal investigation, resulting in a net movement of $2.5 million.
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Changes
	2020	2019	Amount	%
Net revenue	$420,282,374	$225,218,105	$195,064,269	86.6%
Cost of revenue	345,531,687	187,806,948	157,724,739	84.0%
Gross profit	74,750,687	37,411,157	37,339,530	99.8%
Distribution, selling and administrative expenses	79,549,580	31,428,998	48,120,582	153.1%
Income (loss) from operations	(4,798,893)	5,982,159	(10,781,052)	(180.2)%
Interest income	396	418,397	(418,001)	(99.9)%
Interest expenses	(3,116,739)	(1,207,217)	(1,909,522)	158.2%
Goodwill impairment loss	(338,191,407)	—	(338,191,407)	(100.0)%
Other income, net	940,832	905,149	35,683	3.9%
Change in fair value of interest rate swap contracts	(1,284,276)	—	(1,284,276)	(100.0)%
Income (loss) before income tax provision	(346,450,087)	6,098,488	(352,548,575)	(5,780.9)%
Provision (benefit) for income taxes	(2,052,426)	1,715,532	(3,767,958)	(219.6)%
Net income (loss)	(344,397,661)	4,382,956	(348,780,617)	(7,957.7)%
Less: net income attributable to noncontrolling interests	168,988	339,683	(170,695)	(50.3)%
Net income (loss) attributable to HF Foods Group Inc.	$(344,566,649)	$4,043,273	$(348,609,922)	(8,622.0)%
Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the nine months ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$400,060,302	95.2%	$210,802,187	93.6%	$189,258,115	89.8%
Wholesale	20,222,072	4.8%	14,415,918	6.4%	5,806,154	40.3%
Total	$420,282,374	100.0%	$225,218,105	100.0%	$195,064,269	86.6%
Net revenue increased by $195.1 million, or 86.6%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was attributable primarily to the acquisition of B&R Global, which brought in additional $258.3 million of total revenue comprised of $10.1 million in sales to wholesale customers and $248.2 million in sales to independent restaurants. The increase was offset by a decrease in revenue of $63.2 million comprised of $59.0 million in sales to independent restaurants and $4.2 million in sales to wholesale customers of legacy HF due to lower sales resulting from COVID-19 pandemic. The negative impact of the pandemic on our restaurant customers beginning in the last two weeks of March 2020 through the end of September 2020 has led to a significant decline in the net revenue for both HF and B&R Global for the nine months ended September 30, 2020. See the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
We conduct wholesale operations as a supplemental business to food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the nine months ended September 30, 2020 increased by $5.8 million, or 40.3%, as compared to the nine months ended September 30, 2019, due to the acquisition of B&R Global.
Cost of Sales and Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the nine Months Ended September 30,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$400,060,302	$210,802,187	$189,258,115	89.8%
Cost of revenue	326,484,372	173,986,745	152,497,627	87.6%
Gross profit	$73,575,930	$36,815,442	$36,760,488	99.9%
Gross Margin	18.4%	17.5%	0.9%	5.1%

Wholesale
Net revenue	$20,222,072	$14,415,918	$5,806,154	40.3%
Cost of revenue	19,047,315	13,820,203	5,227,112	37.8%
Gross profit	$1,174,757	$595,715	$579,042	97.2%
Gross Margin	5.8%	4.1%	1.7%	41.5%

Total sales
Net revenue	$420,282,374	$225,218,105	$195,064,269	86.6%
Cost of revenue	345,531,687	187,806,948	157,724,739	84.0%
Gross profit	$74,750,687	$37,411,157	$37,339,530	99.8%
Gross Margin	17.8%	16.6%	1.2%	7.2%
Cost of revenue was $345.5 million for the nine months ended September 30, 2020, an increase of $157.7 million, or 84.0%, from $187.8 million for the nine months ended September 30, 2019. The increase was mainly attributable to the acquisition of B&R Global, with $206 million and $9.4 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $57.7 million cost of revenue from legacy HF due to reduced sales resulting from the COVID-19 pandemic.
Gross profit was $74.8 million for the nine months ended September 30, 2020, an increase of $37.3 million, or 99.8%, from $37.4 million for the nine months ended September 30, 2019. The increase was attributable primarily to B&R Global, with $42.3 million and $0.7 million in gross profit derived from sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease $5.7 million gross profit from legacy HF due to reduced sales resulting from the COVID-19 pandemic.
Gross margin increased from 16.6% for the nine months ended September 30, 2019 to 17.8% for the nine months ended September 30, 2020, attributable mainly to margin increase in the second and third quarter of 2020 due to two primary factors: (1) elimination of lower margin sales to the buffet restaurants still impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at a lower margin; and (2) sell-through of existing lower cost inventories at a higher gross margin in the second and third quarter of 2020 in line with the general increase in food prices.
Distribution, Selling and Administrative Expenses (DSA Expenses)
Distribution, selling and administrative expenses were $79.5 million and $31.4 million for the nine months ended September 30, 2020 and 2019, respectively, representing a $48.1 million, or 153.1%, increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed an aggregate cost of $48.6 million comprised of $40.4 million in distribution, selling and administrative expenses, and the amortization expense of $8.2 million relating to the intangible assets acquired from the Business Combination, $3.3 million of non-recurring legal expenses associated with the defense of the securities class action lawsuit (See Note 18) and special internal investigation, and $1.1 million attributed to special accounts receivable reserve accrual. The overall increase was offset by a decrease of $4.8 million cost reduction in deliveries charges as a result of the outbreak of COVID-19.
Interest Expense
Interest expense are primarily generated from utilization of lines of credit, capital leases, and long-term debt. Interest expenses was $3.1 million for the nine months ended September 30, 2020, an increase of $1.9 million, or 158.2%, compared with $1.2 million for the nine months ended September 30, 2019. The increase was mainly attributable to increased lines of credit usage after the business combination with B&R Global and additional long-term debt with B&R Realty Subsidiaries, with total interest expenses of $1.8 million for the nine months ended September 30, 2020.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the nine months ended September 30, 2020 and nil for the nine months ended September 30, 2019. See Note 9 to our financial statements for additional information.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.94 million for the nine months ended September 30, 2020, an increase of $0.03 million, or 3.9%, compared with $0.91 million for the nine months ended September 30, 2019.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts. See note 10 for more detail.
Income Tax Provision (Benefit)
Provision for income taxes decreased by $3.8 million, or 219.6%, from $1.7 million for the nine months ended September 30, 2019 to a tax benefit of $2.1 million for the nine months ended September 30, 2020, as a result of the decrease in income before income taxes in the nine months ended September 30, 2020.
Net Income Attributable to Noncontrolling interests
Net income attributable to noncontrolling interests was derived from four minority owned subsidiaries and decreased by $0.17 million, or 50.3%, from 0.34 million for the nine months ended September 30, 2019 to $0.17 million for the nine months ended September 30, 2020. The decrease was mainly due to $0.15 million decrease of net income attributable to noncontrolling interest from Kirnland for the three months ended September 30, 2020.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net loss attributable to our stockholders was $344.6 million and net income attributable to our stockholders was $4.0 million for the nine months ended September 30, 2019 and 2020, respectively.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the Nine Months Ended September 30,		Changes
	2020	2019	Amount	%
Net income (loss)	$(344,397,661)	$4,382,956	$(348,780,617)	(7,957.7)%
Interest expenses	3,116,739	1,207,217	1,909,522	158.2%
Income tax provision	(2,052,426)	1,715,532	(3,767,958)	(219.6)%
Depreciation & Amortization	13,184,904	2,173,723	11,011,181	506.6%
EBITDA	(330,148,444)	9,479,428	(339,627,872)	(3,582.8)%
Goodwill and asset impairment charges	338,191,407	—	338,191,407	100.0%
Change in fair value of interest rate swap contracts	1,284,276	—	1,284,276	100.0%
COVID-19 bad debt reserve	1,135,836	—	1,135,836	100.0%
Non-recurring expenses*	3,272,086	375,000	2,897,086	772.6%
Adjusted EBITDA	$13,735,161	$9,854,428	$3,880,733	39.4%
Percentage of revenue	3.3%	4.4%	(1.1)%	(25.0)%

* For the nine months ended September 30, 2019, non-recurring expenses represented a non-recurring expense accrued for potential loss contingency relating to negligence claim(s) for damages. This claim was settled in November 2019 in the amount of $0.4 million. For the nine months ended September 30, 2020, non-recurring expenses comprised of $3.3 million of legal fee related to the defense of the class action lawsuit and internal investigation stemming from the lawsuit (see Note 18 for additional information).
Adjusted EBITDA was $13.7 million for the nine months ended September 30, 2020, an increase of 39.4%, or $3.9 million , compared to $9.9 million for the nine months ended September 30, 2019. Primary contributors for the movement in Adjusted EBITDA are COVID-19 impact to business, acquisition of B&R Global and BRGR subsidiaries, legal defense of class action lawsuit and associated internal investigation, and fair value change in interest rate swap contracts.
Business restriction stemming out of COVID-19, which started in late March of 2020 and is still ongoing, caused severe detrimental impact to our customers and consequently our business volumes, resulting in $10.6 million decrease in net income (excluding goodwill impairment loss), $3.8 million decrease in income tax provision due to the Company reflecting an income tax benefit as a result of lower taxable income and higher prior period estimated payments, increase of $1.1 million in reserve for doubtful accounts receivable related to COVID-19.(see COVID-19 impact section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of HF Foods Group Inc.)
The Company's recent acquisitions of B&R Global and BRGR subsidiaries resulted in $11.0 million increase in depreciation and amortization from intangible and fixed assets, and $1.9 million in interest expenses.
There is a $2.9 million increase in non-recurring expenses associated with the legal defense of the class action lawsuit and related internal investigation. Change in fair value of interest rate swaps resulted in a $1.3 million add back to the adjusted EBITDA.
Supplemental Unaudited Pro Forma Combined Financial Information
As described above, the Company completed the Business Combination with B&R Global on November 4, 2019. For comparative purposes, the Company is presenting supplemental unaudited pro forma combined statements of operations for the three and nine month periods ended September 30, 2020 and 2019. The unaudited pro forma combined statements of operations for these periods present our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred on January 1, 2019. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined tables below in connection with the Business Combination.
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

Unaudited Pro Forma Results of Operations
The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	For the Three Months Ended September 30, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined
Net revenue	$75,698,877	$129,366,424	$—		$205,065,301
Net income	$1,528,671	$3,125,125	$(2,722,575)	(1)	$1,931,221
Net income attributable to HF Foods Group Inc.	$1,347,565	$2,906,213	$(2,722,575)		$1,531,203
(1)Includes intangibles asset amortization expense of $2,722,575 for the three months ended September 30, 2019.

	For the Nine Months Ended September 30, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined
Net revenue	$225,218,105	$396,836,014	$—		$622,054,119
Net income	$4,382,956	$10,300,784	$(8,167,725)	(1)	$6,516,015
Net income attributable to HF Foods Group Inc.	$4,043,273	$9,704,689	$(8,167,725)		$5,580,237
(1)Includes intangibles asset amortization expense of $8,167,725 for the nine months ended September 30, 2019.
Liquidity and Capital Resources
As of September 30, 2020, we had cash of approximately $9.2 million. We have funded working capital and other capital requirements primarily by equity contributions from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
On April 18, 2019, we and our operating subsidiaries Han Feng, NSF and Kirnland entered into a credit agreement with East West Bank, which replaced our prior credit agreement with East West Bank. The credit agreement provided a $25,000,000 revolving credit facility which was due August 18, 2021, accrued interest based on the prime rate less 0.375%, or 2.20% above LIBOR, but in no event less than 4.214% per annum, and was secured by virtually all assets of the Company and our domestic subsidiaries. On November 4, 2019, the East West Bank revolving credit facility loan was paid off from borrowings under the Amended and Restated Credit Agreement entered into in connection with the merger with B&R, as described below.
On November 4, 2019, we entered into the First Amended Credit Agreement with JP Morgan. The First Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured term loans of $55.4 million.
On January 17, 2020, the Company, B&R Global, and the Borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement by and among JP Morgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amended and restated the existing $55.0 million of real estate term loans under the First Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement in the amount of $41.2 million was rolled over and an additional $18.7 million available to the Company under the Facility was drawn. The Company used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the acquisition of the B&R Realty Subsidiaries, as noted above. Borrowings under the Second Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries (including permitted acquisitions). As of September 30, 2020, $98.7 million was outstanding under the Second Amended Credit Agreement. Borrowings under the Facility bear interest at a floating rate, which will be, at the Borrowers’ option, either LIBOR plus 1.375%, or a base rate of prime rate minus 1.125%. The mortgage-secured Term Loans bear interest at a floating rate which will be, at the Borrowers’ option, either LIBOR plus 1.875%, or a base rate of prime rate minus 0.625%. A commitment fee of 0.15% is payable monthly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitments under the Facility. The Borrowers are obligated to pay monthly installments on the mortgage-secured Term Loans in the amount of $252,000, with a final installment of the remaining principal balance of the Term Loans due on January 17, 2030, the Term Loan Maturity Date.
Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the food service distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of September 30, 2020. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise which might result in shortfalls to what is anticipated, such as the demand for our products, economic conditions, competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
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
The following table sets forth cash flow data for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$44,311,146	$442,624
Net cash used in investing activities	(94,253,697)	(4,798,693)
Net cash provided by financing activities	44,584,579	5,670,080
Net increase (decrease) in cash and cash equivalents	$(5,357,972)	$1,314,011
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $44.3 million for the nine months ended September 30, 2020, an increase of $43.9 million, or 9911.0%, compared to net cash provided by operating activities of $0.4 million for the nine months ended September 30, 2019. The increase was primarily the result of newly acquired B&R Global with total net cash provided by operating activities of $22.3 million. The remaining increase is a combined result of an increase of $27.9 million from changes in working capital items mainly resulting from changes in gain from disposal of equipment, loss from derivative instruments, accounts receivable, inventories, other current assets, income tax recoverable, accrued expenses, income tax payable and depreciation and amortization expense which were offset by a decrease of $6.3 million in net income, advances to suppliers – related parties,deferred tax benefit, other long term assets, accounts payable, and accounts payable - related parties.
Investing Activities
Net cash used in investing activities was approximately $94.3 million for the nine months ended September 30, 2020, an increase of 89.5 million or 1,864.2%, compared to 4.8 million net cash used in investing activities for the nine months ended September 30, 2019. The increase was primarily due to payment made to acquire B&R Realty Subsidiaries of $94.0 million. The increase was offset by a combined result of decreased cash paid for the purchase of property and equipment of $4.9 million, decrease in cash received from notes receivable to third parties and related parties of $0.3 million, offset by a decrease in cash proceeds from the disposal of equipment of $0.1 million.
Financing Activities

Net cash provided by financing activities was approximately $44.6 million for the nine months ended September 30, 2020, an increase of $38.9 million, or 686.3%, compared with $5.7 million of net cash provided by financing activities for the nine months ended September 30, 2019. The increase was due primarily as a result of the newly acquired $75.6 million in mortgage-backed term loans to fund B&R Realty Acquisition. The increase was offset by a net decrease of $19.7 million utilization of lines of credit, an increased repayment of $1.5 million of  long term debt, a decrease in proceeds of $6.1 million of long term debt, and an increase of $9.4 million in repayment of bank overdrafts.
Commitments and Contractual Obligations
The following table presents the Company’s material contractual obligations as of September 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$25,208,939	$25,208,939	$—	$—	$—
Long-term debt	95,108,684	7,736,016	10,007,154	7,463,887	69,901,627
Promissory note payable - related party	7,000,000	—	—	—	7,000,000
Finance lease obligations	1,330,625	370,309	666,882	293,434	—
Operating lease obligations	784,314	315,505	468,809	—	—
Total	$129,432,562	$33,630,769	$11,142,845	$7,757,321	$76,901,627
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

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with U.S. GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three and nine month periods ended September 30, 2020.

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
As of September 30, 2020, our aggregate floating rate debt’s outstanding principal balance was $100.8 million, consisting of long-term debt and revolving lines of credit (See Notes 11 and 12). Given the historically low interest rate environment triggered by the COVID-19 pandemic, the Company adopted a more active cash flow hedge strategy to capitalize on the multi-year low interest rate and to mitigate potential rate increases through an interest rate swap contract executed with JP Morgan Chase Bank on June 24, 2020 (the "JPM IRS"). The JPM IRS contract effectively locked in the Company's future interest rate expense at aggregate rate of 2.288% per annum on the prevailing balance of the above-mentioned term loan and 1.788% per annum for a portion of the revolving line of credit up to an aggregate amount of $80 million during the contract period (see Note 11 and 12). As of September 30, 2020, approximately 79.3% of our floating rate debts have been effectively hedged for the period from June 30, 2021 to June 30, 2025, inclusive (See Note 10). The remaining 20.7% of our floating rate debt bore interest rates based on floating 1-month LIBOR plus the bank spreads. A hypothetical 1% fluctuation in the applicable rate would cause the interest expense on our unhedged floating rate debt, approximately $21.1 million as of September 30, 2020, to change by approximately $0.2 million per year.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2019, we identified weaknesses and control deficiencies in our internal control over financial reporting. The weaknesses identified include: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experience related to complex transactions; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective as of September 30, 2020. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with U.S. GAAP.

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
Changes in Internal Control Over Financial Reporting
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was ineffective due to material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses identified includes: (1) the Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. In order to address and resolve the foregoing material weakness, during the quarter ended September 30, 2020, we continued to improve on our U.S. GAAP and SEC reporting knowledge relating to complex transactions and added additional resources both in terms of systems and manpower to improve our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
A labor and employment lawsuit was filed by a former employee against FUSO, alleging it failed to provide proper meal and rest breaks, as well as other related violations. FUSO believes there is no merit to the case and vigorously defending against all the allegations. Therefore, the Company did not accrue any loss contingency for these matters on its consolidated financial statements as of September 30, 2020 and December 31, 2019.
On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the Class Action Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Class Action Defendants”) for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.).
On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and both cases will proceed under the Class Action Lawsuit docket. The complaints both allege that the Defendants made materially false and (or) misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. On October 13, 2020, the Court appointed Yun F. Yee as lead plaintiff and approved Mr. Yee’s counsel as lead counsel in the Class Action Lawsuit. On October 28, 2020, the Court entered a scheduling order setting December 4, 2020 as the deadline for lead plaintiff to file the Consolidated Amended Complaint and setting a schedule for Defendants' anticipated motion to dismiss. The Class Action Lawsuit does not quantify any alleged damages. The Company disputes these allegations and intends to defend the consolidated actions vigorously.
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

At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated Class Action Lawsuit or the Mendoza Derivative Lawsuit, or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of September 30, 2020.

On August 21, 2020, Plaintiff Jim Bishop filed a putative shareholder derivative lawsuit (the “Bishop Lawsuit”) in the United States District Court for the District of Delaware against certain of the Company’s present and former directors and officers, as well as the Company (collectively, the “Bishop Defendants”) styled Jim Bishop v. Zhou Min Ni, et al., Civil Action No. 1:20-cv-01103-RGA (D. Del.). The Bishop Lawsuit complaint alleges claims that are virtually the same as those alleged in the Mendoza II Lawsuit. The Bishop Lawsuit does not quantify any alleged damages. But in addition to attorneys’ fees and costs, Mr. Bishop seeks to recover damages on behalf of the Company for purported financial harm and to have the Court order changes to the Company’s corporate governance. The Bishop Defendants will seek to have the Bishop Lawsuit stayed until such time as the Court has finally resolved the Mendoza Defendants’ anticipated motion to dismiss the securities class action claims in the consolidated Mendoza Lawsuit.

The Bishop Defendants and the Company dispute and intend to defend vigorously the allegations in the Bishop Lawsuit, assuming it proceeds. On October 20, 2020, Mr. Bishop and the Bishop Defendants filed a Joint Stipulation to Stay Litigation with the Court. In response, the Court entered a docket order on October 21, 2020, indicating that the Bishop Lawsuit could have been brought in the Central District of California where the Mendoza Derivative Lawsuit is pending already, and directing that any party opposing a transfer of the case to the Central District of California should submit a brief in support of that position by November 4, 2020. The Court further directed that the Bishop Defendants do not need to respond to the complaint until the transfer issue is resolved. This case remains in early procedural posture.At this stage, the Company is unable to determine whether a future loss will be incurred due to the Bishop Lawsuit or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of September 30, 2020.

The United States Securities and Exchange Commission (“SEC”) has initiated a formal, non-public investigation of the Company, and the SEC issued a request for a variety of documents and other information. The document request relates to a range of matters including, but not limited to, the matters identified in the Ponce-Sanchez Lawsuit and the Mendoza Derivative Lawsuit. We are cooperating with the SEC in its investigation.
Prior to receiving the document request from the SEC, the Company's board of directors appointed a special committee of independent directors to investigate the the matters identified in the Ponce-Sanchez Lawsuit and the Mendoza Derivative Lawsuit.
The SEC and independent committee investigations are in process and no conclusions have been reached.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On September 30, 2019, HF Holding and Han Feng (the “Sellers”), two wholly-owned subsidiaries of the Company, entered into and closed a Loan Purchase and Sale Agreement (the “Loan Sale Agreement”) with Zhou Min Ni, the Chairman, Chief Executive Officer, and a principal stockholder of the Company.

The Loan Sale Agreement provided for the nonrecourse transfer and assignment to Mr. Ni of all of the Sellers’ rights and interests, and assumption by Mr. Ni of all of the Sellers’ obligations, under four unsecured loans, with an aggregate balance of principal and accrued interest of $12 million, extended by the Sellers to companies in which Mr. Ni or his immediate family members had or have an ownership or other pecuniary interest (the “Related Party Loans”), most of which were established while HF Holding. was a privately-held business. Under the terms of the Loan Sale Agreement, Mr. Ni acquired the Related Party Loans without warranty or recourse and assumed all risks of non-collection.

The Related Party Loans were assigned to Mr. Ni in consideration of the transfer to HF Holding of up to 1,203,803 shares (the “Shares”) of common stock of the Company owned by Mr. Ni. The amount of consideration was determined by valuing the Related Party Loans at their aggregate balance of principal and accrued interest, without discount for any issues of collectability, and by valuing the Shares within a range of per-share price approximating the typical market value of the Company’s common stock as reported on the Nasdaq Stock Market at two junctures in the Company’s history: (i) prior to the time of the Company’s agreement to enter into the merger with HF Holding in March 2018 (deemed for purposes of the Loan Sale Agreement to be $10.00 per share); and (ii) prior to the time of the announcement in June 2019 of the Company’s agreement to merge with B&R Global(deemed for purposes of the Loan Sale Agreement to be $13.30 per share). 298,688 of the Shares (the “Escrow Shares”) were placed in an escrow account for a period of one year; the remaining 905,115 Shares were irrevocably transferred to the Company in payment of the minimum purchase price for the Related Party Loans. In the event that the volume weighted average closing price of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the escrow period (the “250-day VWAP”) equaled or exceeded $13.30 per share, then all of the

Escrow Shares were to be returned to Mr. Ni. In the event that the 250-day VWAP was equal to or less than 10.00 per share, then all of the Escrow Shares were to be transferred and released to the Company for cancellation. In the event that the 250-day VWAP was less than the $13.30 per share but greater than $10.00 per share, then a portion of the Escrow Shares, calculated on a sliding scale, were to be transferred and released to the Company for cancellation and the balance were to be returned to Mr. Ni.

On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Sellers and Mr. Ni agreed that the 250-day VWAP was $10.59, and that, therefore, 231,685 of the Escrow Shares would be transferred to HF Holding and that the remaining 67,003 Escrow Shares would be returned to Mr. Ni. The 231,685 Escrow Shares transferred to HF Holding were subsequently canceled.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement with Kong Hian Victor Lee dated December 6, 2019

10.2	Amendment to Letter Agreement with Kong Hian Victor Lee dated October 1, 2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 9, 2020