Form 10-K
period 2020-12-31
HF Foods Group Inc.
filed 2021-03-16
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________
COMMISSION FILE NO. 001-38180
___________________________________
HF Foods Group Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2717873 (I.R.S. Employer Identification No.)
19319 Arenth Ave. City of Industry, CA (Address of Principal Executive Offices)	91748 (Zip Code)
(Registrant’s Telephone Number, Including Area Code): (626) 338-1090
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbols	Name of each Exchange on which registered
Common Stock, par value $0.0001 per share	HFFG	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $318,678,000 based on the closing price of $9.05 per share as reported on the Nasdaq Capital Market on June 30, 2020.
As of March 15, 2021, the registrant had 51,913,411 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

HF FOODS GROUP INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K for HF Foods Group Inc. (“HF Group,” the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:
•Unfavorable macroeconomic conditions in the United States;
•Competition in the food service distribution industry particularly the entry of new competitors into the Chinese/Asian restaurant market niche;
•Increases in fuel costs;
•Increases in commodity prices;
•Disruption of relationships with vendors and increases in product prices;
•US government tariffs on products imported into the United States, particularly from China;
•Changes in consumer eating and dining out habits, including as a result of pandemics such as COVID-19;
•Disruption of relationships with or loss of customers;
•Our ability to execute our acquisition strategy;
•Availability of financing to execute our acquisition strategy;
•Our success at integrating B&R Global Holdings, Inc. (“B&R Global”) into HF Group;
•Our ability to renew or replace our current leases;
•Failure to retain our senior management and other key personnel particularly;
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
•The development of an active trading market for our common stock; and
•Other factors discussed in “Item 1A. Risk Factors.” and “Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 13.

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

PART I.
ITEM 1.    BUSINESS.
Overview
HF Foods Group Inc. acting through its subsidiaries (“HF Group,” the “Company,” “we,” “us,” or “our”), is a leading food service distributor to Asian restaurants, primarily Chinese restaurants located in the Southeastern, Pacific and Mountain West regions of the United States. HF Group is the result of a merger between two complementary market leaders, HF Foods Group Inc. and B&R Global Holdings, Inc. ("B&R Global") on November 4, 2019.
We currently have 13 distribution centers strategically located across the east and west coasts of the United States in California, Arizona, Colorado, Florida, Georgia, Nevada, North Carolina, Oregon, Utah, and Washington, and a fleet of over 300 refrigerated vehicles. Capitalizing on our deep understanding of the Chinese culture and with over 780 employees and subcontractors, and supported by two call centers in China, we have become a trusted partner serving approximately 10,000 Asian restaurants in 22 states, providing round-the-clock sales and service support to customers who mainly converse in Mandarin or Chinese dialects. Operating through its subsidiaries, the Company is dedicated to serve the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.
We are committed to providing excellent customer service by delivering a distinctive product portfolio built from an indelible partnership with both foreign and domestic suppliers. These relationships, coupled with our proprietary centralized inventory procurement system, ensure that we deliver an outstanding array of products at competitive prices. The centralized procurement system provides the Company with great negotiating power with suppliers resulting in competitive prices for our customers. This proprietary system also helps to better manage customer relationships and inventory while providing a solid platform for expansion from acquisition of smaller companies in this fast growing yet fragmented niche market.
Recent Developments
Business Combination with B&R Global
On November 4, 2019, the Company completed the transactions contemplated by that certain merger agreement dated as of June 21, 2019 (the “Merger Agreement”) by and among the Company, B&R Merger Sub Inc., a Delaware corporation (“Merger Sub”), B&R Global, the stockholders of B&R Global (the “B&R Global Stockholders”), and Xiao Mou Zhang (aka Peter Zhang), as representative of the stockholders (the “Business Combination”). Capitalized terms used herein without definition have the meaning given to them in the Merger Agreement.
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
In connection with the Business Combination:
•HF Group, Xiao Mou Zhang, as representative of the stockholders of B&R Group, and Loeb & Loeb LLP, as escrow agent, entered into an Escrow Agreement pursuant to which HF Group deposited shares of HF Group common stock representing 5% of the aggregate amount of shares issued to the B&R Global Stockholders pursuant to the Merger, to secure the indemnification obligations of the B&R Global Stockholders as contemplated by the Merger Agreement ("Escrow Shares"). The Escrow Shares have since been released on November 25, 2020, one year after the closing of the Business Combination.

•Certain shareholders of HF Group and certain of the B&R Global Stockholders entered into a Tag-Along Agreement, which provides the stockholder parties thereto with tag-along rights in the event any such stockholder desires to sell his or her HF Group securities in a private transaction, or enter into any transaction that would have the same effect as a sale, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, or to enter into any transaction, swap, hedge or other arrangement, or engage in any short sales with respect to any such securities ("Tag-Along Agreement"). The Tag-Along Agreement has since been rescinded in May 2020.
•HF Group and the B&R Global Stockholders entered into a Registration Rights Agreement to provide for the registration of the common stock issued to the B&R Global Stockholders in connection with the Business Combination. The B&R Global Stockholders will be entitled to “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination, and will have certain demand rights for registration. HF Group will bear the expenses incurred in connection with the filing of any such registration statements.
•HF Group, B&R Global, and certain of the B&R Global Stockholders entered into a five year Voting Agreement, which provided that, immediately after the closing of the Business Combination, (i) Zhou Min Ni, the former Chief Executive Officer of HF Group, would continue to serve as a director and the chairman of the board of the Company and as Co-CEO; (ii) Xiao Mou Zhang, the pre-Business Combination Chief Executive Officer of B&R Global, would begin serving as a director of HF Group and Co-CEO; (iii) Zhou Min Ni would select one person to serve as an independent director of the Company, (iv) Xiao Mou Zhang would select one person to serve as an independent director, and (v) Zhou Min Ni and Xiao Mou Zhang would jointly select one person to serve as an independent director.
•Pursuant to our 8-K filing on February 25, 2021, Zhou Min Ni has voluntarily resigned as the chairman of the board of directors, Co-CEO and any positions he holds with any of the Company's subsidiaries, effective February 23, 2021. The Company entered into a separation agreement with Zhou Min Ni which amended certain terms of the Voting Agreement mentioned above. In particular, Zhou Min Ni has agreed on behalf of himself and the other parties related to him and which he controls, that the provisions of Sections 2.1(b) (naming Mr. Ni to the Board as the Company Designee), 2.1(d) (allowing Mr. Ni to designate the Company Independent Designee) and 2.1(e) (allowing Mr. Ni to join in the nomination of the Joint Independent Designee) and Section 2.4 (requiring Mr. Ni to be named to the position of Co-Chief Executive Officer) of the Voting Agreement (as it relates only to Mr. Ni and not Xiao Mou Zhang) are no longer applicable or enforceable. On the same date, Xiao Mou Zhang has been promoted to become the sole CEO of Company. The board of directors have also appointment Russell Libby as the new chair of the Company's board of directors. See Note 19 Subsequent Events.
Acquisition of Warehouse Facilities
On January 17, 2020, the Company completed the transactions contemplated by that certain membership interest purchase agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, B&R Group Realty, and nine subsidiary limited liability companies wholly owned by B&R Group Realty (the “B&R Realty Subsidiaries”) (the “Acquisition”). Capitalized terms used herein without definition have the meaning given to them in the Purchase Agreement.
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
Consideration for the Acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended and Restated Credit Agreement, (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to B&R Group Realty, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The restatement of the mortgage-backed term loans released B&R Group Realty from its obligations to the lenders under the First Amended Credit Agreement and predecessor financing arrangements.
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
On January 17, 2020, the Borrowers, and certain material subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) by and among JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank.  The Second Amended Credit Agreement provided for (a) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Facility”), and (b) mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amended and restated the existing $55.0 million of real estate term loans under the Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the Amended Credit Agreement, $41.2 million, was rolled over, and an additional $18.7 million available to the Company under the Facility was drawn. The Company used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the Acquisition.
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
Business Model and Competitive Advantage
We are committed to providing our customers with a wide range of products at competitive prices. Since inception, we have differentiated ourselves from our competitors with our distinctive product portfolio, supplier relationships, strategic locations, and technology. Our wide range of Asian Specialty product offerings sets us apart from other mainstream competitors such as Sysco Corporation and US Foods Holding Corp., as many of the items we offer are specific to the Chinese restaurant industry. More importantly, our relationships with our suppliers allow us to procure a large variety of products in volume at a low cost. We also import specialized items that would be difficult to procure domestically. With fourteen warehouses and over three hundred trucks executing daily routes within 300 miles of our distribution centers, we offer our customers prompt delivery of high-quality products.
We believe that the following elements of our business model provide us with a competitive advantage and has contributed greatly to our success:
•We offer a wide array of specialty products that are not commonly provided by large distributors serving the mainstream market.
•We have a deep understanding of Chinese culture and most of our employees can speak the native language of our customers.
•We lower our sales and administrative expenses by outsourcing our telephone-based sales and customer service directly to two call centers located in China, which serves our customers with Mandarin and Chinese dialects (Fuzhounese) speaking agents.
•We capitalize on economies of scale and have strong negotiating power with our suppliers.
•We have strategically located distribution centers supported by trucking fleets with most routes limited to 3 to 5 hours driving time, ensuring prompt delivery of our customers orders.

•With our self-developed proprietary inventory management system, we are able to manage our customer relationships and inventory efficiently and reduce operating expenses.
•Employees’ bilingual capabilities provide a competitive advantage against other major providers in the industry.
We aim to be a nationwide foodservice supplier by expanding geographically into new key markets in the United States where we currently do not have a presence, as well as to strategically consolidate our market leadership position in existing markets through acquisitions. We will also explore potential vertical expansion, both upstream and downstream of the foodservice value chain, including providing value-added items such as semi-prepared food products to help our customers upgrade their service. We continue to build on technological advancement to develop state-of-the-art management information and operating systems to further improve our operational efficiency, accuracy and customer satisfaction.
Industry and Market Analysis
We distribute food and supplies to Asian/Chinese restaurants, primarily Chinese restaurants that mainly serve non-Chinese Americans, which is a niche market segment of the foodservice distribution industry. The U.S. Food Service Market is one of the largest, valued at USD $3.1 Trillion in 2018 and is projected to reach USD 4.5 Trillion by 2026 (www.verifiedmarketresearch.com). There are several large distributors such as Sysco Corporation, US Foods Holding Corp. and Performance Food Group Company, each capturing a significant market share of the industry by offering food related products and services, or carrying specific products for large chains. However, the Chinese restaurant segment is unique and the restaurants are generally not well served by these mainstream players, thereby create opportunities for specialty players like HF Foods Group to fill the gap.
Features of Chinese Restaurants
Set forth below are the principal characteristics of the Asian/Chinese restaurants we serve.
Primarily Serving Non-Chinese Americans. There are tens of thousands of Chinese restaurants spread throughout the U.S., primarily serving non-Chinese American customers. Although the dishes they serve cater to the preferences of American mainstream customers and are more simply and quickly prepared as compared to traditional full-service Chinese restaurant cuisine, they still require specialized and unique Chinese ingredients with traditional Chinese cooking styles.
Operated by Chinese Individual Families. Most Chinese restaurants serviced by HF Group are generally family-owned with very few workers, who are usually immigrants from China or second generation Chinese Americans. These restaurant owners, especially the founders are generally less sophisticated, with limited education and very limited resources and appreciate value-added services from suppliers to help them improve their operational efficiency. The owners and workers in the Chinese restaurants usually speak Mandarin or other regional dialects of the Chinese language. Understanding the Chinese culture and language is paramount to facilitating efficient communications with customers.
Close-Knit Chinese American Community. Second or third generation Chinese Americans living in the U.S. inherit their traditional cultural, and ethnic languages, and our experience has been that people in these communities prefer to do business with Chinese Americans as opposed to other ethnic groups.
Unique Cooking Style and Ingredients for Chinese Cuisines. Chinese cuisine requires unique cooking techniques such as steaming and stir-frying in Chinese wok, and requires specialty ingredients and vegetables such as bitter melons, Chinese yams, vine spinach, Chinese cabbage and winter melon. It also requires Chinese and Asian seasonings and spices, including peanut oil, cooking wine, vinegar, dark soy source, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Chinese cuisine are staple supplies of HF Group that are not widely available from mainstream U.S. suppliers.
Growth Potential
Growing Consumption Trend for Food-Away-from-Home (FAFH). According to U.S. Department of Agriculture (USDA), the percentage of Consumers' spending on FAFH increased dramatically from approximately 27% in 1950 to about 52% in 2015, outpacing spending on Food-At-Home (FAH) for the first time in America history. This powerful trend continued through 2019 which saw FAFH spending accounted for 54.8% of total food expenditures. Although it reversed in 2020 due to the outbreak of COVID-19, we believe this long-term trend of increasing FAFH consumption will resume and continue to be the key driver of demand for Asian/Chinese restaurants.

Increased Recognition of Chinese Cuisines by Americans. With the growing influence of China’s economy and the Chinese culture globally, and increased tourism and investment into Asia and China from the Western world, more and more Americans are exposed to, and have shown an increased preference for Chinese and Asian cuisine. According to Euromonitor and article published by The Washington Post, Asian food is the fastest growing cuisine in U.S., registering a blistering cumulative growth rate of 135% since 1999 to 2014, outpacing others like Latino and Middle Eastern cuisines.
We believe that the above-mentioned powerful trends will result in expanded opportunities for Asian/Chinese restaurants, and thus represent tremendous growth opportunity for specialized Asian food distributors like HF Group.
Current Industry Landscape and Opportunities
Natural Culture Barriers to Entry. Understanding Chinese cooking culture is important to run a Chinese restaurant and, therefore, most Chinese restaurants are operated by Chinese Americans. It is very difficult for mainstream food distributors to serve these restaurants because of various cultural and language barriers.
Highly Fragmented Market Segment. The market is currently highly fragmented with many unsophisticated competitors. Most participants are small players such as wholesalers, specialty import brokers, farmers markets, and local produce retailers without the support of sophisticated logistics infrastructure. We believe we are the only Chinese food distributor operating in the United States with such a well-developed logistics infrastructure and experienced management team and that the fragmented market gives us the opportunity to consolidate supply and further develop a dominant market position.
Infrastructure Barriers for New Entrants. The food distribution industry requires large capital investments and resources to build the necessary logistics infrastructure including warehouses and a fleet of trucks to cover its distribution network. In addition, the size of HF Group gives us greater negotiating power with vendors, resulting in price advantages for our customers which we believe are simply not easily achievable by smaller suppliers.
Demand for Value-Added Services. Our customers are Asian/Chinese restaurants, primarily takeout restaurants. These customers are price and quality sensitive and prefer large suppliers with economies of scale to provide them with competitive prices and quality products. Given the limited labor forces and resources of these restaurants, most desire to have more value-added services from the suppliers to help them to operate more efficiently.
In summary, we believe we have numerous advantages to address the current market imperfections and become a national leader in this unique market. With economies of scale, we can provide high quality products at competitive prices in an efficient way.
Business Model
Our business model features an integrated structure with thirteen distribution centers with over one million square feet of total storage space, a fleet of over 300 vehicles for primarily short-distance delivery, and a centralized inventory management and procurement system, supported by two outsourced call centers located in China for customer relationship management. We offer a variety of high-quality products at competitive prices to our customers. Customers can benefit from our efficient supply chain to support their own growth.
We offer one-stop service to Chinese restaurants with over 1,500 types of products, including mainstream products like fresh and frozen meats, frozen seafoods and general commodities, as well as Chinese specialty products like Chinese vegetables, sauces, and packaging materials for takeout restaurants. Chinese restaurants, especially small or takeout restaurants, can find virtually all the products they needed in our product offerings, which can help minimize the effort involved in managing their purchase of inventory. We utilize outsourced call centers in Fuzhou, China, with 24-hour availability for sales and marketing, order placement and post-sales service, which reduces our operating costs, and offers service to our customers in Mandarin, Cantonese and regional Chinese dialects, in addition to English.
We have established a large supplier network and we continue to maintain long-term relationships with many major suppliers. The procurement team was led by Zhou Min Ni and Peter Zhang, co-CEOs of the Company in both 2019 and 2020, who have a deep insight of the industry. Since assuming the role of sole CEO in 2021, Peter Zhang continues to oversee the procurement team. The centralized procurement management system gives us increased negotiating power given the large procurement quantities, improves our turnover of inventory and account payables, and reduces our operating costs.
Products

We offer over 1,500 different products for our clients, which includes virtually all items needed to operate their business. Products range from perishable produce to takeout food packaging materials. To meet our customers’ demands, we have a large variety and a complete line of products in our inventory. Eighty percent of our sales volume currently consists of domestic goods such as frozen meat and vegetables, which are procured through large suppliers or directly from the producers. The remaining twenty percent are imported specialty products. We provide a full service one-stop-shop for our customers by providing most or all of the products they need, from order placement to delivery and post-sales services. Services to customers are supported by our plentiful physical facilities, vehicles, material handling equipment and techniques, and administrative and operating staffs.
The products we distribute include:
•Asian specialty food items: Asian specialty encompasses any product that has an Asian flair or flavor, including noodles, rice, dry goods (such as dried mushrooms, and dried beans), specialty sauces/ seasonings, spring rolls, and canned products (such as preserved vegetables, bamboo shoots and water chestnut).
•Meat and Poultry: We provide our customers with a variety of beef, pork, chicken and duck products with different brands to choose from, such as Smithfield, Teys Australia and Tyson.
•Seafood: We are committed to providing our customers with the freshest possible seafood. We provide our clients with a variety of seafood including lobster, shrimp, crab, scallops and flavorful fish such as tuna and Alaskan salmon, with different brands to choose from, like Asian Star and Atlantic Bay.
•Fresh Produce: We offer fresh, seasonal fruits and vegetables such as celery, Chinese cabbage, and winter melon, which are widely used in Chinese cuisines.
•Packaging and Other Items: We offer a wide range of take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups and sushi combo boxes.
•Commodities: True commodity products such as regular rice, flour, sugar and oil are classified as “commodity”.
The following table sets forth sales percentage by category for the year ended December 31, 2020:

Category	Percentage
Asian Specialty	30%
Meat and Poultry	26%
Seafood	14%
Fresh Produce	13%
Packaging and Others	11%
Commodity	6%
Customer Service
We utilize outsourced call centers located in China to manage our sales order, customer development, sales promotion and post-sales services. The outsourced call centers are located in Fuzhou, the capital city of Fujian Province of China, with local employees speaking Mandarin, Cantonese, regional Chinese dialects (Fuzhounese) and English. By offering the customer service in their native language, the sales staff can communicate smoothly and efficiently with our clients and understand their needs. With cultural understanding and a common language, the sales team can design a product portfolio for our customers and use a precision marketing strategy to promote our products. China, where our two call centers are located, has lower prevailing wages compared to the US. The strategic decision to outsource customer service to China not only enables the Company to provide around the clock service in our customer's native tongue, but also allows the Company to better manage costs. One of the call centers, Hanfeng (Fujian) Information Technology Co., Ltd ("HFFIT"), is a related party to our former Chairman and Co-CEO, Zhou Min Ni. Refer to Note 16 for more details.
We also have a domestic sales team in the U.S., with sales agents that make on-site visits to customers’ restaurants, in order to gain a better understanding of customers’ operations and needs.
Currently, we maintain our sales department, which involves decision-making for sales strategies and supervision of sales performance by our key sales managers, in our corporate headquarters in City of Industry, California and regional office in

Greensboro, North Carolina. The sales managers work closely with the sales staff in China to ensure our market strategies are implemented effectively. Our plan is to further integrate our operating model with the outsourced call centers to expand our business and operate even more efficiently.
A proprietary information system is used to maintain each customer’s records, including location, size, contact information, purchasing history, preferences, orders and payment records. Customers can directly call the outsourced call centers in China or our domestic sales team to inquire about products and to place orders. Once orders are confirmed, electronic sales orders are generated by the information system and sent to the distribution center designated to the customer. Upon receipt of the sales orders, products are pulled from the shelves and moved to a staging area at the loading docks. Products are then loaded into delivery vehicles in preparation for delivery. Products are generally delivered to customers within only two days of an order. Customer analysis can be generated through the information system and prompts the salesperson to follow up with customers for product promotion, post-sales services and the taking of new orders.
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
Inventory Procurement
The Company utilizes centralized procurement on bulk and frequently sold items. Subsidiaries send their inventory procurement requests to headquarters and regional offices where the operation team is responsible for fulfillment in the most cost-effective way. The centralized procurement allows HF Group to establish a meaningful vendor relationship under one brand.
We maintain a large supplier network through a vendor pool with a carefully selected group of suppliers to ensure product quality, availability and competitive pricing. Eighty percent of sales volume currently consists of domestic goods such as frozen meat and vegetables, which are procured through large suppliers or directly from the producers. The remaining twenty percent are imported specialty products. To minimize costs, the procurement team directly manages our major vendors for large and frequent purchases and engages brokers for our smaller suppliers of specialty goods. Utilizing brokers allows us to maintain lower costs due to the brokers’ volume.
The key procurement team members closely monitor the supply market for seasonal products such as vegetables and make procurement adjustments according to market conditions. In addition, they use a dual-sourcing method for their suppliers and can negotiate lower prices for comparable products.
Each distribution center reviews the inventory level in the information system daily and submits purchase requests as needed to the procurement team at headquarters and regional offices. The procurement team at headquarter and regional office also can alter or adjust purchasing decisions based on an analysis of the inventory data in the system. Upon receipt of ordered products, the delivery schedule is determined based on the needs of each location. The lead-time for products is dependent on the product category and need. For perishable goods, products are usually delivered by suppliers within 72 hours of placing the order. Products that are ordered through import brokers have lead times of up to seven days.
None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2019 and December 31, 2020.
Warehousing
We use our information system for warehouse management with daily inventory monitoring. The system allows us to manage our inventory in an efficient way. It optimizes the inventory level and turnover, reducing waste, and helps to reduce labor costs to track and record the inventory.
Inventory levels are maintained based on the category of products. Perishable goods are kept in the refrigerated warehouse for a period of no more than 7 days. This includes fresh produce and fresh meat products. Frozen produce, seafood and meat products are kept in the freezer to extend shelf life. Frozen products usually turn over between 30 and 60 days. Non-perishable goods are held in greater quantities of inventory based on the pricing of the market. Non-perishable items are carefully monitored for pricing changes. As they have an extended shelf life, there is an advantage to ordering larger quantities of stock. Non-perishable goods generally turn over in approximately 3 weeks, which we believe is average for distributors of similar size. Maintaining this level of inventory allows us to manage any surges in demand.

Products are stored in warehouses through our various distribution centers. A routine inventory count is taken to ensure stock quantity and replenishment needs. Forty percent of the inventory consists of fresh meats and produce, of which is counted daily. The other sixty percent consists of frozen and dry goods with cycle counts every two weeks. Non-perishable items are stored on racks until their shelf life is reached or the product is sold, whichever comes first. Products are broken down from their pallets and sold in their original packaging. Items stored in the warehouses are not removed from their original packaging. Each package is sold as one unit and priced accordingly.
Locations
We currently have thirteen distribution centers with a total of over one million square feet of storage, including refrigerated storage of over 320,000 square feet. The distribution centers are located on the route of many of our suppliers; product delivery can be made seamlessly to each location with one large order. Each warehouse is equipped with multiple loading docks, allowing simultaneous parallel loading of products onto the trucks. Warehouse locations are also located in industrial regions, allowing large delivery trucks to enter without the need of acquiring permits.
It is important for us to strategically place our warehouses within certain markets to maximize our market share. We currently strategically place our warehouses within markets that are not saturated and have limited competitors. This allows us to quickly penetrate the market and develop customer relationships that will assist in promotion of products and provide post-sales services. Upon penetrating the market, we seek to expand our warehouses into regional areas in order to streamline our distribution network. This strategy is designed to improve the delivery routes and maximize the utilization of our delivery vehicles.
The table below summarizes certain details of our distribution centers:

Location	Total Size (Square Feet)	Size of Cooler and Refrigerated Storage (Square Feet)	Year Established	Number of Trucks
Phoenix, AZ	68,000	14,000	2011	17
City of Industry, CA	128,000	35,000	2013	52
Fresno, CA	10,000	3,000	2011	9
Hayward, CA	108,000	36,000	2012	27
Irwindale, CA	85,000	45,000	2006	17
West Sacramento, CA	25,000	8,000	2011	17
Aurora, CO	55,000	16,000	2010	21
Ocala, FL	130,000	30,000	2008	39
Atlanta, GA	100,000	25,000	2006	20
Greensboro, NC	170,000	45,000	2002	46
Murray, UT	59,000	14,000	2013	29
West Jordan, UT	34,000	10,000	2006	—
Renton, WA	70,000	40,000	2015	19
Total:	1,042,000	321,000		313
Fleet Management
We currently operate a fleet of over 300 refrigerated vehicles. Vehicles range from vans, 16-foot semi-delivery trucks, to 53-foot refrigerated trucks and trailer units. These vehicles are maintained by both in-house and external mechanics and follow a strict maintenance schedule. Each vehicle has a 7-year life cycle of approximately 250,000 miles. Each vehicle is refueled daily upon return from its delivery route.
Promotion and Marketing
We do not advertise in the media or magazines. We believe that it is more efficient and cost effective to promote our business through telemarketing, online platform and have our drivers promote our business while executing deliveries. Our drivers visit the Chinese/Asian restaurants along their delivery routes and are trained to market our products and our online ordering platform to both existing customers and non-customers along their routes. Telemarketing is conducted by salespersons from the outsourced call centers in China.
Competitive Strengths
•A Large Array of Products to Meet the Demands of Customers.
•Cultural Understanding and Language Advantages.
•Outsourced Customer Call Centers with Low Costs.
•Cost Efficiency with Economies of Scale.
•Strong Negotiation Power with Vendors.
•Developed Logistics Infrastructure.
•Proprietary Information System.
•Experienced Management and Proven Growth.
Competition
The foodservice distribution industry is large and highly competitive. There are a few very large distributors serving the mainstream U.S. market. However, with natural cultural and language barriers, it has been a challenge for the the mainstream foodservice distributors to capture a meaningful market share for Chinese restaurants. Management believes that the market participants in the niche market segment that we are serving is highly fragmented and immature. With the continuing growth of demand for Chinese cuisine, we believe that this industry sector has significant opportunity for consolidation.
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
Trademarks and Other Intellectual Property
We own several registered trademarks, including the following design/combined marks. Trademarks registrations are subject to renewal. Below is a summary of the Company's trademarks.

Trademark	U.S. Registration Number	Next Renewal Date
<333>	5543532	8/20/2023
HF [B/W Logo]	5985676	2/9/2025
HF [Color Logo]	5888817	10/10/2024
Rong	5619958	12/3/2023
Rong GREEN LEAF	5609442	11/19/2023
SEA333	5713248	3/31/2024
SEA888	5520118	7/16/2023
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
Employees
As of December 31, 2020, we had a workforce over 780 persons, including both our employees and workers engaged through agency placements. Over 99% are full-time associates and over 5% of our employees have worked for the Company for ten or more years. Our workforce is not unionized and we are not aware of any plans for them to unionize. We have never experienced a strike or significant work stoppage. We regard our employee relations to be good.
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
Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and aboveground storage tanks for diesel fuel and other petroleum products. As of December 31, 2020, the costs of managing our compliance with environmental laws and regulations was nominal.
The U.S. Foreign Corrupt Practices Act (FCPA) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented appropriate policy and will continue to maintain a robust anti-corruption compliance program applicable to our operations.
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
Risk Factors Relating to Our Business
Global health developments and economic uncertainty resulting from the COVID-19 pandemic have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations.

Public health crises, pandemics and epidemics, such as the recent outbreak of COVID-19, have impacted our operations directly and are expected to continue to impact us directly, or may continue to disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition. Fear of such events may further alter consumer confidence, behavior and spending patterns, and could adversely affect the economies and financial markets of many countries (or globally), resulting in an economic downturn that could affect customers’ demand for our products.

In response to the recent outbreak of COVID-19 and its development into a pandemic, governmental authorities have imposed mandatory closures, sought voluntary closures and imposed restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants, schools, hotels and cruise liners, to reduce or discontinue operations, which have adversely affected and will continue to adversely affect demand in the foodservice industry, including demand for our products and services.

In addition, some consumers are choosing to stay home due to the perceived risk of infection and health risk associated with COVID-19, which is adversely affecting demand in the food service industry, including demand for our products and services.These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, difficulties in collecting our accounts receivables and corresponding increases in our bad debt exposure, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally.

A prolonged or deeper economic downturn that adversely affects our business, financial condition or results of operations could affect our ability to access the credit markets for additional liquidity. Adverse conditions may increase the cost of borrowing for us or limit our access to capital. As a result, we may be unable to continue to comply with the debt covenants, which could result in an event of default.

Unfavorable macroeconomic conditions in the U.S. may adversely affect the results of operations and financial condition of the Company.
The operating results of the Company are substantially affected by the operating and economic conditions in the regions in which we operate. Economic conditions can affect us in the following ways:
•A reduction in discretionary spending by consumers could adversely impact sales of Chinese/Asian restaurants, and their purchases from us. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending.
•Food cost and fuel cost inflation experienced by consumers can lead to reductions in the frequency of and the amount spent by consumers for food-away-from-home purchases, which could negatively impact our business by reducing demand for our products.
•Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending, which can cause disruptions with our customers and suppliers.
•Liquidity issues and the inability of our customers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from such customers.
•Liquidity issues and the inability of suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain the foodservice products and supplies needed by us in the quantities and at the prices requested.
In addition, our existing operations are mainly located in the Southeastern and Western United States. The geographic concentration of our operations creates an exposure to the economic conditions in those regions and any financial downturn in these areas could materially adversely affect our financial condition and results of operations.
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
Volatile fuel prices have a direct impact on the industry served by us. We require significant quantities of fuel for delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to the customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we will be able to do so in the future. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our results of operations.
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
Our operations are subject to various federal, state, and local laws, rules and regulations relating to the protection of the environment, including those governing:

•the discharge of pollutants into the air, soil, and water;
•the management and disposal of solid and hazardous materials and wastes;
•employee exposure to hazards in the workplace; and
•the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials.
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
As of December 31, 2020, we have $18.3 million of debt borrowed from bank credit lines, $100.7 million of long-term mortgage and equipment loans, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, react to changes in business and repay other debts. These bank loans contain covenants that restrict our ability to incur additional debt and operate our business. We may not be able to generate a sufficient amount of cash needed to pay interest and principal on our debt facilities or refinance all or a portion of our indebtedness, due to a number of factors, including significant change of economic conditions, market competition, weather conditions, natural disaster, and failure to execute our business plan.
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
There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. Many established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of such businesses. Even if we are able to successfully compete with these larger entities, this competition may affect the terms of the transactions we are able to negotiate and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that does so, we may be unable to complete an acquisition of such a company for many reasons, including:
•failure to agree on necessary terms, such as the purchase price;
•incompatibility between our operational strategies and management philosophies with those of the potential acquiree;
•competition from other acquirers of operating companies;
•lack of sufficient capital to acquire a profitable company; and
•unwillingness of a potential acquiree to work with our management.
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
A core component of our business plan is to acquire businesses and assets in the food distribution industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:
•difficulties in integrating operations, technologies, services and personnel;
•the diversion of financial and management resources from existing operations;
•the risk of entering new markets;
•the potential loss of existing or acquired strategic operating partners following an acquisition;
•the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;
•possible legal disputes with the acquired company following an acquisition; and
•the inability to generate sufficient revenue to offset acquisition or investment costs.
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
Although our common stock is listed on the Nasdaq Capital Market under the symbol “HFFG”, an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:
•the likelihood that an active trading market for shares of our common stock will be sustained;
•the liquidity of any such market;
•the ability of our stockholders to sell their shares of common stock; or
•the price that our stockholders may obtain for their common stock.
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
•factors influencing consumer food choices;
•the operating and securities price performance of companies that investors consider comparable to us;
•announcements of strategic developments, acquisitions and other material events by us or our competitors;
•changes in global financial markets and global economies and general market conditions, such as tariffs, interest rates, commodity and equity prices and the value of financial assets;
•additions or departures of key personnel;
•operating results that vary from the expectations of securities analysts and investors;
•sales of our equity securities by stockholders or management or sales of additional equity securities by us;
•actions by stockholders; and
•passage of legislation or other regulatory developments that adversely affect us or our industry.
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
Our current management does not have extensive corporate governance experience, and we may need to recruit expertise on corporate governance to comply with the regulations and effectively communicate with the capital markets, which may increase our operating expenses.
We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls, and weaken investor confidence in our financial reporting.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2020, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2020, and (3) our disclosure controls and procedures were not effective as of December 31, 2020. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.
We have taken and will continue to take appropriate actions to remediate such material weakness and inadequate disclosure controls and procedures; however, such measures may not be sufficient to address the material weaknesses identified or ensure that our disclosure controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal controls over financing reporting. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.
We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause the price of our common stock to be negatively impacted.
Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting, and we have not voluntarily sought such a report in the past. If we do not voluntarily seek to obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm in the future, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may have less confidence in us and the price of our common stock may be negatively impacted.
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
We will remain an emerging growth company for up to five years, until such time when we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 or issue more than $1.0 billion of non-convertible debt over a rolling three-year period, whichever is earlier.
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
As of March 15, 2021, there were [51,193,411] shares of our common stock outstanding. Of this number, approximately 37.7 million shares of common stock were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining shares of common stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.
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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.
ITEM 2    PROPERTIES.
We utilize a mix of leased (23%) and owned (77%) properties for distribution, warehousing inventory, service and administrative functions. Our real estate includes our corporate headquarters in City of Industry, California, which is owned. Below is a summary of distribution centers by geographical location, number of facilities, total square feet, and trucks servicing the site as of December 31, 2020.

Location	Number of Facilities	Total Square Feet	Number of Trucks
Arizona	1	68,000	17
California	5	356,000	122
Colorado	1	55,000	21
Florida	2	130,000	39
Georgia	1	100,000	20
North Carolina	1	170,000	46
Utah	2	93,000	29
Washington	1	70,000	19
Totals	14	1,042,000	313
For additional information about our material properties, please see section entitled “BUSINESS – Locations” above.
ITEM 3.    LEGAL PROCEEDINGS.
A labor and employment lawsuit was filed by a former employee against FUSO, alleging it failed to provide proper meal and rest breaks, as well as other related violations. FUSO believes there is no merit to the case and vigorously defending against all the allegations. Therefore, the Company did not accrue any loss contingency for these matters on its consolidated financial statements as of December 31, 2020. The Court has entered orders dismissing the claim in 2021. See Note 19 - Subsequent Events, for additional information concerning this lawsuit.
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
On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and both cases will proceed under the Class Action Lawsuit docket. The complaints both allege that the Defendants made materially false and or misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. On October 13, 2020, the Court appointed Yun F. Yee as lead plaintiff and approved Mr. Yee’s counsel as lead counsel in the consolidated Class Action Lawsuit. On October 28, 2020, the Court entered a scheduling order setting December 4, 2020 as the deadline for lead plaintiff to file the Consolidated Amended Complaint and setting a schedule for Defendants' anticipated motion to dismiss. Thereafter, an amended complaint was filed, which purports to expand the putative class period from August 23, 2018 to November 9, 2020. The Defendants filed their motion to dismiss the amended complaint on January 19, 2021, which is pending. The Class Action Lawsuit does not quantify any alleged damages. The Company intends to defend the consolidated Class Action Lawsuit vigorously.
On June 15, 2020, Mendoza filed a shareholder derivative lawsuit on behalf of the Company as a nominal defendant (the “Mendoza Derivative Lawsuit”) in the United States District Court for the Central District of California against certain of the Company’s present and former directors and officers (collectively, the “Mendoza Derivative Defendants”) styled Mendoza v. Zhou Min Ni, et al., Civil Action No. 2:20-CV-5300-ODW-JPR (C.D. Cal.). The complaint in the Mendoza Derivative Lawsuit is based largely on the same allegations as set forth in the Class Action Lawsuit discussed above and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties , unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Mendoza Derivative Lawsuit does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, Mendoza seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. The Mendoza Derivative Defendants and the Company intend to defend the Mendoza Derivative Lawsuit vigorously. On July 8, 2020, the Court ordered that all proceedings in the Mendoza Derivative Lawsuit be stayed until such time as the Court has finally resolved the Defendants’ motion to dismiss the Class Action Lawsuit.

At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated Class Action Lawsuit or the Mendoza Derivative Lawsuit, or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s financial statements as of December 31, 2020.

On August 21, 2020, plaintiff Jim Bishop ("Bishop") filed a putative shareholder derivative lawsuit (the “Bishop Lawsuit”) in the United States District Court for the District of Delaware against certain of the Company’s present and former directors and officers, as well as the Company (collectively, the “Bishop Defendants”) styled Jim Bishop v. Zhou Min Ni, et al., Civil Action No. 1:20-cv-01103-RGA (D. Del.). The Bishop Lawsuit complaint alleges claims that are virtually the same as those alleged in the Mendoza Derivative Lawsuit. The Bishop Lawsuit does not quantify any alleged damages. But in addition to attorneys’ fees and costs, Bishop seeks to recover damages on behalf of the Company for purported financial harm and to have the Court order changes to the Company’s corporate governance.

The Bishop Defendants and the Company intend to defend vigorously the allegations in the Bishop Lawsuit, assuming it proceeds. On October 20, 2020, Bishop and the Bishop Defendants filed a Joint Stipulation to Stay Litigation with the Court. On November 19, 2020, the Bishop Lawsuit was transferred to the United Stated District Court for the Central District of California, as case number 2:20-CV-10657-ODW-JPR (C.D.Cal.). Motions to consolidate the Mendoza Derivative Lawsuit and the Bishop Lawsuit, and to designate a lead plaintiff and lead plaintiff’s counsel in the consolidated cases are pending in both cases . The Court further ordered that the Bishop Defendants do not need to respond to the complaint until the consolidation and appointment of lead plaintiff/lead plaintiff's counsel are resolved. The Bishop Defendants will seek to have the Bishop Lawsuit stayed until such time as the Court has finally resolved the Mendoza Defendants’ anticipated motion to dismiss the claims in the consolidated Class Action Lawsuit. This case remains in early procedural stage. At this stage, the Company is unable to determine whether a future loss will be incurred due to the Bishop Lawsuit or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s consolidated financial statements as of December 31, 2020.

The United States Securities and Exchange Commission (“SEC”) has initiated a formal, non-public investigation of the Company, and the SEC issued a subpoena for a variety of documents and other information. The subpoena relates to a range of matters including, but not limited to, the matters identified in the Class Action Lawsuit, the Mendoza Derivative Lawsuit, and the Bishop Lawsuit. The Company is cooperating with the SEC in its investigation.
Prior to receiving the document request from the SEC, the Company's board of directors appointed a special committee of independent directors to investigate the matters identified in the Class Action Lawsuit and the Mendoza Derivative Lawsuit.

The SEC and independent committee investigations are ongoing.
On October 14, 2020, a labor and employment lawsuit was filed by a former employee against Happy FM Group, Inc., alleging it engaged in unlawful discrimination and wrongfully discharged the employee, as well as other related violations. We believe there is no merit to the case and are vigorously defending against all the allegations. Therefore, the Company did not accrue any loss contingency for these matters on its consolidated financial statements as of December 31, 2020.
On October 19, 2020, a purported class action labor and employment lawsuit was filed by a former employee against Happy FM Group, Inc., alleging it failed to provide minimum wages and overtime wages, proper meal and rest breaks, as well as other related violations. We believe there is no merit to the case and are vigorously defending against all the allegations. Therefore, the Company did not accrue any loss contingency for these matters on its consolidated financial statements as of December 31, 2020.
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
Holders of Record
As of March 15, 2021, there were 51,193,411 shares of our common stock outstanding and held by 57 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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

ITEM 6.    SELECTED FINANCIAL DATA
The selected historical consolidated statements of operations data for fiscal years 2020 and 2019 and the related selected consolidated balance sheet data as of the end of fiscal years 2020 and 2019, have been derived from our consolidated financial statements and related notes contained elsewhere in this Form 10-K. The selected historical consolidated statements of operations data for fiscal years 2018, 2017 and 2016, and the related selected consolidated balance sheet data as of the end of fiscal years 2018, 2017, and 2016, have been derived from our consolidated financial statements not included in this Form 10-K Report.
The following selected consolidated financial data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included in Item 8.
The following tables set forth our selected financial data for the periods and as of the dates indicated:

	For the twelve months ended December 31,
	2020	2019 (2)	2018	2017 (1)	2016 (1)
Net Revenue	$566,831,075	$388,162,281	$291,006,698	295,549,980	$279,500,235
Net Income (Loss)	(342,680,799)	5,895,286	6,353,695	10,078,070	4,831,285
Net Income (Loss) Attributable to HF Foods Group Inc.	(342,974,059)	5,389,677	6,286,455	9,646,071	4,715,163
Earnings (Loss) per common share - basic and diluted	$(6.58)	$0.22	$0.30	$0.48	$—

	As of December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
Cash	$9,580,853	$14,538,286	$5,489,404	$6,086,044	$5,956,145
Working Capital	22,343,869	40,973,863	25,454,459	10,932,809	13,199,477
Total Assets	484,285,083	802,843,794	82,476,407	80,657,900	72,616,118
Non Current Liabilities
Long-term debt, net	88,008,803	18,535,016	13,109,854	14,249,579	9,889,198
Promissory note payable - related party	7,000,000	—	—	—	—
Obligations under finance leases, non-current	766,885	1,053,166	120,705	118,535	—
Obligations under operating leases, non-current	623,482	12,833,081	—	—	—
Deferred tax liabilities	46,382,704	52,320,045	1,196,061	436,212	26,236
Total Stockholders' equity	$264,801,432	$607,656,732	$34,461,482	$26,898,112	$24,358,220
(1) Financial data for the years ended December 31, 2016 and 2017 derived from legacy HF's books and records and were not part of the Company's previous 10-K filings. The Company previously filed under the name Atlantic Acquisition Corp., a special acquisition company.
(2) The Company completed business combination with B&R Global Holdings, Inc. on November 4, 2019. Net revenue, net income, net income attributable to HF Foods Group, Inc. included operating results from B&R Global Holdings, Inc. from November 4, 2019 to December 31, 2019.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following description of our results of operations and financial condition in conjunction with our audited consolidated financial statements for the years ended December 31, 2020 and 2019.
Overview
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities.
Effective August 22, 2018, Atlantic consummated the transactions contemplated by the Atlantic Merger Agreement, dated as of March 28, 2018, by and among Atlantic, HF Merger Sub, a Delaware subsidiary formed by Atlantic, HF Holding, the stockholders of HF Holding, and Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Atlantic Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity and a wholly-owned subsidiary of Atlantic. Additionally, upon the closing of the transactions contemplated by the Atlantic Merger Agreement, the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and Atlantic changed its name to HF Foods Group Inc.
Effective November 4, 2019, HF Group consummated the transactions contemplated by the B&R Global Merger Agreement, dated as of June 21, 2019, by and among the Company, Merger Sub, B&R Global, the B&R Global Stockholders, and Xiao Mou Zhang, as representative of the B&R Global Stockholders (the "Business Combination"). Upon the closing of the transactions contemplated by the B&R Global Merger Agreement, Merger Sub merged with and into B&R Global, resulting in

B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. The aggregate fair value of the consideration paid by HF Group in the Business Combination was approximately $576,699,494, based on the closing share price of HF Group at the date of Closing.
On January 17, 2020, B&R Global acquired all equity membership interests in nine real estate holding companies, which own warehouse facilities that were being leased to the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Xiao Mou Zhang, managed and owned an 8.91% interest in the acquired entities. The total purchase price for the acquisition was $101,269,706, which was based on third-party fair market value appraisals of the properties acquired.
The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings used for warehousing and distribution purposes). As such, the acquisition of the nine real estate holdings companies would not be deemed a business combination under ASC 805 but as an asset acquisition. The total purchase price is allocated on a relative fair value basis to the net assets acquired.
Due to timing of the acquisition of B&R Global, the financial information of the Company for the twelve month period ended December 31, 2020 is not comparable to the same period of 2019. As such, the Company has presented our results of operations for the twelve month period ended December 31, 2020 and 2019, as well as the unaudited pro forma combined results of operations for the twelve month period ended December 31, 2019. For more information, see section titled “Supplemental Unaudited Pro Forma Combined Financial Information”.
Financial Overview
Our net revenue for the twelve months ended December 31, 2020 was $566.8 million, an increase of $178.6 million, or 46.0%, from $388.2 million for the twelve months ended December 31, 2019. The increase was attributed primarily to additional $259.4 million net revenues generated from the B&R Global reporting segment, which was acquired on November 4, 2019. Offsetting the increase was legacy HF segment's 26.7% loss in business volume, or $80.8 million in 2020 as a result of the COVID-19 pandemic.
Net loss attributable to HF Group’s stockholders for the twelve months ended December 31, 2020 was $343.0 million, a decrease of $348.4 million, or 6,463.5%, compared to net income attributable to HF Group’s stockholders of $5.4 million for the twelve months ended December 31, 2019. This is mainly due to a significant goodwill impairment of $338.2 million taken in the first quarter of 2020 (see Note 9 to our financial statements for additional information) prompted by the impact of the COVID-19 pandemic. There were also new charges in other non-cash items, such as amortization of intangible assets resulting from the acquisition of B&R Global, which did not exist before the Business Combination. Adjusted EBITDA for the twelve months ended December 31, 2020 was $19.7 million, an increase of $2.8 million, or 16.9%, from $16.9 million for the twelve months ended December 31, 2019. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— EBITDA and Adjusted EBITDA” below.
On a pro-forma basis, assuming that the Business Combination took place on January 1, 2019, comparing with the actual results of fiscal year 2020, our net revenue for the twelve months ended December 31, 2020 was $566.8 million, a decrease of $261.2 million, or 31.5% from $828.0 million for the twelve months ended December 31, 2019. Net loss attributable to HF Group’s stockholders for the twelve months ended December 31, 2020 was $343.0 million, a decrease of $348.7 million, or 6,156.9%, from net income attributable to HF Group’s stockholder of $5.7 million for the twelve months ended December 31, 2019. Adjusted EBITDA for the twelve months ended December 31, 2020 was $19.7 million, a decrease of $13.2 million, or 39.9%, from $32.9 million for the twelve months ended December 31, 2019. For additional information on our pro-forma results, see the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
COVID-19 Impact
For the first two months of 2020, the outbreak of COVID-19 did not have a significant impact on our business. However, we began to experience a gradual decline in sales towards the end of February and the impact began to intensify in March, especially in the final two weeks of the month.
By late March, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net sales the last two weeks of March, negatively impacting our overall net income and adjusted EBITDA for the first quarter ended March 31, 2020. Our net sales during the last two weeks of the first quarter of 2020 decreased approximately 67% compared to pro-forma sales in the same period ended March 31, 2019.
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

The above decisive actions have resulted in an overall improvement of our available line of credit that had enabled the Company to navigate through this unprecedented pandemic. Cost cutting measures and more efficient operations ensured that the Company had positive cash flow to pay down the revolving credit. With increased revolving credit availability, the Company is more prepared for future unexpected turns during the pandemic. Following the lowest monthly sales volume in April, weekly sales recovered to over 50% and 60% of pre-COVID-19 levels in the months of May and June, respectively. From July 2020 to the time of this report, we have been experiencing relatively stabilized sales volume of about 70% of pre-COVID-19 levels on an aggregated basis. Based on current sales volumes and adjusted cost structures, the company is generating weekly positive operating cash flows and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further.
The impact of the COVID-19 pandemic continues to evolve and the country recently saw a resurgence of COVID-19 in various areas, therefore, we are currently unable to fully predict the extent to which our business, results of operations, or financial condition, will ultimately be impacted. We do not expect economic and operating conditions for our business to recover to pre-COVID-19 levels until consumers are once again feeling safe, willing and able to resume consumption of food away from home on a regular basis. This may not occur until well after the pandemic abates and the broader economy begins to improve. Any future resurfacing and worsening of the COVID-19 pandemic may adversely impact our sales and liquidity position.
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
EBITDA and Adjusted EBITDA
The Company uses EBITDA to measure operating performance, defined as net income before interest expense, income taxes, and depreciation and amortization. In addition, management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non-recurring expenses. Management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, extraordinary charges, and other non-cash charges and more reflective of other factors that affect our operating performance. Management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. The Company presents EBITDA and Adjusted EBITDA in order to provide supplemental information that the Company considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.
The definition of EBITDA and Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. EBITDA and Adjusted EBITDA are not defined under U.S. GAAP and are subject to important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of HF Group’s results as reported under U.S. GAAP. For example, Adjusted EBITDA:
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

Results of Operations for the years ended December 31, 2020 and 2019
The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the years ended December 31		Changes
	2020	2019	Amount	%
Net revenue	$566,831,075	$388,162,281	$178,668,794	46.0%
Cost of revenue	466,539,492	324,953,758	141,585,734	43.6%
Gross profit	100,291,583	63,208,523	37,083,060	58.7%
Distribution, selling and administrative expenses	106,126,392	54,931,157	51,195,235	93.2%
Income (loss) from operations	(5,834,809)	8,277,366	(14,112,175)	(170.5)%
Interest income	529	418,530	(418,001)	(99.9)%
Interest expenses	(3,922,191)	(1,661,454)	(2,260,737)	136.1%
Goodwill impairment loss	(338,191,407)	—	(338,191,407)	100.0%
Other income, net	1,355,706	1,057,936	297,770	28.1%
Change in fair value of interest rate swap contracts	(920,358)	—	(920,358)	100.0%
Income (loss) before income tax provision	(347,512,530)	8,092,378	(355,604,908)	(4,394.3)%
Provision (benefit) for income taxes	(4,831,731)	2,197,092	(7,028,823)	(319.9)%
Net income (loss)	(342,680,799)	5,895,286	(348,576,085)	(5,912.8)%
Less: net income attributable to noncontrolling interest	293,260	505,609	(212,349)	(42.0)%
Net income (loss) attributable to HF Foods Group Inc.	$(342,974,059)	$5,389,677	$(348,363,736)	(6,463.5)%
Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the years ended December 31,
	2020		2019		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$539,958,127	95.3%	$366,432,448	94.4%	$173,525,679	47.4%
Wholesale	26,872,948	4.7%	21,729,833	5.6%	5,143,115	23.7%
Total	$566,831,075	100.0%	$388,162,281	100.0%	$178,668,794	46.0%
Net revenue increased by $178.7 million, or 46.0%, during the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019. This was attributable primarily to the acquisition of B&R Global, which brought in additional $259.4 million of total revenue comprised of $12.4 million in sales to wholesale customers and $247.0 million in sales to independent restaurants. The increase was offset by a decrease in revenue of $80.7 million comprised of $73.4 million in sales to independent restaurants and $7.3 million in sales to wholesale customers of legacy HF due to lower sales resulting from COVID-19 pandemic. The negative impact of the pandemic on our restaurant customers beginning in the last two weeks of March 2020 through the end of December 2020 has led to a significant decline in the net revenue for both HF and B&R Global for the twelve months ended December 31, 2020. See the section entitled “SUPPLEMENTAL UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION” below.
We conduct wholesale operations as a supplemental business to foodservice distribution by purchasing full truckloads of products from suppliers and redistributing to smaller distributors who are typically lacking the business volume to place large orders directly with suppliers, or prefer to replenish inventory on an as-needed basis due to space or capital sources limitations.

Large volume purchases enable the Company to achieve economies of scale and improve overall bargaining power with suppliers. Net revenue from wholesale for the twelve months ended December 31, 2020 increased by $5.1 million, or 23.7%, as compared to the twelve months ended December 31, 2019, due to the acquisition of B&R Global.
Cost of Revenue and Gross Profit
The following table sets forth the calculation of cost of revenue, gross profit and gross margin for sales to independent restaurants, wholesale, and total net revenue:

	For the years ended December 31,		Changes
	2020	2019	Amount	%
Sales to independent restaurants
Net revenue	$539,958,127	$366,432,448	$173,525,679	47.4%
Cost of revenue	441,164,552	304,139,896	137,024,656	45.1%
Gross profit	$98,793,575	$62,292,552	$36,501,023	58.6%
Gross Margin	18.3%	17.0%	1.3%

Wholesale
Net revenue	$26,872,948	$21,729,833	$5,143,115	23.7%
Cost of revenue	25,374,940	20,813,862	4,561,078	21.9%
Gross profit	$1,498,008	$915,971	$582,037	63.5%
Gross Margin	5.6%	4.2%	1.4%

Total sales
Net revenue	$566,831,075	$388,162,281	$178,668,794	46.0%
Cost of revenue	466,539,492	324,953,758	141,585,734	43.6%
Gross profit	$100,291,583	$63,208,523	$37,083,060	58.7%
Gross Margin	17.7%	16.3%	1.4%
Cost of revenue was $466.5 million for the twelve months ended December 31, 2020, an increase of $141.5 million, or 43.6%, from $325.0 million for the twelve months ended December 31, 2019. The increase was mainly attributable to the acquisition of B&R Global, with $203.3 million and $11.6 million in cost of revenue for sales to independent restaurants and wholesale customers, respectively. This increase was offset by decrease of $73.4 million cost of revenue from legacy HF due to reduced sales resulting from the COVID-19 pandemic.
Gross profit was $100.3 million for the twelve months ended December 31, 2020, an increase of $37.1 million, or 58.7%, from $63.2 million for the twelve months ended December 31, 2019. The increase was attributable primarily to the acquisition of B&R Global, which contributed $43.7 million and $0.8 million in gross profit derived from sales to independent restaurants and wholesale customers, respectively. This increase was offset by a decrease of $7.4 million gross profit from legacy HF due to reduced sales resulting from the COVID-19 pandemic.
Gross margin increased from 16.3% for the twelve months ended December 31, 2019 to 17.7% for the twelve months ended December 31, 2020, attributable mainly to margin increase in the second and third quarter of 2020 due to two primary factors: (1) elimination of lower margin sales to the buffet restaurants still impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at a lower margin; and (2) sell-through of existing lower cost inventories at a higher gross margin in the second and third quarter of 2020 in line with the general increase in food prices.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses were $106.1 million and $54.9 million for the twelve months ended December 31, 2020 and 2019, respectively, representing a $51.2 million, or 93.2%, increase. The increase was mainly attributable to the Business Combination with B&R Global, which contributed an aggregate cost of $59.8 million comprised of $42.2 million of B&R Global's distribution, selling and administrative expenses, and the amortization expense of $10.9 million relating to the intangible assets acquired from the Business Combination, $6.2 million of non-recurring legal expenses associated with the defense of the securities class action lawsuit (See Note 18 to our financial statements) and special internal investigation, and $0.5 million attributed to special accounts receivable reserve accrual. The overall increase was offset by a decrease of $8.6 million cost reduction in deliveries charges, contract labor and fuel charges as a result of the outbreak of COVID-19.
Interest Expenses and Bank Charges
Interest expenses are primarily generated from our utilization of lines of credit, capital leases, and long-term debt. Interest expenses were $3.9 million for the twelve months ended December 31, 2020, an increase of $2.2 million, or 136.1%, compared with $1.7 million for the twelve months ended December 31, 2019. The increase was mainly attributable to increased lines of credit usage after the Business Combination with B&R Global and additional long-term debt with B&R Realty Subsidiaries, with total interest expenses of $3.0 million for the twelve months ended December 31, 2020.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the twelve months ended December 31, 2020 and nil for the twelve months ended December 31, 2019. See Note 9 to our financial statements for additional information.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $1.4 million for the twelve months ended December 31, 2020, an increase of $0.3 million, or 28.1%, compared with $1.1 million for the twelve months ended December 31, 2019.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts. See note 10 to our financial statements for more detail.
Income Tax Provision (Benefit)
Provision(benefit) for income taxes decreased by $7.0 million, or 319.9%, from income tax expenses of $2.2 million for the twelve months ended December 31, 2019 to a tax benefit of $4.8 million for the twelve months ended December 31, 2020, as a result of lower taxable income and the amortization of deferred tax liabilities related to the intangible assets in the twelve months ended December 31, 2020.
Net Income Attributable to Noncontrolling interests
Net income attributable to noncontrolling interests was derived from four minority owned subsidiaries and decreased by $0.2 million, or 42.0%, from $0.5 million for the twelve months ended December 31, 2019 to $0.3 million for the twelve months ended December 31, 2020. The decrease was mainly due to the $0.3 million decrease of net income attributable to noncontrolling interest from Kirnland for the twelve months ended December 31, 2020.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net loss attributable to our stockholders was $343.0 million and net income attributable to our stockholders was $5.4 million for the twelve months ended December 31, 2020 and 2019, respectively.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the years ended December 31,		Changes
	2020	2019	Amount	%
Net income (loss)	(342,680,799)	5,895,286	(348,576,085)	(5,912.8)%
Interest expense	3,922,191	1,661,454	2,260,737	136.1%
Income tax provision (benefit)	(4,831,731)	2,197,092	(7,028,823)	(319.9)%
Depreciation & Amortization	17,483,346	6,754,508	10,728,838	158.8%
EBITDA	(326,106,993)	16,508,340	(342,615,333)	(2,075.4)%
Goodwill and asset impairment charges	338,191,407	—	338,191,407	100.0%
Change in fair value of interest rate swap contracts	920,358	—	920,358	100.0%
COVID-19 bad debt reserve	544,672	—	544,672	100.0%
Non-recurring expenses*	6,179,956	375,000	5,804,956	1,548.0%
Adjusted EBITDA	$19,729,400	$16,883,340	$2,846,060	16.9%
Percentage of revenue	3.5%	4.3%	(0.9)%
*For the twelve months ended December 31, 2019, non-recurring expenses represented an expense accrued for potential loss contingency relating to negligence claim(s) for damages. This claim was settled in November 2019 in the amount of $0.4 million. For the twelve months ended December 31, 2020, non-recurring expenses comprised of $6.2 million of legal fees related to the defense of the class action lawsuit and internal investigation stemming from the lawsuit (see Note 18 to our financial statements for additional information).
Adjusted EBITDA was $19.7 million for the twelve months ended December 31, 2020, an increase of 16.9%, or $2.8 million, compared to $16.9 million for the twelve months ended December 31, 2019. Primary contributors for the movement in Adjusted EBITDA are goodwill and asset impairment charges due to COVID-19 impact to business, acquisition of B&R Global and BRGR subsidiaries, legal defense of class action lawsuit and associated internal investigation, and fair value change in interest rate swap contracts.
Business restrictions stemming out of the COVID-19 outbreak, which started in late March of 2020 and is still ongoing, caused severe detrimental impact to our customers and consequently our business volumes, resulting in a $10.4 million decrease in net income (excluding goodwill impairment loss), a $7.0 million decrease in income tax provision due to the Company reflecting an income tax benefit as a result of lower taxable income and the amortization of deferred tax liabilities related to the intangible assets, and an increase of $0.5 million in reserve for doubtful accounts receivable related to COVID-19.(see COVID-19 impact section under Overview of this section.)
The Company's recent acquisitions of B&R Global and BRGR subsidiaries resulted in a $10.7 million increase in depreciation and amortization from intangible and fixed assets, and $2.3 million in interest expenses.
There is a $6.2 million increase in non-recurring expenses associated with the legal defense of the class action lawsuit and related internal investigation. Change in fair value of interest rate swaps resulted in a $0.9 million add back to the adjusted EBITDA.
Supplemental Unaudited Pro Forma Combined Financial Information
As described above, the Company completed the Business Combination with B&R Global on November 4, 2019. For comparative purposes, the Company is presenting supplemental unaudited pro forma combined statements of operations for the twelve month period ended December 31, 2019. The unaudited pro forma combined statements of operations for these periods present our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred on January 1, 2019. The pro forma combined adjustments give effect to the items identified in the unaudited pro forma combined tables below in connection with the Business Combination.
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

Unaudited Pro Forma Results of Operations
The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma financial statements:

	For the year ended December 31, 2019
	HF	B&R Global	Adjustments		Pro Forma Combined
Net revenue	$302,103,038	$525,942,665	$—		$828,045,703
Net income	5,864,471	11,825,523	(10,890,300)	(1)	6,799,694
Net Income Attributable to HF Foods Group Inc.	$5,406,526	$11,146,273	$(10,890,300)		$5,662,499
(1)Includes intangible asset amortization expense of $10,890,300 for the year ended December 31, 2019
Liquidity and Capital Resources
As of December 31, 2020, we had cash of approximately $9.6 million. We have funded working capital and other capital requirements primarily by equity contributions from shareholders, cash flow from operations, and bank loans. Cash is required to pay cost of inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, professional fees, other operating expenses and to service debts.
On April 18, 2019, we and our operating subsidiaries Han Feng, NSF and Kirnland entered into a credit agreement with East West Bank, which provided a $25,000,000 revolving credit facility due August 18, 2021, accrued interest based on the prime rate less 0.375%, or 2.20% above LIBOR, but in no event less than 4.214% per annum, and was secured by virtually all assets of the Company and our domestic subsidiaries. On November 4, 2019, the East West Bank revolving credit facility loan was paid off from borrowings under the First Amended and Restated Credit Agreement entered into in connection with the merger with B&R, as described below.
On November 4, 2019, we entered into the First Amended Credit Agreement with JP Morgan. The First Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured term loans of $55.4 million.
On January 17, 2020, the Company, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company (collectively with the Company, the “Borrowers”), as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement by and among JP Morgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured Term Loans of $75.6 million. The Second Amended Credit Agreement amended and restated the existing $55.0 million of real estate term loans under the First Amended Credit Agreement. As of January 17, 2020, the existing balance of revolving debt under the First Amended Credit Agreement in the amount of $41.2 million was rolled over and an additional $18.7 million available to the Company under the

Facility was drawn. The Company used the $75.6 million in mortgage-secured term loans and $18.7 million drawn from the revolving credit facility to fund in part the acquisition of the B&R Realty Subsidiaries, as noted above. Borrowings under the Second Amended Credit Agreement may be used for, among other things, working capital and other general corporate purposes of the Company and its subsidiaries (including permitted acquisitions). As of December 31, 2020, $91.0 million was outstanding under the Second Amended Credit Agreement. Borrowings under the Facility bear interest at a floating rate, which will be, at the Borrowers’ option, either LIBOR plus 1.375%, or a base rate of prime rate minus 1.125%. The mortgage-secured Term Loans bear interest at a floating rate which will be, at the Borrowers’ option, either LIBOR plus 1.875%, or a base rate of prime rate minus 0.625%. A commitment fee of 0.15% is payable monthly in arrears based on the daily amount of the undrawn portion of each lender’s revolving credit commitments under the Facility. The Borrowers are obligated to pay monthly installments on the mortgage-secured Term Loans in the amount of $252,000, with a final installment of the remaining principal balance of the Term Loans due on January 17, 2030, the Term Loan Maturity Date.
Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the food service distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of December 31, 2020. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise which might result in shortfalls to what is anticipated, such as the demand for our products, economic conditions, competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
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
The following table summarizes cash flow data for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019
Net cash provided by operating activities	$44,131,286	$4,666,528
Net cash provided by (used) in investing activities	(94,411,446)	2,775,115
Net cash provided by in financing activities	45,322,727	1,607,239
Net increase (decrease) in cash and cash equivalents	$(4,957,433)	$9,048,882
Operating Activities
Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including goodwill impairment loss, depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $44.1 million for the twelve months ended December 31, 2020, an increase of $39.4 million, or 845.7%, compared to net cash provided by operating activities of $4.7 million for the twelve months ended December 31, 2019. The increase was primarily the result of newly acquired B&R Global with total net cash provided by operating activities of $20.6 million. The remaining increase is a combined result of an increase of $27.8 million from changes in working capital items mainly resulting from changes in gain from disposal of equipment, loss from derivative instruments, accounts receivable, inventories, income tax recoverable, accrued expenses, income tax payable and depreciation and amortization expense which were offset by a decrease of $8.9 million in net income, advances to suppliers – related parties,deferred tax benefit, other current other long term assets, accounts payable, and accounts payable - related parties.
Investing Activities
Net cash used in investing activities was approximately $94.4 million for the twelve months ended December 31, 2020, an increase of $97.2 million or 3,502.1%, compared to $2.8 million net cash provided by investing activities for the twelve months ended December 31, 2019. The increase was primarily due to the payment made to acquire B&R Realty Subsidiaries of $94.0 million. The increase was offset by a combined result of a decrease in cash paid for the purchase of property and equipment of $4.2 million, decrease in cash received from notes receivable to third parties and related parties of $0.3 million.
Financing Activities
Net cash provided by financing activities was approximately $45.3 million for the twelve months ended December 31, 2020, an increase of $43.7 million, or 2,719.9%, compared with $1.6 million of net cash provided by financing activities for the twelve months ended December 31, 2019. The increase was a result of the newly acquired $75.6 million in mortgage-backed term loans to fund B&R Realty Acquisition. The increase was offset by a net decrease of $20.5 million utilization of lines of credit, a decrease in proceeds of $8.1 million of long term debt, and an increase of $2.98 million in repayment of bank overdrafts.
Commitments and Contractual Obligations
The following table presents our material contractual obligations as of December 31, 2020:

Contractual Obligations	Total		Less than 1 year	1-3 years	3-5 years	More than 5 Years
Lines of credit	$18,279,062		$18,279,062	$—	$—	$—
Long-term debt	93,650,062		5,641,259	9,607,982	7,418,242	70,982,579
Promissory note payable - related party	7,000,000		—	—	—	7,000,000
Finance lease liabilities	1,210,060		359,635	635,061	215,364	—
Operating lease obligations	1,090,262		382,047	555,687	152,528	—
Total	$121,229,446	121229446	$24,662,003	$10,798,730	$7,786,134	$77,982,579
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
On February 23, 2019, the Company executed an agreement to divest all of the ownership interest in AnHeart to Ms. Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was disclosed and landlord consent was obtained. However, the divestment of ownership did not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart executed a security agreement which grants HF Holding a security interest in AnHeart assets and contains a covenant to assign the leases to HF Group if AnHeart defaults on the original lease agreements. Further, Ms. An has tendered an unconditional guaranty of all liabilities arising under the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.
On February 10, 2021, 273 Co, a newly established Delaware limited liability company and wholly owned subsidiary of the Company, completed the closing of an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, pursuant to which it has assumed the lease of the premises at 273 Fifth Avenue, New York, New York (the “273 Lease Agreement”) dated as of July 2, 2018, by and between AnHeart and Premier 273 Fifth, LLC ("Landlord"). On the same date, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the 273 Lease Amendment were negotiated pursuant to guarantee obligations of the Company’s wholly owned subsidiary, HF Holding as guarantor under the Lease Agreement. 273

Co has agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, 273 Co has undertaken to construct, at Company’s expense, a building on the premises, at a minimum cost of $2,500,000. The 273 Lease Agreement and the Lease Amendment provide for a term of 30 years, with option to renew for 10 additional years, at an annual rent starting at $325,000 and escalating annually throughout the term, with the annual rent in the final year of the initial term of $1,047,974. The 273 Lease Amendment further granted certain rent abatement to the premises for 2020 and 2021, including a 20% reduction of annual rent in 2021. The Lease Amendment permits subletting of the premises.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
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
Accounts receivable
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying unaudited condensed consolidated balance sheets. The Company evaluates the collectability of our accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company becomes aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine when uncollectible receivables are to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of December 31, 2020, and December 31, 2019, the allowances for doubtful accounts were $909,182 and $623,970, respectively.
Revenue recognition

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The majority of the Company’s contracts have one single performance obligation, as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a specific point in time.

For the years ended December 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

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
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at December 31, 2020, and 2019.
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
As of September 30, 2020, our aggregate floating rate debt’s outstanding principal balance was $100.8 million, consisting of long-term debt and revolving lines of credit (See Notes 11 and 12). Given the historically low interest rate environment triggered by the COVID-19 pandemic, the Company adopted a more active cash flow hedge strategy to capitalize on the multi-year low interest rate and to mitigate potential rate increases through an interest rate swap contract executed with JP Morgan Chase Bank on June 24, 2020 (the "JPM IRS"). The JPM IRS contract effectively locked in the Company's future interest rate expense at aggregate rate of 2.288% per annum on the prevailing balance of the above-mentioned term loan and 1.788% per annum for a portion of the revolving line of credit up to an aggregate amount of $80 million during the contract period (see Note 11 and 12). As of December 31, 2020, 100% of our floating rate debts have been effectively hedged for the period from June 30, 2021 to June 30, 2025, inclusive (See Note 10).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HF Foods Group Inc.
Consolidated Financial Statements
For the Fiscal Years Ended December 31, 2020 and December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
HF Foods Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 16, 2021

HF Foods Group Inc.
Consolidated Balance Sheets

	As of
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$9,580,853	$14,538,286
Accounts receivable, net	24,852,212	50,027,134
Accounts receivable - related parties, net	1,266,573	4,202,870
Inventories, net	58,535,040	77,531,854
Advances to suppliers - related parties	196,803	745,135
Other current assets	4,614,164	4,374,338
TOTAL CURRENT ASSETS	99,045,645	151,419,617
Property and equipment, net	136,869,085	37,538,147
Security deposits - related parties	—	591,380
Operating lease right-of-use assets	931,630	17,155,584
Long-term investments	2,377,164	2,296,276
Intangible assets, net	175,797,650	186,687,950
Goodwill	68,511,941	406,703,348
Deferred tax assets	57,478	78,993
Other long-term assets	694,490	372,499
TOTAL ASSETS	$484,285,083	$802,843,794

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$14,839,747	$14,952,510
Lines of credit	18,279,062	41,268,554
Accounts payable	28,391,136	39,689,911
Accounts payable - related parties	1,783,861	4,521,356
Current portion of long-term debt, net	5,641,259	2,726,981
Current portion of obligations under finance leases	286,903	280,243
Current portion of obligations under operating leases	308,148	4,322,503
Accrued expenses and other liabilities	6,178,144	2,610,538
Obligation under interest rate swap contracts	993,516	73,158
TOTAL CURRENT LIABILITIES	76,701,776	110,445,754
Long-term debt, non-current	88,008,803	18,535,016
Promissory note payable - related party	7,000,000	—
Obligations under finance leases, non-current	766,885	1,053,166
Obligations under operating leases, non-current	623,482	12,833,081
Deferred tax liabilities	46,382,704	52,320,045
TOTAL LIABILITIES	219,483,650	195,187,062
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 51,913,411 shares issued and outstanding as of December 31, 2020, and 53,050,211 shares issued and 52,145,096 shares outstanding as of December 31, 2019, respectively	5,191	5,305
Treasury Stock, at cost, — shares as of December 31, 2020, and 905,115 shares at December 31, 2019, respectively	—	(12,038,030)
Additional paid-in capital	587,579,093	599,617,009
Retained earnings (accumulated deficit)	(327,150,398)	15,823,661
TOTAL SHAREHOLDER'S EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	260,433,886	603,407,945
Noncontrolling interest	4,367,547	4,248,787
TOTAL SHAREHOLDERS’ EQUITY	264,801,433	607,656,732
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$484,285,083	$802,843,794
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc.
Consolidated Statements of Operations

	For the years ended December 31
	2020	2019
Net revenue - third parties	$553,408,528	$368,809,865
Net revenue - related parties	13,422,547	19,352,416
TOTAL NET REVENUE	566,831,075	388,162,281

Cost of revenue - third parties	453,706,426	306,370,972
Cost of revenue - related parties	12,833,066	18,582,786
TOTAL COST OF REVENUE	466,539,492	324,953,758

GROSS PROFIT	100,291,583	63,208,523

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	106,126,392	54,931,157

INCOME (LOSS) FROM OPERATIONS	(5,834,809)	8,277,366

Other Income (Expenses)
Interest income	529	418,530
Interest expense	(3,922,191)	(1,661,454)
Goodwill impairment loss	(338,191,407)	—
Other income	1,355,706	1,057,936
Change in fair value of interest rate swap contracts	(920,358)	—
Total Other Income (Expenses), net	(341,677,721)	(184,988)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(347,512,530)	8,092,378

PROVISION (BENEFIT) FOR INCOME TAXES	(4,831,731)	2,197,092
NET INCOME (LOSS)	(342,680,799)	5,895,286
Less: net income attributable to noncontrolling interest	293,260	505,609
NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$(342,974,059)	$5,389,677

Earnings (loss) per common share – basic and diluted	$(6.58)	$0.22
Weighted average shares – basic and diluted	52,095,585	27,113,288
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc.
Consolidated Statements of Cash Flows

	For the years ended December 31
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(342,680,799)	$5,895,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	17,868,596	6,754,508
Goodwill impairment loss	338,191,407	—
Gain (loss) from disposal of equipment	(151,676)	65,624
Allowance for doubtful accounts	1,564,321	72,359
Allowance for inventory obsolescence	129,150	(16,928)
Deferred tax benefit	(5,915,827)	(250,705)
Income from equity method investment	(80,888)	(6,886)
Change in fair value of interest rate swap contracts	920,358	—
Changes in operating assets and liabilities:
Accounts receivable, net	23,425,562	(4,758,186)
Accounts receivable - related parties, net	2,936,297	1,483,211
Inventories, net	18,867,664	1,112,728
Advances to suppliers - related parties	548,332	781,347
Other current assets	(204,859)	(271,098)
Other long-term assets	(298,209)	142,426
Accounts payable	(11,391,797)	(2,668,541)
Accounts payable - related parties	(2,737,495)	(929,903)
Operating lease liability	(385,250)	(1,601,678)
Accrued expenses and other liabilities	3,526,399	(1,137,036)
Net cash provided by operating activities	44,131,286	4,666,528

Cash flows from investing activities:
Cash received from acquisition of B&R Global	—	7,017,467
Purchase of property and equipment	(664,750)	(4,835,929)
Proceeds from disposal of equipment	257,372	286,831
Cash received from long-term notes receivable	—	290,071
Payment made for notes receivable	—	(108,750)
Proceeds from long-term notes receivable to related parties	—	386,358
Payment made for long-term notes receivable to related parties	—	(260,933)
Payment made for acquisition of B&R Realty	(94,004,068)	—
Net cash provided by (used in) investing activities	(94,411,446)	2,775,115

Cash flows from financing activities:
Proceeds from bank overdraft	5,367,468	2,870,416
Repayment of bank overdraft	(5,480,231)	—
Proceeds from lines of credit	553,192,068	144,045,699
Repayment of lines of credit	(576,312,758)	(146,661,467)
Proceeds from long-term debt	75,600,006	8,378,467
Repayment of long-term debt	(6,589,704)	(6,338,525)
Repayment of obligations under finance leases	(279,622)	(384,851)
Cash distribution paid to shareholders	(174,500)	(302,500)
Net cash provided by financing activities	45,322,727	1,607,239

Net increase (decrease) in cash	(4,957,433)	9,048,882
Cash at beginning of the year	14,538,286	5,489,404
Cash at end of the year	$9,580,853	$14,538,286

The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2020 and 2019

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2018	22,167,486	$2,217	—	$—	$22,920,603	$10,433,984	$33,356,804	$1,104,678	$34,461,482
Net income	—	—	—	—	—	5,389,677	5,389,677	505,609	5,895,286
Exercise of Stock Options	182,725	18		—	(18)	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	—	—	(905,115)	(12,038,030)	—	—	(12,038,030)	—	(12,038,030)
Acquisition of B&R Global by issuance of common stock	30,700,000	3,070	—	—	576,696,424	—	576,699,494	2,941,000	579,640,494
Distribution to shareholders	—	—	—	—	—	—	—	(302,500)	(302,500)
Balance at December 31, 2019	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	—	—	—	—	—	(342,974,059)	(342,974,059)	293,260	(342,680,799)
Escrow shares transferred to and recorded as treasury stock by the Company	—	—	(231,685)	—	—	—	—	—	—
Retirement of treasury stock	(1,136,800)	(114)	1,136,800	12,038,030	(12,037,916)	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	(174,500)	(174,500)
Balance at December 31, 2020	51,913,411	$5,191	—	$—	$587,579,093	$(327,150,398)	$260,433,886	$4,367,547	$264,801,433
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Organization and General
HF Foods Group Inc. and subsidiaries (collectively “HF Group”, or the “Company”) markets and distributes fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the Southeast, Pacific and Mountain West regions of the United States.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company ("SPAC") under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.
Reorganization of HF Holding
HF Group Holding Corporation (“HF Holding”) was incorporated in the State of North Carolina on October 11, 2017. Effective January 1, 2018, HF Holding entered into a Share Exchange Agreement (the “Agreement”) whereby the controlling shareholders of the following eleven entities contributed their respective stocks to HF Holding in exchange for all of HF Holding’s outstanding shares. Upon completion of the share exchanges, these entities became either wholly-owned or majority-owned subsidiaries of HF Holding.
•Han Feng, Inc. (“Han Feng”)
•Truse Trucking, Inc. (“TT”)
•Morning First Delivery, Inc. (“MFD”)
•R&N Holdings, LLC (“R&N Holdings”)
•R&N Lexington, LLC (“R&N Lexington”)
•Kirnsway Manufacturing, Inc. (“Kirnsway”)
•Chinesetg, Inc. (“Chinesetg”)
•New Southern Food Distributors, Inc. (“NSF”)
•B&B Trucking Services, Inc. (“BB”)
•Kirnland Food Distribution, Inc. (“Kirnland”)
•HG Realty, LLC (“HG Realty”)
In accordance with Financial Accounting Standards Board’s (“FASB") Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Agreement has been accounted for as a transaction among entities under common control since the same shareholders controlled all these eleven entities prior to the execution of the Agreement. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.
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

The following table summarizes the entities under HF Foods Group Inc. after the above-mentioned reorganization, together with new entities formed after the Atlantic Transactions as described below:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by HF Group	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina, USA	100%	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Foodservice distributor
TT	August 6, 2002	North Carolina, USA	100%	Logistic service provider
MFD	April 15, 1999	North Carolina, USA	100%	Logistic service provider
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding company
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Real estate holding company
R&N Charlotte, LLC ("R&N Charlotte")	July 10, 2019	North Carolina, USA	100%	Real estate holding company
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services provider
Chinesetg	July 12, 2011	New York, USA	100%	Design and printing services provider
NSF	December 17, 2008	Florida, USA	100%	Foodservice distributor
BB	September 12, 2001	Florida, USA	100%	Logistic service provider
Kirnland	April 11, 2006	Georgia, USA	66.7%	Foodservice distributor
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding company
HF Foods Industrial, L.L.C. ("HF Foods Industrial")	December 10, 2019	North Carolina, USA	60.0%	Food processing company
273 Fifth Avenue, L.L.C. ("273 Co")	October 10, 2020	Delaware, USA	100%	Real estate lease holding company
Reverse Acquisition of HF Holding
Effective August 22, 2018, Atlantic consummated the transactions contemplated by a merger agreement (the “Atlantic Merger Agreement”), dated as of March 28, 2018, by and among Atlantic, HF Group Merger Sub, Inc. ("HF Merger Sub"), a Delaware subsidiary formed by Atlantic, HF Holding, the stockholders of HF Holding, and Company's former director and Co-CEO, Zhou Min Ni, as representative of the stockholders of HF Holding. Pursuant to the Atlantic Merger Agreement, HF Holding merged with HF Merger Sub and HF Holding became the surviving entity (the “Atlantic Merger”) and a wholly-owned subsidiary of Atlantic (the “Atlantic Acquisition”). Additionally, upon the closing of the transactions contemplated by the Atlantic Merger Agreement, the stockholders of HF Holding became the holders of a majority of the shares of common stock of Atlantic, and Atlantic changed its name to HF Foods Group, Inc. (Collectively, these transactions are referred to as the “Atlantic Transactions”).
At closing on August 22, 2018, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Atlantic Transactions' stockholders owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entity.
Following the consummation of the Atlantic Transactions on August 22, 2018, there were 22,167,486 shares of common stock issued and outstanding, consisting of (i) 19,969,831 shares issued to HF Holding’s stockholders pursuant to the Atlantic Merger Agreement, (ii) 400,000 shares redeemed by one of Atlantic’s shareholders in conjunction with the Atlantic Transactions, (iii)

10,000 restricted shares issued to one of Atlantic’s shareholders in conjunction with the Atlantic Transactions, and (iv) 2,587,655 shares originally issued to the pre-Atlantic Transactions stockholders of Atlantic.
The Atlantic Transactions was treated as a reverse acquisition under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For accounting purposes, HF Holding was considered to be acquiring Atlantic in this transaction. Therefore, the aggregate consideration paid in connection with the business combination was allocated to Atlantic’s tangible and intangible assets and liabilities based on their fair market values. The assets and liabilities and results of operations of Atlantic were consolidated into the results of operations of HF Holding as of the completion of the Atlantic Transactions.
HF Holding Entities Organized Post-Atlantic Transactions
On July 10, 2019, the Company, through its subsidiary Han Feng, formed a new real estate holding company, R&N Charlotte. R&N Charlotte owns a 4.66 acre tract of land with appurtenant 115,570 square foot of office, warehouse, and industrial facility located in Charlotte, North Carolina.
On December 10, 2019, the Company, through its subsidiary Han Feng, formed a new food processing company, HF Foods Industrial, as owner of 60% of membership interest.
On October 1, 2020, the Company, through its subsidiary HF Group Holding, formed a wholly-owned new real estate lease holding company, 273 Co.
Business Combination with B&R Global
Effective November 4, 2019, HF Group consummated the transactions contemplated by a merger agreement (the “B&R Merger Agreement”), dated as of June 21, 2019, by and among the Company, B&R Merger Sub, Inc., a Delaware corporation (“Merger Sub”), B&R Global Holdings, Inc. ("B&R Global"), the stockholders of B&R Global (the ”B&R Global Stockholders”), and Xiao Mou Zhang, as representative of the stockholders (the “Business Combination”). Upon the closing of the transactions contemplated by the B&R Merger Agreement (the “Closing”), Merger Sub merged with and into B&R Global, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. Pursuant to the B&R Merger Agreement, the aggregate fair value of the consideration paid by HF Group in the Business Combination was $576,699,494, based on the closing share price of the Company’s common stock at the date of Closing.
Formed in 2014 as a holding company to acquire and consolidate the various operating entities (listed below) under one roof, B&R Global, through its subsidiaries, supplies foodservice items to approximately 5,000 restaurants across 11 Western states, and combined with HF Group, creates what the Company believes is the largest food distributor to Asian restaurants in the United States. The combined entity now has 13 distribution centers strategically located in 8 states across the Southeast, Pacific and Mountain West regions of the United States and operates a fleet of over 300 refrigerated vehicles. With over 780 employees and subcontractors supported by two call centers in China, HF Group now serves around 10,000 restaurants in 22 states and provides round-the-clock sales and service support to its customers, who mainly converse in Mandarin or Chinese dialects.
The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company
Subsidiaries:
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Foodservice distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Foodservice distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Foodservice distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Foodservice distributor
R & C Trading L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Foodservice distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Foodservice distributor
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Foodservice distributor
Min Food, Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Foodservice distributor
B&R Group Logistics Holding, LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Logistic service provider
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Foodservice distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Foodservice distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing company
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
American Fortune Foods Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Lin’s Distribution, Inc., Inc. (“LIN”)	February 2, 2010	Utah, USA	100%	Logistic service provider
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing company
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
Yi Z Service LLC (“YZ”)	October 2, 2017	California, USA	100%	Logistic service provider
Golden Well Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Kami Trading Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Royal Service Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
MF Food Services Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider
*At the acquisition date and as of December 31, 2020, B&R Global consolidates FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.
Acquisition of Real Estate Companies
On January 17, 2020, the Company completed the transactions contemplated by that certain membership interest purchase agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, B&R Group Realty

Holding, LLC ("BRGR"), and nine subsidiary limited liability companies wholly owned by BRGR (the “BRGR Subsidiaries”) (the “Realty Acquisition”). Pursuant to the Purchase Agreement, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own 10 warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana for purchase consideration of $101,269,706. Consideration for Realty Acquisition was funded by (1) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 11 for additional information), (2) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to BRGR, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility.
The following table summarizes B&R Global’s additional wholly owned subsidiaries as a result of the Realty Acquisition:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
A & Kie, LLC ("AK")	March 26, 2010	Arizona, USA	100%	Real estate holding company
B & R Realty, LLC ("BRR")	August 28, 2013	California, USA	100%	Real estate holding company
Big Sea Realty, LLC ("BSR")	April 3, 2013	Washington, USA	100%	Real estate holding company
Fortune Liberty, LLC ("FL")	November 22, 2006	Utah, USA	100%	Real estate holding company
Genstar Realty, LLC ("GSR")	February 27, 2012	California, USA	100%	Real estate holding company
Hardin St Properties, LLC ("HP")	December 5, 2012	Montana, USA	100%	Real estate holding company
Lenfa Food, LLC ("LF")	February 14, 2002	Colorado, USA	100%	Real estate holding company
Lucky Realty, LLC ("LR")	September 3, 2003	California, USA	100%	Real estate holding company
Murray Properties, LLC ("MP")	February 27, 2013	Utah, USA	100%	Real estate holding company

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
As of December 31, 2020 and 2019, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIEs’ activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE is included in the Company’s consolidated balance sheets, statements of income (loss) and statements of cash flows are as follows:

	December 31, 2020	December 31, 2019
Current assets	$47,822	$158,184
Non-current assets	115,934	301,803
Total assets	$163,756	$459,987

Current liabilities	$496,234	$805,666
Non-current liabilities	39,475	69,321
Total liabilities	$535,709	$874,987

	For the year ended December 31
	2020	2019
Net revenue	$2,020,416	$420,163
Net income	$43,046	$68,449

	For the year ended December 31
	2020	2019
Net cash provided by operating activities	$246,153	$201,885
Net cash used in financing activities	(265,004)	(207,159)
Net decrease in cash and cash equivalents	$(18,851)	$(5,274)
Noncontrolling Interests
U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of income.
As of December 31, 2020 and 2019, noncontrolling interest equity consisted of the following:

Name of Entity	Percentage of Ownership of noncontrolling interest	December 31, 2020	December 31, 2019
Kirnland	33.33%	$1,384,780	$1,292,623
MIN	39.75%	889,596	896,980
MS	35.00%	459,816	459,126
OW	32.50%	1,633,355	1,600,058
Total		$4,367,547	$4,248,787
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents.

Accounts Receivable
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of December 31, 2020 and 2019, allowances for doubtful accounts were $909,182 and $623,970, respectively.
Inventories
The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of December 31, 2020 and 2019, the valuation allowance was $146,078 and $16,928, respectively.
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
Business Combinations
The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), Business Combinations. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.
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
The Company opted the early adoption of Accounting Standards Update (“ASU”) 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Intangible Assets
Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated useful lives (years)
Tradenames	10
Customer relationships	20
Long term investments
The Company’s investments in unconsolidated entities consist of equity investments and investment without readily determinable fair value.
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
The Company did not record any impairment loss on its long term investments as of December 31, 2020 and 2019.
Impairment of Long-lived Assets other than goodwill
The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of December 31, 2020 and 2019.
Revenue Recognition
The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.
The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The majority of the Company’s contracts have one single performance obligation, as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s revenue streams are recognized at a specific point in time.
For the years ended December 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from contracts with customers by geographic locations:

	For the Years Ended
	December 31, 2020	December 31, 2019
Arizona	$34,952,390	$7,196,217
California	192,998,208	54,877,209
Colorado	34,908,440	6,658,931
Florida	65,415,191	91,173,814
Georgia	46,985,078	65,173,052
North Carolina	108,954,235	145,756,172
Utah	52,458,685	8,249,684
Washington	30,158,848	9,077,202
Total	$566,831,075	$388,162,281
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in distribution, selling and administrative expenses. Shipping and handling costs were $6,813,693 and $4,443,967 for the years ended December 31, 2020 and 2019, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at December 31, 2020 and 2019.
Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) ("Topic 842"). For all leases that were entered into prior to the effective date of ASC 842, the Company elected to apply the package of practical expedients. Based on this guidance the Company will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 did not have a material impact on the Company’s consolidated balance sheets or on its consolidated statements of operations.
The adoption of Topic 842 resulted in the presentation of $21.2 million of operating lease assets and operating lease liabilities on the consolidated balance sheet as of January 1, 2019. See Note 11 for additional information. As a result of the Realty Acquisition (see Note 8 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of December 31, 2020 and 2019, the balances for operating lease assets and liabilities were $931,630 and $17,155,584, respectively. See Note 13 for additional information.

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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended December 31, 2020 and 2019.
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
Derivative Financial Instrument
In accordance with the guidance in ASC Topic 815 ("ASC 815"), Derivatives and Hedging, derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("IRS") contracts as hedges for accounting treatment. Pursuant to U.S. GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the statement of operations. Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.
Concentrations and Credit Risk

Credit risk
Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, no supplier accounted for more than 10% of the total cost of revenue. As of December 31, 2020, two suppliers accounted for 22% and 18% of total advance payments outstanding and one suppliers accounted for 96% of advance payments to related parties, respectively. As of December 31, 2019, two suppliers accounted for 34% and 15% of total advance payments outstanding and these two suppliers accounted for 70% and 30% of advance payments to related parties, respectively.
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
NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Accounts receivable	$25,761,394	$50,651,104
Less: allowance for doubtful accounts	(909,182)	(623,970)
Accounts receivable, net	$24,852,212	$50,027,134
Movement of allowance for doubtful accounts is as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Beginning balance	$623,970	$658,104
Provision for doubtful accounts	1,337,820	(4,515)
Less: write off/recovery	(1,052,608)	(29,619)
Ending balance	$909,182	$623,970

NOTE 4 - NOTES RECEIVABLE
As of December 31, 2018, the Company's records reflected that there was a promissory note agreement with Feilong Trading, Inc, ("Feilong"). The relationship between Feilong and HF is within the scope of our internal investigation. Pursuant to the promissory note agreement, Feilong was permitted to borrow up to $4,000,000 from time to time. The note bore interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The Company’s former Chairman and Co-CEO, Zhou Min Ni agreed to personally guarantee the repayment of all outstanding balances relating to this note receivable.
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
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP immediately preceding September 30, 2020 was $10.59, and consequently, 69,719 of the Escrow Shares were transferred to and recorded as treasury stock by the Company, and the remaining 20,163 Escrow Shares were returned to Mr. Ni. Following this event, the balance due from Feilong to the Company is considered fully settled. The Company has retired all treasury stocks as of December 31, 2020.

NOTE 5 - LONG TERM INVESTMENTS
Long term investments consisted of the following:

	Ownership as of December 31, 2020	As of December 31, 2020	As of December 31, 2019
Asahi Food, Inc.	49%	$577,164	$496,276
Pt. Tamron Akuatik Produk Industri	12%	1,800,000	1,800,000
Long term investments		$2,377,164	$2,296,276
The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of December 31, 2020 and 2019 for these investments.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Automobiles	$24,544,094	$24,340,652
Building	71,285,127	17,721,292
Building improvements	9,807,234	9,079,737
Furniture and fixtures	223,996	220,169
Land	52,125,900	3,391,858
Machinery and equipment	13,498,211	11,414,764
Subtotal	171,484,562	66,168,472
Less: accumulated depreciation	(34,615,477)	(28,630,325)
Property and equipment, net	$136,869,085	$37,538,147
The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 8 for additional information.
Depreciation expense was $6,393,309 and $3,251,162 for the years ended December 31, 2020 and 2019, respectively.

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
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using quoted market prices, discounted cash flow, and estimates made by management. The purchase price allocation was subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, not to exceed one year as permitted under ASC 805.
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
The following table presents the Company’s unaudited pro forma results for the year ended December 31, 2019, as if the B&R Global Acquisition had occurred on January 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the Year Ended December 31, 2019
Pro forma net revenue	$828,045,703
Pro forma net income	6,799,694	(1)
Pro forma net income attributable to HF Group	5,662,499	(1)

Pro forma earnings per common share - basic and diluted	$0.11

Pro forma weighted average shares - basic and diluted	53,293,566
(1)Includes intangibles asset amortization expense of $10,890,300 for the year ended December 31, 2019.

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
Consideration for the acquisition was funded by (1) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 12 for additional information), (2) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to BRGR maturing on January 17, 2030, and (3) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released BRGR from its obligations to the lenders under the First Amended Credit Agreement (See Note 11 for additional information) and predecessor financing arrangements.
Capitalizable tangible net assets acquired are depreciated on a straight-line basis over the estimated useful lives, ranges from 3 years to 39 years. Depreciation expense for property and equipment acquired was $1,268,753 for the year ended December 31, 2020.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
Total assets acquired	102,636,399

Accounts payable and Accrued Expenses	1,366,693
Total liabilities assumed	1,366,693
Net assets acquired	$101,269,706

NOTE 9 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill by segment are presented below:

	HF	B&R Global	Total
Balance at December 31, 2019	$—	$406,703,348	$406,703,348
Impairment Loss	—	(338,191,407)	(338,191,407)
Balance at December 31, 2020	$—	$68,511,941	$68,511,941
The Company recorded approximately $406.7 million of goodwill on December 31, 2019, resulting from the completion of the Business Combination with B&R Global, which represents the excess of the purchase price over the fair value of net assets acquired. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 consideration shares of HF Group Common Stock, valued at $576,699,494 based upon the closing share price of the Company’s common stock at the date of Closing on November 4, 2019. The Company's policy is to test goodwill for impairment annually in the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price.
Towards the end of first quarter of fiscal year 2020, the Company experienced significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by approximately $338.2 million. As a result, the company recorded the amount as impairment loss during the first quarter of fiscal year 2020.
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
Using historic monthly sales run rate and forecasted sales run rates for the next year, the Company performed goodwill impairment assessment and concluded no further impairment is required as of December 31, 2020.
Acquired Intangible Assets
In connection with the Business Acquisition, HF Group acquired $188,503,000 of intangible assets, primarily representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years respectively. The components of the intangible assets are as follows:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(3,418,683)	$25,884,317	$29,303,000	$(488,383)	$28,814,617
Customer relationships	159,200,000	(9,286,667)	149,913,333	159,200,000	(1,326,667)	157,873,333
Total	$188,503,000	$(12,705,350)	$175,797,650	$188,503,000	$(1,815,050)	$186,687,950
Since COVID-19 has had an adverse impact on the Company’s business volume, which was a triggering event, the Company performed long-lived asset quantitative impairment tests as of December 31, 2020. All intangible assets were tested for recoverability at the asset group level. ASC Topic 360, Property, Plant and Equipment ("ASC 360") defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. Based on the test for recoverability using undiscounted cash flows attributable to the asset (or asset group), the sum of the undiscounted cash flows exceeded the carrying value of the measured asset (or asset group). As such, no impairment was recorded for the finite lived assets as of December 31, 2020.
HF Group’s amortization expense for intangible assets was $10,890,300 in 2020 and $1,815,050 in 2019, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending December 31,	Amount
2021	$10,890,300
2022	10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
Thereafter	121,346,150
Total	$175,797,650

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

On June 24, 2020, HF Group entered into a forward starting IRS contract with JP Morgan Chase Bank (the "JPM IRS") for a fixed $80 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. The Company has an existing term loan as of December 31, 2020 of approximately $73.5 million which was pegged to a floating rate of 1-month LIBOR plus 1.875% per annum, as well as a revolving line of credit with an outstanding balance of $18.3 millions as of December 31, 2020 that was pegged to 1-month LIBOR plus 1.375% per annum. Under the terms of the JPM IRS contract, the Company will receive interest at prevailing 1-month LIBOR and pay fixed interest at 0.413% plus the agreed bank spread starting from July 31, 2021 through July 31, 2025 inclusive.

On March 3, 2021, the Company unwind the JPM IRS. The contract was unwound with a view that 1-month LIBOR will continue to remain low in the foreseeable future despite the spike at the long end of the yield curve. The Company recorded a gain of $718,600 in the first quarter of 2021.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations.

As of December 31, 2020 and December 31, 2019, the Company has determined that the fair value of the interest rate swap obligations was $993,516 and $73,158, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.
NOTE 11 - LINES OF CREDIT
On April 18, 2019, the Company, Han Feng, NSF and Kirnland entered into a Credit Agreement with East West Bank (the "EWB Credit Agreement"). The EWB Credit Agreement provided for a $25 million secured line of credit available to be used in one or more revolving loans to the Company’s domestic subsidiaries that were parties to the EWB Credit Agreement for working capital and general corporate purposes. Han Feng, NSF and Kirnland (the “Borrowing Subsidiaries”) were the borrowers and the Company and each of its other material subsidiaries were guarantors of all the obligations under the EWB Credit Agreement. The original maturity of the line of credit was August 18, 2021. Under the EWB Credit Agreement, the Borrowing Subsidiaries were to pay interest on the principal amounts drawn on the line of credit at a rate per annum equal to (a) 0.375% below the Prime Rate in effect from time to time, or (b) 2.20% above the LIBOR Rate in effect from time to time, depending on the rate elected at the time a borrowing request is made, but in no event less than 4.214% per annum. The EWB Credit Agreement contained certain financial covenants which, among other things, required Han Feng to maintain certain financial ratios. On November 4, 2019, the outstanding balance of $13,864,481 (including accured interest) under the EWB Credit Agreement was fully paid off from borrowings under a Credit Agreement entered into with JPMorgan Chase Bank, N.A. (“JPMorgan”) in connection with the closing of the merger with B&R Global as described below (the "JPM Credit Agreement").
The JPM Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The credit facility was collateralized by all assets of the Company and was also guaranteed by B&R Group Realty and B&R Realty Subsidiaries, which B&R Realty Subsidiaries were subsequently acquired by the Company on January 17, 2020 (See Note 8 for additional information). The JPM Credit Agreement was later superseded by a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") as described below.
On January 17, 2020, the Company, its wholly-owned subsidiary, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers (collectively with the Company, the “Borrowers”), and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement with JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, provides for (i) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), and (ii) mortgage-secured term loan of $75.6 million ("Term Loan").

The existing revolving credit facility balance of $41.2 million under the First Amended Credit Agreement, was rolled over to the Revolving Facility on January 17, 2020. On the same day, B&R Global utilized the $75.6 million Term Loan and additional $18.7 million drawdown from the Revolving Facility to fund in part the acquisition of ten warehouse facilities owned by the selling BRGR Subsidiaries, which B&R Global had been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Second Amended Credit Agreement contained certain financial covenants and as of December 31, 2020, the Company was in compliance with the covenants. The outstanding principal balance on the line of credit as of December 31, 2020 was $18.3 million.

NOTE 12 - LONG-TERM DEBT
Long-term debt at December 31, 2020 and 2019 is as follows:

Bank name	Maturity	Interest rate at December 31, 2020			As of December 31, 2020	As of December 31, 2019
Bank of America – (a)	April 2021 - December 2029	3.73%	‑	5.51%	$5,905,472	$4,263,663
BMO Harris Bank N.A. – (b)	April 2022 - January 2024	5.87%	‑	5.99%	280,164	508,564
East West Bank – (c)	August 2027 - September 2029	3.83%	‑	4.25%	6,802,271	6,989,016
First Horizon Bank – (d)	October 2027	3.85%			4,773,378	4,967,075
J.P. Morgan Chase – (e)	February 2023 - January 2030	2.02%	‑	2.15%	74,687,806	2,702,371
Peoples United Bank – (b)	December 2022 - January 2023	6.69%	‑	7.53%	725,282	1,114,993
Other finance institutions – (b)	March 2021 - March 2024	3.90%	‑	6.14%	475,689	716,315
Total debt					93,650,062	21,261,997
Less: current portion					(5,641,259)	(2,726,981)
Long-term debt					$88,008,803	$18,535,016
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of December 31, 2020, the Company was in compliance. As of December 31, 2019, the Company was in violation of one covenant and a waiver was obtained from Bank of America for the covenant violation.
The loans outstanding were guaranteed by the following properties, entities or individuals, or otherwise secured as shown:
(a)Guaranteed by two subsidiaries of the Company, NSF and BB, and also secured by real property, equipment and fixtures, inventories, receivables and all other personal property owned by NSF. Balloon payment for this long-term debt is $1,382,046.
(b)Secured by vehicles.
(c)Guaranteed by five subsidiaries of the Company, Han Feng, TT, MFD, R&N Holdings and R&N Lexington, in part by one shareholder and spouse, and also secured by assets of Han Feng and R&N Lexington and R&N Holdings, two real properties of R&N Holdings, and a parcel of real property owned by R&N Lexington. Balloon payment of $2,293,751 is due in 2027 and another balloon payments of $3,007,239 is due in 2029.
(d)Guaranteed by one shareholder and spouse, as well as Han Feng. Also secured by a real property owned by HG Realty. Balloon payment for this debt is $3,116,687.
(e)Real estate term loan with a principal balance of $72,761,598 as of December 31, 2020 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $1,926,208 as of December 31, 2020 is secured by specific vehicles and equipment as defined in loan agreements.

The future maturities of long-term debt as of December 31, 2020 are as follows:

Twelve months ending December 31,	Amount
2021	$5,641,259
2022	5,347,017
2023	4,260,965
2024	3,706,449
2025	3,711,793
Thereafter	70,982,579
Total	$93,650,062

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
Operating Leases
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$1,326,746	$1,601,678

Weighted Average Remaining Lease Term (Months)
Operating leases	39	51

Weighted Average Discount Rate
Operating leases	4.0%	4.0%
Finance Leases
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
Finance leases cost:
Amortization of right-of-use assets	$538,188	$571,130
Interest on lease liabilities	94,093	110,274
Total finance leases cost	$632,281	$681,404
Supplemental cash flow information related to finance leases was as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
Operating cash flows from finance leases	$94,093	$110,274
Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,831,318)	(1,293,130)
Property and equipment, net	$962,413	$1,500,601

Weighted Average Remaining Lease Term (Months)
Finance leases	43	54

Weighted Average Discount Rate
Finance leases	7.56%	7.51%
Maturities of lease liabilities were as follows:

Twelve months ending December 31,	Operating Leases	Finance Leases
2021	$382,047	$359,635
2022	336,103	322,456
2023	219,584	312,605
2024	85,797	215,364
2025	66,731	—
Total Lease Payments	1,090,262	1,210,060
Less Imputed Interest	(158,632)	(156,272)
Total	$931,630	$1,053,788
On July 2, 2018, AnHeart Inc. ("AnHeart"), a former wholly-owned subsidiary of HF Holding, entered into two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The leases were on a triple net basis, meaning AnHeart is required to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. HF Holding provided a corporate guaranty for all rent and related costs of the leases, including costs associated with the planned construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. The Company entered into the leases back then with the planned purpose of expanding its product lines to include Chinese herb supplements, and to use the sites to develop into a hub for such products. The Company has since determined to cease this business expansion in early 2019.
On February 23, 2019, HF Holding executed an agreement to divest all of its ownership interest in AnHeart to Ms. Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was completed on May 2, 2019. However, the divestment does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart granted to the Company a security interest in all AnHeart assets, together with a covenant that the Company will be assigned the leases, to be exercised if AnHeart defaults on the original lease agreements. Further, Ms. An has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines. See Note 19 - Subsequent Events for additional information concerning the AnHeart leases.
In January 2021, the Company's subsidiary, Kirnland signed a new 5-year operating lease agreement with a related party, Yoan to continue to lease the warehouse space that Kirnland has been operating in at 36 - 40 Enterprise Blvd, Atlanta, Georgia

("Warehouse Lease"). Pursuant to the Warehouse Lease, effective January 1, 2021 and maturing on December 31, 2025, Kirnland will pay an initial monthly rental rate of $23,495 with standard annual rent escalation of 3% per annum. See Note 19 - Subsequent Events.
NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Supplemental disclosure of cash flow data:
Cash paid for interest	$4,123,832	$1,520,545
Cash paid for income taxes	$804,147	$2,677,205

Supplemental disclosure of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease liabilities	$331,239	$767,323
Property and equipment obtained in exchange for finance lease liabilities	$—	$1,432,662
Property and equipment purchases from notes payable	$2,528,554	$1,080,153
Notes receivable sold to shareholder in exchange of common stock	$—	$12,038,030
Common Stock issued for consideration of acquisition of B&R Global	$—	$576,699,494
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$7,000,000	$—

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
(i)The provision for income taxes of the Company for the years ended December 31, 2020 and 2019 consists of the following:

	For the Years Ended
	December 31, 2020	December 31, 2019
Current:
Federal	$1,138,966	$1,907,309
State	(54,870)	540,488
Current income taxes	1,084,096	2,447,797
Deferred income taxes (benefit):
Federal	(2,916,501)	(156,892)
State	(2,999,326)	(93,813)
Deferred income taxes (benefit)	(5,915,827)	(250,705)
Total provision (benefit) for income taxes	$(4,831,731)	$2,197,092

(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets:
Allowance for doubtful accounts	$443,151	$373,438
Inventories	481,016	594,628
Federal net operating loss	101,828	228,637
State net operating loss	257,490	80,514
Fair value change in interest rate swap contracts	244,622	—
Accrued expenses	268,813	80,100
Total deferred tax assets	1,796,920	1,357,317
Deferred tax liabilities:
Property and equipment	(2,660,874)	(3,270,536)
Intangibles assets	(45,461,272)	(50,327,833)
Total deferred tax liabilities	(48,122,146)	(53,598,369)
Net deferred tax liabilities	$(46,325,226)	$(52,241,052)
The net deferred tax liabilities presented in the Company's Consolidated Balance Sheets were as follows:

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets	$57,478	$78,993
Deferred tax liabilities	(46,382,704)	(52,320,045)
Net deferred tax liabilities	$(46,325,226)	$(52,241,052)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	0.7%	4.0%
Impact of goodwill impairment loss – permanent difference	(20.5)%	1.0%
Other	0.2%	1.2%
Effective tax rate	1.4%	27.2%

NOTE 16 - RELATED PARTY TRANSACTIONS
The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by Company officers. The related party affiliations described in this note, including the bona fides and fairness of certain transactions with related parties, are among the issues that are being scrutinized as part of an ongoing internal investigation, and disclosures concerning particular transactions are subject to the outcome of, and conclusions that may ultimately be reached in, this ongoing investigation. Mr. Zhou Min Ni and Mr. Xiao Mou Zhang were the Co-Chief Executive Officers as of December 31, 2020 and 2019. Mr. Ni subsequently resigned from all of his official posts on February 23, 2021. Upon resignation, Mr. Ni owned 10.7% of outstanding shares of common stock. Mr. Xiao Mou Zhang became the sole Chief Executive Officer on February 23, 2021. (See subsequent event section). The related party transactions as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 are identified as follows:

a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the year ended December 31, 2020 and 2019, respectively:

		For the Years Ended
Name of Related Party		December 31, 2020	December 31, 2019
(a)	Allstate Trading Company, Inc.	$308,865	$111,213
(b)	Best Food Services, LLC	5,829,680	2,136,388
(c)	Eagle Food Service, LLC	100,892	232,566
(d)	Eastern Fresh NJ, LLC	4,508,507	6,678,704
(e)	Enson Group, Inc. (formerly "Enson Group, LLC")	142,711	174,711
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	—	181,985
(g)	First Choice Seafood, Inc.	454,606	2,092,599
(h)	Fujian RongFeng Plastic Co., Ltd	3,617,121	6,207,379
(i)	Hanfeng (Fujian) Information Technology Co., Ltd.	997,395	3,032,984
(j)	Hanfeng Information Technology (Jinhua), Inc.	1,134,620	—
(k)	N&F Logistics, Inc.	368,529	1,428,294
(l)	North Carolina Good Taste Noodle, Inc.	—	4,607,652
(m)	Ocean Pacific Seafood Group, Inc.	567,836	598,286
(n)	Revolution Industry, LLC	2,362,131	2,822,561
(o)	UGO USA, Inc.	644,410	724,486
(p)	Union Foods, LLC	1,246,720	9,003,455
(q)	Winfar Foods, Inc.	622,417	—
	Others	84,965	354,737
Total		$22,991,405	$40,388,000
(a)Mr. Zhou Min Ni owns 40% equity interest in this entity.
(b)Mr. Xiao Mou Zhang previously owns 10.38% equity interest in this entity indirectly through its parent company as of 10/31/2020. Mr. Zhang's children owns 10.38% equity interest in this entity indirectly from 11/1/2020.
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
(i)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(j)Mr. Zhou Min Ni owns 37% equity interest in this entity.
(k)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(l)Mr. Jian Ming Ni, former Chief Financial Officer owns 29% equity interest in this entity. Mr. Zhou Min Ni previously owned 37.34% equity in this entity as of 12/31/2019. We have been told that Mr Ni's equity interest was disposed of on 1/1/2020. For comparison purpose, the total purchase in year 2020 was $3,986,069.
(m)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(n)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity. On 2/25/2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC. Going forward, Han Feng takes the egg roll production business in house and ceases vendor relationship with Revolution Industry, LLC. See Footnote 19 Subsequent Events for additional Information.
(o)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(p)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.
(q)Mr. Xiao Mou Zhang owns 5.2% equity interest in this entity indirectly through its parent company.

b. Sales - related parties
Below is a summary of sales to related parties recorded for the year ended December 31, 2020 and 2019, respectively:

		For the Years Ended
Name of Related Party		December 31, 2020	December 31, 2019
(a)	ABC Food Trading, LLC	$1,870,728	$416,392
(b)	Asahi Food, Inc.	465,069	70,700
(c)	Best Food Services, LLC	336,800	—
(d)	Eagle Food Service, LLC	4,604,894	7,172,063
(e)	Eastern Fresh NJ, LLC	1,602,479	4,470,618
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	307,585	635,078
(g)	Enson Philadelphia, Inc.	125,684	142,193
(h)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	492,679	1,481,776
(i)	First Choice Seafood, Inc.	1,378,207	—
(j)	Fortune One Foods, Inc.	310,635	787,700
(k)	Heng Feng Food Services, Inc.	668,844	1,601,546
(l)	N&F Logistics, Inc.	1,027,427	2,364,820
(m)	The Big Catch Alhambra, LLC	57,048	60,842
(n)	UGO USA, Inc.	66,448	75,393
	Others	108,020	73,295
Total		$13,422,547	$19,352,416
(a)Mr. Xiao Mou Zhang previously owns 10.38% equity interest in this entity indirectly through its parent company as of 10/31/2020. Mr. Zhang's children owns 10.38% equity interest in this entity indirectly from 11/1/2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Xiao Mou Zhang previously owns 10.38% equity interest in this entity indirectly through its parent company as of 10/31/2020. Mr. Zhang's children owns 10.38% equity interest in this entity indirectly from 11/1/2020.
(d)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 23.33% equity interest in this entity.
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

c. Lease Agreements - Related Parties
The Company leases various facilities to related parties.
R&N Holdings leases a facility to North Carolina Good Taste Noodle Inc under an operating lease agreement expiring in 2024. Rental income for the year ended December 31, 2019 was 45,600. We have been told that Mr. Ni disposed his equity interest on January 1, 2020. Therefore, North Carolina Good Taste Noodle Inc is no longer a related party as of January 1, 2020. For comparison purpose, the rental income for the years ended December 31, 2020 was $45,600.

R&N Holdings also leases a facility to UGO USA Inc. under an operating lease agreement expiring in 2022. Rental income recorded for the year ended December 31, 2020 and 2019 was $161,000 and nil, respectively. Rental income recorded for 2020 represented $119,000 of retroactive billing from March 1, 2017 to December 31, 2019, and $42,000 for the year ended December 31, 2020.
HG Realty leases a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. Rental income recorded for the years ended December 31, 2020 and 2019 was $480,000 and $480,000, respectively.
Han Feng leases a production area to Revolution Industry, LLC under a $3,000 month-to-month lease agreement. Rental income recorded for the years ended December 31, 2020 and 2019 was $39,000 and $33,000, respectively. The lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. See Footnote 19 Subsequent Events for additional Information.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Rent to the related parties recorded from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from Yoan Chang Trading, Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. Rent incurred to the related party was $120,000 and $120,000 recorded for the years ended December 31, 2020 and 2019, respectively.
In February 2021, Kirnland executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. See Note 19 - Subsequent Events for more details of the operating lease

Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of December 31, 2020 and 2019, respectively:

Name of Related Party		As of December 31, 2020	As of December 31, 2019
(a)	ABC Food Trading, LLC	$18,816	$238,513
(b)	Asahi Food, Inc.	68,766	34,265
(c)	Eagle Food Service, LLC	697,538	979,591
(d)	Eastern Fresh NJ, LLC	—	1,511,075
(e)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	341,200
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	325,596	348,833
(g)	Fortune One Foods, Inc.	36,250	53,862
(h)	Heng Feng Food Services, Inc.	—	477,541
(i)	N&F Logistics, Inc.	113,247	119,241
(j)	The Big Catch Alhambra, LLC	2,292	89,249
	Others	4,068	9,500
Total		$1,266,573	$4,202,870
(a)Mr. Xiao Mou Zhang previously owns 10.38% equity interest in this entity indirectly through its parent company as of 10/31/2020. Mr. Zhang's children owns 10.38% equity interest in this entity indirectly from 11/1/2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
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
(h)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(i)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(j)Mr. Xiao Mou Zhang owns 10% equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of December 31, 2020 and December 31, 2019.

b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2020 and 2019, respectively:

Name of Related Party		As of December 31, 2020	As of December 31, 2019
(a)	Best Food Services, LLC	$588,920	$987,487
(b)	Eastern Fresh NJ, LLC	427,795	—
(c)	Fujian RongFeng Plastic Co., Ltd	69,429	1,684,192
(d)	Hanfeng (Fujian) Information Technology Co., Ltd.	175,657	—
(e)	Hanfeng Information Technology (Jinhua), Inc.	107,258	166,971
(f)	Heng Feng Food Services, Inc.	116,436	—
(g)	North Carolina Good Taste Noodle, Inc.	—	992,353
(h)	UGO USA, Inc.	211,003	340,087
(i)	Union Foods, LLC	—	248,901
	Others	87,363	101,365
Total		$1,783,861	$4,521,356
(a)Mr. Xiao Mou Zhang previously owns 10.38% equity interest in this entity indirectly through its parent company as of 10/31/2020. Mr. Zhang's children owns 10.38% equity interest in this entity indirectly from 11/1/2020.
(b)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(c)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(e)Mr. Zhou Min Ni owns 37% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(g)Mr. Jian Ming Ni, former Chief Financial Officer owns 29% equity interest in this entity. Mr. Zhou Min Ni previously owned 37.34% equity in this entity as of 12/31/2019. We have been told that Mr Ni's equity interest was disposed of on 1/1/2020. For comparison purpose, accounts payable as of 12/31/2020 is $554,156.
(h)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(i)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.

c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers.
Below is a summary of advances to related party suppliers recorded as of December 31, 2020 and December 31, 2019, respectively:

Name of Related Party		As of December 31, 2020	As of December 31, 2019
(a)	Ocean Pacific Seafood Group, Inc.	$7,101	$223,303
(b)	Revolution Industry, LLC	189,702	521,832
Total		$196,803	$745,135
(a)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(b)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity. On 2/25/2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC. Going forward, Han Feng takes the egg roll production business in house and ceases vendor relationship with Revolution Industry, LLC. See Footnote 19 Subsequent Events for additional Information.

d. Promissory note payable - related party
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030.
e. Security deposit - related parties
The Company made deposits to its related parties for warehouse rental purposes. These deposits are expected to be returned upon termination of the respective leases. Total deposits to related parties amounted to $591,380 as of December 31, 2019. As a result of the Realty Acquisition referenced in Note 8, rent deposits previously classified as made by related parties became intercompany balances and were eliminated as of December 31, 2020. There were no related party rent deposits as of December 31, 2020.
f. Notes Receivable - Related Parties
The Company had previously made advances or loans to certain entities that are either owned by our former Chairman and Co-CEO of the Company, Mr. Zhou Min Ni or family members of Mr. Ni.
On January 1, 2018, the Company entered into a promissory note agreement with Enson Seafood GA Inc. (Enson Seafood) . Pursuant to the promissory note agreement, the total outstanding balance of $550,000 due from Enson Seafood as of December 31, 2017 was converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest was due no later than December 31, 2019. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.
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
On January 1, 2018, the Company signed a promissory note agreement with Han Feng Global Inc. dba NSG International, Inc. (NSG). Pursuant to the promissory note agreement, the outstanding total outstanding balances of $5,993,552 due from NSG as of December 31, 2017 were converted into promissory notes bearing annual interest of 5% commencing January 1, 2018. The principal plus interest was required to be paid off no later than December 31, 2019. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days.
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
On March 1, 2018, the Company entered into a promissory note agreement by which Revolution Automotive, LLC (Revolution Automotive) was loaned $483,628. Pursuant to this promissory note agreement, Revolution Automotive was required to make monthly payments of $5,000 for 60 months, including interest, with a final payment of $284,453. The loan bore interest of 5%

per annum. Interest was computed on the outstanding balance on the basis of the actual number of days elapsed in a year of 360 days. The principal plus interest was to be paid off no later than April 30, 2023.
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
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP was $10.59, and that, therefore, 161,966 of the Escrow Shares would be transferred to and recorded as treasury stock by the Company and the remaining 46,840 Escrow Shares would be returned to Mr. Ni. Following which, the Total Notes Receivable guaranteed by Mr. Ni is considered fully settled. The Company has retired all treasury stock as of December 31, 2020.

NOTE 17 - SEGMENT REPORTING
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the operating decision makers, review operation results by the revenue of different distribution centers. After acquiring B&R Global in November 2019, the Company distinguishes revenues, costs and expenses between HF and B&R Global in its internal reporting. As a result, the Company has two reportable segments, HF covering Southeastern Coast of U.S. and B&R Global covering the Pacific and Mountain West regions of U.S.
The following table presents net sales by segment for the years ended December 31, 2020 and 2019, respectively:

	For the Year Ended
	December 31, 2020	December 31, 2019
Net revenue
HF	$221,354,504	$302,103,038
B&R Global	345,476,571	86,059,243
Total	$566,831,075	$388,162,281
All the Company’s revenue was generated from its business operations in the U.S.

	For the Year Ended December 31, 2020
	HF	B&R Global	Total
Revenue	$221,354,504	$345,476,571	$566,831,075
Cost of revenue	178,777,382	287,762,110	466,539,492
Gross profit	42,577,122	57,714,461	100,291,583
Depreciation and amortization	2,971,777	14,896,819	17,868,596
Cash capital expenditures	244,255	420,495	664,750

	For the Year Ended December 31, 2019
	HF	B&R Global	Total
Revenue	$302,103,038	$86,059,243	$388,162,281
Cost of revenue	252,078,738	72,875,020	324,953,758
Gross profit	50,024,300	13,184,223	63,208,523
Depreciation and amortization	5,487,027	1,267,481	6,754,508
Cash capital expenditures	4,681,404	154,525	4,835,929

The following table presents total assets by reportable segment as of December 31, 2020 and 2019, respectively:

	As of December 31, 2020	As of December 31, 2019
Total assets:
HF	$58,620,619	$80,514,529
B&R Global	425,664,464	722,329,265
Total Assets	$484,285,083	$802,843,794
All of the Company’s long-lived assets are located in the U.S.

NOTE 18 - COMMITMENT AND CONTINGENCIES
Various labor and employment lawsuits were filed by former employees against FUSO, NBT, and HRT, alleging these entities failed to provide proper meal and rest breaks, as well as other related violations. These entities deny all the allegations. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of December 31, 2020 and 2019. FUSO's case was dismissed on January 25, 2021. No class was certified and no class relief was granted. The individual plaintiff's claims were resolved under the terms of a confidential settlement agreement providing that no party admitted any liability or wrongdoing and that the individual plaintiff would receive a payment in an amount having no material impact on the financial condition or results of operations of the FUSO operating unit and the Company as a whole.
Various labor and employment claims have been filed or asserted against Happy FM Group Inc., alleging that this subsidiary failed to pay all wages owed to one or more employees under the California Labor Code as well as other related violations. These allegations all have been denied. These cases are in the earliest stages of litigation and the parties have not commenced discovery. Management believes there is no merit to the cases and will vigorously defend the cases. Therefore, the Company did not accrue any loss contingency for this matter on its consolidated financial statements as of December 31, 2020.
On March 29, 2020, plaintiff Jesus Mendoza (“Mendoza”) filed a putative shareholder securities class action lawsuit (the "Class Action Lawsuit”) in the United States District Court for the Central District of California against the Company and certain of its present and former officers (collectively, the “Class Action Defendants”) for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 styled Mendoza v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-2929-ODW-JPR (C.D. Cal.).
On April 30, 2020, plaintiff Walter Ponce-Sanchez (“Ponce-Sanchez”) filed a substantially similar putative shareholder securities class action lawsuit (the “Ponce-Sanchez Lawsuit”) in the United States District Court for the Central District of California against the same defendants named in the Class Action Lawsuit (collectively, the “Ponce-Sanchez Defendants” and with the Class Action Defendants, the “Defendants”) styled Ponce-Sanchez v. HF Foods Group Inc., et al., Civil Action No. 2:20-CV-3967-ODW-JPR (C.D. Cal.). The Ponce-Sanchez Lawsuit has now been consolidated with the Class Action Lawsuit and both cases will proceed under the Class Action Lawsuit docket. The complaints both allege that the Defendants made materially false and or misleading statements that caused losses to investors. Additionally, the complaints both allege that the Defendants failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares. Neither complaint quantifies any alleged damages, but, in addition to attorneys’ fees and costs, they seek to recover damages on behalf of themselves and other persons who purchased or otherwise acquired Company stock during the putative class period from August 23, 2018 through March 23, 2020 at allegedly inflated prices and purportedly suffered financial harm as a result. On October 13, 2020, the Court appointed Yun F. Yee as lead plaintiff and approved Mr. Yee’s counsel as lead counsel in the consolidated Class Action Lawsuit. Thereafter, an amended complaint was filed, which purports to expand the putative class period from August 23, 2018 to November 9, 2020. The Defendants filed their motion to dismiss the amended complaint on January 19, 2021, which is pending. The Class Action Lawsuit does not quantify any alleged damages. The Company intends to defend the consolidated Class Action Lawsuit vigorously.
On June 15, 2020, Mendoza filed a shareholder derivative lawsuit on behalf of the Company as a nominal defendant (the “Mendoza Derivative Lawsuit”) in the United States District Court for the Central District of California against certain of the Company’s present and former directors and officers (collectively, the “Mendoza Derivative Defendants”) styled Mendoza v. Zhou Min Ni, et al., Civil Action No. 2:20-CV-5300-ODW-JPR (C.D. Cal.). The complaint in the Mendoza Derivative Lawsuit is based largely on the same allegations as set forth in the Class Action Lawsuit discussed above and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties , unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Mendoza Derivative Lawsuit does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, Mendoza seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. The Mendoza Derivative Defendants and the Company intend to defend the Mendoza Derivative Lawsuit vigorously. On July 8, 2020, the Court ordered that all proceedings in the Mendoza Derivative Lawsuit be stayed until such time as the Court has finally resolved the Defendants’ motion to dismiss the Class Action Lawsuit.
At this stage, the Company is unable to determine whether a future loss will be incurred due to the consolidated Class Action Lawsuit or the Mendoza Derivative Lawsuit, or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s consolidated financial statements as of December 31, 2020.
On August 21, 2020, plaintiff Jim Bishop ("Bishop") filed a putative shareholder derivative lawsuit (the “Bishop Lawsuit”) in the United States District Court for the District of Delaware against certain of the Company’s present and former directors and officers, as well as the Company (collectively, the “Bishop Defendants”) styled Jim Bishop v. Zhou Min Ni, et al., Civil Action No. 1:20-cv-01103-RGA (D. Del.). The Bishop Lawsuit complaint alleges claims that are virtually the same as those alleged in the Mendoza Derivative Lawsuit. The Bishop Lawsuit does not quantify any alleged damages. But in addition to attorneys’ fees and costs, Bishop seeks to recover damages on behalf of the Company for purported financial harm and to have the Court order changes to the Company’s corporate governance.

The Bishop Defendants and the Company intend to defend vigorously the allegations in the Bishop Lawsuit, assuming it proceeds. On October 20, 2020, Bishop and the Bishop Defendants filed a Joint Stipulation to Stay Litigation with the Court. On November 19, 2020, the Bishop Lawsuit was transferred to the United Stated District Court for the Central District of California, as case number 2:20-CV-10657-ODW-JPR(C.D.Cal.). Motions to consolidate the Mendoza Derivative Lawsuit and the Bishop Lawsuit, and to designate a lead plaintiff and lead plaintiff’s counsel, are pending in both cases. The Court further ordered that the Bishop Defendants do not need to respond to the complaint until the consolidation and appointment of lead plaintiff's counsel are resolved. This case remains in early procedural stage. At this stage, the Company is unable to determine whether a future loss will be incurred due to the Bishop Lawsuit or estimate a range of loss, if any; accordingly, no amounts have been accrued in the Company’s consolidated financial statements as of December 31, 2020.
NOTE 19 - SUBSEQUENT EVENTS
On February 22, 2021, the Board of Directors approved the terms of a Separation Agreement pursuant to which Zhou Min Ni has voluntarily resigned from his position as co-Chief Executive Officer and director and any position he holds with any of the Company’s subsidiaries, effective February 23, 2021 (“Separation Date”).

On February 23, 2021, Xiao Mou Zhang became the sole Chief Executive Officer of the Company (he was previously co-Chief Executive Officer).

On February 22, 2021, the Board of Directors of the Company appointed Russell Libby as the new Chair of the Company’s Board of Directors.
On February 10, 2021, 273 Co, a newly established Delaware limited liability company and wholly owned subsidiary of the Company, completed the closing of an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, pursuant to which it has assumed the lease of the premises at 273 Fifth Avenue, New York, New York (the “273 Lease Agreement”) dated as of July 2, 2018, by and between AnHeart, a former subsidiary of the Company, and Premier 273 Fifth, LLC ("Landlord"). On the same date, the closing documents were delivered to effectuate the amendment of the 273

Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the 273 Lease Amendment were negotiated pursuant to guarantee obligations of the Company’s wholly owned subsidiary, HF Holding as guarantor under the Lease Agreement. See Note 13, above, for additional information regarding the AnHeart leases. 273 Co has agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, 273 Co has undertaken to construct, at Company’s expense, a building on the premises, at a minimum cost of $2,500,000. The 273 Lease Agreement and the Lease Amendment provide for a term of 30 years, with option to renew for 10 additional years, at an annual rent starting at $325,000 and escalating annually throughout the term, with the annual rent in the final year of the initial term of $1,047,974. The 273 Lease Amendment further granted certain rent abatement to the premises for 2020 and 2021, including a 20% reduction of annual rent in 2021. The Lease Amendment permits subletting of the premises.
In January 2021, one of the Company's subsidiary, Kirnland signed a new 5-year operating lease agreement with a related party, Yoan to continue to lease the warehouse space that Kirnland has been operating in at 36 - 40 Enterprise Blvd, Atlanta, Georgia ("Warehouse Lease"). Pursuant to the Warehouse Lease, effective January 1, 2021 and maturing on December 31, 2025, Kirnland will pay an initial monthly rental rate of $23,495 with standard annual rent escalation of 3% per annum. See Note 13 - Leases.
On February 25, 2021, the Company entered into an Asset Purchase Agreement with Revolution Industry, LLC ("Revolution"), a company owned by the son of Company's former Chairman and Co-CEO. Pursuant to the Asset Purchase Agreement, the Company has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the fair market wholesale value of all verified, useable cabbage and egg roll mix inventory of Revolution. Advances due from Revolution at the time of transaction were an offset to the purchase payment made to Revolution. See Note 16 - Related Parties Transaction.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2020. Based on this evaluation, our principal executive officers and principal financial and accounting officers have concluded that as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2020. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with GAAP.
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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses related to (1) the Company does not have in-house accounting personnel with sufficient knowledge of US GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) The Company failed to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review in various business processes. Due to the foregoing material weakness and control deficiencies, management concluded that as of December 31, 2020, our internal control over financial reporting was ineffective.
In order to address and resolve the foregoing material weakness, we have begun to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements, formalizing our processes to generate documentation sufficient to support customer orders and purchase orders, and implementing controls to obtain documentation evidencing customer agreements to transaction amounts and account balances. System integration on accounting and procurement software were substantially completed in March 2021. Operating on the same system strengthened internal control over financial reporting and IT general control by providing a seamless environment to perform operational and reporting functions.
The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to ongoing efforts to address this material weakness. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weakness. In addition, until remediation steps have been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness identified and described above will continue to exist.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth under “Proposal No. 1: Election of Directors” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
The information required by this item regarding Section 16(a) beneficial ownership reporting compliance will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be set forth under “Executive and Director Compensation” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth under “Stock Ownership” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth under “Transactions with Related Persons” and “Determination of Independence” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth under “Ratification of Friedman LLP as Independent Registered Public Accounting Firm for 2021” in Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

Exhibit Number	Description
2.1	Merger Agreement dated March 27, 2018, by and among Atlantic Acquisition Corp., HF Group Merger Sub Inc., HF Group Holding Corporation, the stockholders of HF Group Holding Corporation and Zhou Min Ni, as the stockholders’ representative (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 18, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)
3.3	Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)
10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)
10.4	Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 28, 2017)
10.5	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 18, 2018)*
10.6	Form of Escrow Agreement between Atlantic Acquisition Corp., Loeb and Loeb L.P. as escrow agent and HF Group and Zhou Min Ni, as representative of the stockholders of HF Group (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)
10.7	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Group (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)
10.8	Form of Lock Up Agreement dated August 22, 2018 between Atlantic Acquisition Corp. and the stockholders of HF Group (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2018)
10.9	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Zhou Min Ni (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*
10.10	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Chan Sin Wong (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*
10.11	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Jian Ming Ni (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2018)*
10.12	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.13	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.14	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank (filed herewith) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.15	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.16	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.17	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.18	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019)
10.19	Letter Agreement with Kong Hian Victor Lee dated December 6, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2020)`
10.20	Amendment to Letter Agreement with Kong Hian Victor Lee dated October 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2020)

10.21	Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC, dated January 17, 2020 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2020)
10.22	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2020)
10.23	Letter Agreement between HF Foods Group Inc. and Russell T. Libby (incorporated by reference to Exhibit 10.2 to to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2020)
10.24	Mutual Rescission Agreement between HF Group and Rescinding Shareholders dated April 1, 2020 (incorporated by reference to Exhibit 10.3 to to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2020)
10.25	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, L.L.C.
10.26	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC
10.27	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC
10.28	Separation Agreement between HF Foods Group Inc. and Zhou Min Ni, dated February 23, 2021
10.29	Lease Agreement between Yoan Chang Trading, Inc. and Kirnland Food Distribution, Inc., dated as of January 1, 2021
21	Subsidiaries of Registrant (filed herewith)
23.1	Consent of Friedman
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: March 16, 2021	By:	/s/ Xiao Mou Zhang
Xiao Mou Zhang
Chief Executive Officer

Date: March 16, 2021	By:	/s/ Kong Hian Lee
Kong Hian Lee
Chief Financial Officer (Principal accounting and financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiao Mou Zhang	Chief Executive Officer and Director	March 16, 2021
Xiao Mou Zhang

/s/ Russell Libby	Chairman of the Board and Director	March 16, 2021
Russell Libby

/s/ Xi Lin	Director	March 16, 2021
Xi Lin

/s/ Hong Wang	Director	March 16, 2021
Hong Wang