Form 10-Q
period 2021-03-31
HF Foods Group Inc.
filed 2021-05-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, the registrant had 51,913,411 shares of common stock outstanding.

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$11,253,521	$9,580,853
Accounts receivable, net	30,267,205	24,852,212
Accounts receivable - related parties, net	1,162,466	1,266,573
Inventories, net	55,870,112	58,535,040
Advances to suppliers - related parties, net	—	196,803
Other current assets	5,387,470	4,614,164
TOTAL CURRENT ASSETS	103,940,774	99,045,645
Property and equipment, net	136,043,983	136,869,085
Operating lease right-of-use assets	15,993,197	931,630
Long-term investments	2,407,364	2,377,164
Intangible assets, net	173,075,075	175,797,650
Goodwill	68,511,941	68,511,941
Deferred tax assets	45,837	57,478
Other long-term assets	782,412	694,490
TOTAL ASSETS	$500,800,583	$484,285,083

CURRENT LIABILITIES:
Bank overdraft	$10,439,475	$14,839,747
Line of credit	16,380,876	18,279,062
Accounts payable	36,504,111	28,391,136
Accounts payable - related parties	1,472,541	1,783,861
Current portion of long-term debt, net	5,898,994	5,641,259
Current portion of obligations under finance leases	277,336	286,903
Current portion of obligations under operating leases	637,047	308,148
Accrued expenses and other liabilities	7,363,464	6,178,144
Obligations under interest rate swap contracts	281,223	993,516
TOTAL CURRENT LIABILITIES	79,255,067	76,701,776
Long-term debt, net	86,538,440	88,008,803
Promissory note payable - related party	6,500,000	7,000,000
Obligations under finance leases, non-current	703,648	766,885
Obligations under operating leases, non-current	15,459,667	623,482
Deferred tax liabilities	45,792,129	46,382,704
TOTAL LIABILITIES	234,248,951	219,483,650
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 51,913,411 shares issued, and 51,913,411 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	5,191	5,191
Additional paid-in capital	587,579,093	587,579,093
Accumulated deficit	(325,627,466)	(327,150,398)
TOTAL SHAREHOLDER'S EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	261,956,818	260,433,886
Noncontrolling interests	4,594,814	4,367,547
TOTAL SHAREHOLDERS’ EQUITY	266,551,632	264,801,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$500,800,583	$484,285,083
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31
	2021	2020

Net revenue - third parties	$156,991,367	$170,640,014
Net revenue - related parties	2,390,461	5,163,322
TOTAL NET REVENUE	159,381,828	175,803,336

Cost of revenue - third parties	127,639,358	141,904,237
Cost of revenue - related parties	2,312,879	4,924,054
TOTAL COST OF REVENUE	129,952,237	146,828,291

GROSS PROFIT	29,429,591	28,975,045

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	28,127,495	29,406,593

INCOME (LOSS) FROM OPERATIONS	1,302,096	(431,548)

Other Income (Expenses)
Interest income	—	131
Interest expense	(742,141)	(1,951,569)
Goodwill impairment loss	—	(338,191,407)
Other income	439,559	405,650
Change in fair value of interest rate swap contracts	1,430,892	—
Total Other Income (Expenses), net	1,128,310	(339,737,195)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	2,430,406	(340,168,743)

PROVISION (BENEFIT) FOR INCOME TAXES	607,207	(482,211)
NET INCOME (LOSS)	1,823,199	(339,686,532)
Less: net income attributable to noncontrolling interests	300,267	197,410
NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,522,932	$(339,883,942)

Earnings (loss) per common share - basic and diluted	$0.03	$(6.52)
Weighted average shares - basic and diluted	51,913,411	52,145,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	51,913,411	$5,191	—	$—	$587,579,093	$(327,150,398)	$260,433,886	$4,367,547	$264,801,433
Net income	—	—	—	—	—	1,522,932	1,522,932	300,267	1,823,199
Distribution to shareholders	—	—	—	—	—	—	—	(73,000)	(73,000)
Balance at March 31, 2021	51,913,411	5,191	—	—	587,579,093	(325,627,466)	261,956,818	4,594,814	266,551,632

Balance at December 31, 2019	53,050,211	5,305	(905,115)	(12,038,030)	599,617,009	15,823,661	603,407,945	4,248,787	607,656,732
Net income (loss)	—	—	—	—	—	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	—	—	—	—	—	—	—	(125,000)	(125,000)
Balance at March 31, 2020	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$(324,060,281)	$263,524,003	$4,321,197	$267,845,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$1,823,199	$(339,686,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,554,783	4,526,277
Goodwill impairment loss	—	338,191,407
Gain from disposal of equipment	(3,966)	(20,349)
Allowance for doubtful accounts	(82,551)	154,365
Allowance for inventories	56,578	46,687
Deferred tax benefit (expense)	(578,934)	(931,471)
Income from equity method investment	(30,200)	(35,061)
Unrealized change in fair value of interest rate swap contracts	(712,293)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,332,442)	23,477,270
Accounts receivable - related parties, net	104,107	(1,784,762)
Inventories, net	2,608,350	1,780,693
Advances to suppliers - related parties	196,803	(119,681)
Other current assets	(773,306)	540,443
Security deposit - related parties	—	58,880
Other long-term assets	(96,672)	(15,900)
Accounts payable	8,112,975	(7,319,101)
Accounts payable - related parties	(311,320)	(783,154)
Advance from customers - related parties	—	213,354
Operating lease liability	(153,147)	(102,088)
Accrued expenses and other liabilities	1,185,320	436,529
Net cash provided by operating activities	10,567,284	18,627,806

Cash flows from investing activities:
Purchase of property and equipment	(448,173)	(160,252)
Proceeds from disposal of equipment	8,000	90,879
Payment made for acquisition of B&R Realty	—	(94,004,068)
Net cash used in investing activities	(440,173)	(94,073,441)

Cash flows from financing activities:
Repayment of bank overdraft	(4,400,272)	(1,477,738)
Proceeds from line of credit	155,897,706	174,101,782
Repayment of line of credit	(157,828,692)	(172,301,798)
Proceeds from long-term debt	—	75,600,000
Repayment of long-term debt	(1,477,381)	(1,346,136)
Repayment of long-term debt - related parties	—	(730,998)
Repayment of promissory note payable - related party	(500,000)	—
Repayment of obligations under finance leases	(72,804)	(122,498)
Cash distribution to shareholders	(73,000)	(125,000)
Net cash provided by (used in) financing activities	(8,454,443)	73,597,614

Net increase (decrease) in cash	1,672,668	(1,848,021)
Cash at beginning of the period	9,580,853	14,538,286
Cash at end of the period	$11,253,521	$12,690,265
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
Reorganization of HF Holding
HF Group Holding Corporation (“HF Holding”) was incorporated in the State of North Carolina on October 11, 2017 as a holding company to acquire and consolidate the various operating entities under one roof. On January 1, 2018, HF Holding entered into a Share Exchange Agreement (the “Exchange Agreement”) with the controlling shareholders of the 11 entities listed below in exchange for all of HF Holding’s outstanding shares. Upon completion of the share exchanges, these entities became either wholly-owned or majority-owned subsidiaries of HF Holding.
•Han Feng, Inc. (“Han Feng”)
•Truse Trucking, Inc. (“TT”)
•Morning First Delivery, Inc. (“MFD”)
•R&N Holdings, LLC (“R&N Holdings”)
•R&N Lexington, LLC (“R&N Lexington”)
•Kirnsway Manufacturing, Inc. (“Kirnsway”)
•Chinesetg, Inc. (“Chinesetg”)
•New Southern Food Distributors, Inc. (“NSF”)
•B&B Trucking Services, Inc. (“BB”)
•Kirnland Food Distribution, Inc. (“Kirnland”)
•HG Realty LLC (“HG Realty”)
In accordance with Financial Accounting Standards Board’s (“FASB") Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Exchange Agreement has been accounted for as a transaction among entities under common control since the same shareholders controlled all these 11 entities prior to the execution of the Agreement. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.
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

The following table summarizes all the existing entities under HF Holding after the above-mentioned reorganization, together with new entities formed after the Atlantic Transactions as described below:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by HF Group	Principal activities
Parent:
HF Holding	October 11, 2017	North Carolina, USA	100%	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Foodservice distributor
Kirnland	April 11, 2006	Georgia, USA	66.7%	Foodservice distributor
NSF	December 17, 2008	Florida, USA	100%	Foodservice distributor
HF Foods Industrial, L.L.C. ("HF Foods Industrial")	December 10, 2019	North Carolina, USA	60%	Food processing company
Chinesetg	July 12, 2011	New York, USA	100%	Design and printing services provider
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services provider
BB	September 12, 2001	Florida, USA	100%	Logistic service provider
MFD	April 15, 1999	North Carolina, USA	100%	Logistic service provider
TT	August 6, 2002	North Carolina, USA	100%	Logistic service provider
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding company
R&N Charlotte, LLC ("R&N Charlotte")	July 10, 2019	North Carolina, USA	100%	Real estate holding company
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding company
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Real estate holding company
273 Fifth Avenue, L.L.C. ("273 Co")	October 10, 2020	Delaware, USA	100%	Real estate lease holding company
Reverse Acquisition of HF Holding
On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in HF Holding became the surviving entity (the “Atlantic Merger”) and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). The stockholders of HF Holding bec the majority shareholders of Atlantic, and the Company changed its name to HF Foods Group, Inc. (Collectively, these transactions are referred to as the “Atlantic Transactions”).
At closing, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entity.
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
Business Combination with B&R Global Holdings Inc. ("B&R Global")
On November 4, 2019, HF Group consummated a merger transaction resulting in B&R Global becoming a wholly owned subsidiary of the Company. At closing, the Company acquired 100% of the controlling interest of B&R Global, in exchange for the issuance of 30,700,000 shares of Common Stock of the Company to the shareholders of B&R Global. Pursuant to the B&R Merger Agreement, the aggregate fair value of the consideration paid by HF Group in the Business Combination was $576,699,494, based on the closing share price of the Company’s common stock at the date of Closing.
B&R Global was formed in 2014 as a holding company to acquire and consolidate the various operating entities (listed below) under one roof. Through its subsidiaries, B&R Global supplies foodservice items to approximately 5,000 restaurants across 11 Western states. The merger with HF Group, created what the Company believes is the largest food distributor to Asian restaurants in the United States. The combined entity now has 13 distribution centers strategically located in 8 states across the Southeast, Pacific and Mountain West regions of the United States and serves over 10,000 restaurants across 22 states with a fleet of over 300 refrigerated vehicles, a workforce of over 780 employees and subcontractors. The Company is also supported by two call centers in China which provide round-the-clock sales and service supports to its customers, who mainly converse in Mandarin or Chinese dialects.

The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of formation / incorporation	Place of formation / incorporation	Percentage of legal ownership by B&R Global	Principal activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company
Subsidiaries:
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Foodservice distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Foodservice distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Foodservice distributor
Min Food, Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Foodservice distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Foodservice distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Foodservice distributor
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Foodservice distributor
R & C Trading L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Foodservice distributor
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Foodservice distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Foodservice distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing company
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing company
Kami Trading, Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
American Fortune Foods, Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
B&R Group Logistics Holding, LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Logistic service provider
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Golden Well, Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
Lin’s Distribution Inc., Inc. (“LIN”)	February 2, 2010	Utah, USA	100%	Logistic service provider
MF Food Services, Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Royal Service, Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Yi Z Service, LLC (“YZ”)	October 2, 2017	California, USA	100%	Logistic service provider
*At the acquisition date and as of March 31, 2021, B&R Global consolidates FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2020 and 2019. Operating results for the three month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
As of March 31, 2021 and December 31, 2020, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIE's activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows are as follows:

	March 31, 2021	December 31, 2020
Current assets	$242,014	$47,822
Non-current assets	109,390	115,934
Total assets	$351,404	$163,756

Current liabilities	$664,128	$496,234
Non-current liabilities	33,134	39,475
Total liabilities	$697,262	$535,709

	For the three months ended March 31
	2021	2020
Net revenue	$453,174	$666,428
Net income	$26,095	$64,778

	For the three months ended March 31
	2021	2020
Net cash provided by operating activities	$86,743	$314,224
Net cash provided by (used in) financing activities	16,441	(222,137)
Net increase in cash and cash equivalents	$103,184	$92,087
Noncontrolling Interests
U.S. GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.
As of March 31, 2021 and December 31, 2020, noncontrolling interests consisted of the following:

Name of Entity	Percentage of noncontrolling interest ownership	March 31, 2021	December 31, 2020
Kirnland	33.33%	$1,516,750	$1,384,780
MIN	39.75%	974,044	889,596
MS	35.00%	457,107	459,816
OW	32.50%	1,646,913	1,633,355
Total		$4,594,814	$4,367,547
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
Cash

The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.
Accounts Receivable, net
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of March 31, 2021 and December 31, 2020, allowances for doubtful accounts were $830,306 and $909,182, respectively.
Inventories, net
The Company’s inventories, consisting mainly of food and other food service-related products, are primarily considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of March 31, 2021 and December 31, 2020, the valuation allowance was $202,655 and $146,078, respectively.
Property and Equipment, net
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
Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property, plant and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of operations in other income or expenses.
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
The Company opted for the early adoption of Accounting Standards Update (“ASU”) 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
The Company did not record any impairment loss on its long-term investments as of March 31, 2021 and December 31, 2020.
Impairment of Long-lived Assets Other Than Goodwill
The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of March 31, 2021 and December 31, 2020.
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
For the three month periods ended March 31, 2021 and 2020, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from customers by geographic locations:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Arizona	$11,139,602	$10,011,749
California	53,071,420	67,664,956
Colorado	9,475,566	8,908,993
Florida	19,385,243	19,085,809
Georgia	14,609,025	14,102,255
North Carolina	30,027,159	29,717,516
Utah	13,335,605	14,998,375
Washington	8,338,208	11,313,683
Total	$159,381,828	$175,803,336
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $1,925,773 and $2,558,233 for the three months ended March 31, 2021 and 2020, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at March 31, 2021 and December 31, 2020.
The Company adopted ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, on January 1, 2021. ASU 2019-12 is intended to simplify various aspects related to managerial accounting for income taxes. The adoption had no material impact on the Company's consolidated financial statements.
Leases
The Company accounts for leases following ASU 2016-02, Leases (Topic 842) ("Topic 842").
As a result of the Realty Acquisition (see Note 7 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of March 31, 2021, the balances for operating lease assets were $15,993,197 and liabilities were $16,096,714. As of December 31, 2020, the balances for operating lease assets were $931,630 and liabilities were $931,630. See Note 12 for additional information.
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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three month periods ended March 31, 2021 and 2020.
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
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at March 31, 2021 and December 31, 2020.
For the three months ended March 31, 2021 and 2020, no supplier accounted for more than 10% of the total cost of revenue. As of March 31, 2021, there were two suppliers that accounted for 24% and 11% of total outstanding advance payments, and no supplier that accounted for advance payments to related parties. As of December 31, 2020, two suppliers accounted for 22% and 18% of total outstanding advance payments, and one supplier accounted for 96% of advance payments to related parties, respectively.
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
NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Accounts receivable	$31,097,511	$25,761,394
Less: allowance for doubtful accounts	(830,306)	(909,182)
Accounts receivable, net	$30,267,205	$24,852,212
Movement of allowance for doubtful accounts is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	$909,182	$623,970
Increase (decrease) in provision for doubtful accounts	(82,551)	231,274
Less: write off/ (recovery)	3,675	(35,437)
Ending balance	$830,306	$819,807

NOTE 4 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	Ownership as of March 31, 2021	As of March 31, 2021	As of December 31, 2020
Asahi Food, Inc.	49%	$607,364	$577,164
Pt. Tamron Akuatik Produk Industri	12%	1,800,000	1,800,000
Total		$2,407,364	$2,377,164
The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of March 31, 2021 and December 31, 2020 for these investments.

NOTE 5 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Automobiles	$24,549,095	$24,544,094
Building	71,285,127	71,285,127
Building improvements	9,923,124	9,807,234
Furniture and fixtures	223,995	223,996
Land	52,125,900	52,125,900
Machinery and equipment	14,056,946	13,498,211
Subtotal	172,164,187	171,484,562
Less: accumulated depreciation	(36,120,204)	(34,615,477)
Property and equipment, net	$136,043,983	$136,869,085
The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 7 for additional information.
Depreciation expense was $1,526,691 and $1,651,505 for the three month periods ended March 31, 2021 and 2020, respectively.
NOTE 6 - BUSINESS COMBINATION WITH B&R GLOBAL
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

NOTE 7 - ACQUISITION OF B&R REALTY SUBSIDIARIES

On January 17, 2020, B&R Global acquired 100% equity membership interests of the subsidiaries of BRGR, which own warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, based on independent appraisals of the fair market value of the properties.
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
The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
Total assets acquired	102,636,399

Accounts payable and accrued expenses	1,366,693
Total liabilities assumed	1,366,693
Net assets acquired	$101,269,706

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill by reporting unit are presented below:

	HF	B&R Global	Total
Balance at December 31, 2020	$—	$68,511,941	$68,511,941
Impairment loss	—	—	—
Balance at March 31, 2021	$—	$68,511,941	$68,511,941
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
The Company estimated the fair values of the B&R Global reporting unit using the income approach, discounting projected future cash flows based upon management’s expectations of the current and future operating environment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital ("WACC"), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit are highly sensitive to changes in the WACC, which consider observable data about guideline publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed that the WACC applied on March 31, 2020 increased significantly from the original WACC value as of the acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility had primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country had been reduced to takeout and delivery offerings. Continued uncertainty about the removal or perpetuation of these restrictions and levels of consumer spending cause ongoing volatility.
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
Using historic monthly sales run rate and forecasted sales run rates for the next year, the Company performed goodwill impairment assessment and concluded no further impairment is required as of March 31, 2021.
Acquired Intangible Assets
In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, primarily representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years, respectively. The components of the intangible assets are as follows:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(4,151,258)	$25,151,742	$29,303,000	$(3,418,683)	$25,884,317
Customer relationships	159,200,000	(11,276,667)	147,923,333	159,200,000	(9,286,667)	149,913,333
Total	$188,503,000	$(15,427,925)	$173,075,075	$188,503,000	$(12,705,350)	$175,797,650
COVID-19 has had an adverse impact on the Company’s customers, which was a triggering event, the Company performed interim long-lived asset quantitative impairment tests as of March 31, 2021. All intangible assets were tested for recoverability at the asset group level. ASC Topic 360, Property, Plant and Equipment ("ASC 360") defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. Based on the test for recoverability using undiscounted cash flows attributable to the asset (or asset group), the sum of the undiscounted cash flows exceeded the carrying value of the measured asset (or asset group). As such, no impairment was recorded for the finite lived assets as of March 31, 2021.
HF Group’s amortization expense for intangible assets was $2,722,575 and $2,722,575 for the three month periods ended March 31, 2021 and March 31, 2020, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending March 31,	Amount
2022	$10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
2026	10,890,300
Thereafter	118,623,575
Total	$173,075,075

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

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

On June 24, 2020, HF Group entered into a forward starting IRS contract with JP Morgan Chase Bank (the "JPM IRS") for a fixed $80 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. On March 3, 2021, the Company unwound the JPM IRS. The contract was unwound with a view that 1-month LIBOR will continue to remain low in the foreseeable future despite the spike at the long end of the yield curve. The Company recorded a gain of $718,600 in the first quarter of 2021.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations.

As of March 31, 2021 and December 31, 2020, the Company has determined that the fair value of the interest rate swap obligations was $281,223 and $993,516, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.

NOTE 10 - LINE OF CREDIT
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

The existing revolving credit facility balance of $41.2 million under the First Amended Credit Agreement, was rolled over to the Revolving Facility on January 17, 2020. On the same day, B&R Global utilized the $75.6 million Term Loan and additional $18.7 million drawdown from the Revolving Facility to fund in part the acquisition of ten warehouse facilities owned by the selling BRGR Subsidiaries, which B&R Global had been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Second Amended Credit Agreement contained certain financial covenants and as of March 31, 2021, the Company was in compliance with the covenants under the Second Amended Credit Agreement. The outstanding principal balance on the line of credit as of March 31, 2021 was $16.4 million.

NOTE 11 - LONG-TERM DEBT
Long-term debt at March 31, 2021 and December 31, 2020 is as follows:

Bank name	Maturity	Interest rate as of March 31, 2021			As of March 31, 2021	As of December 31, 2020
Bank of America – (a)	April 2021 - December 2029	3.73%	—	5.51%	$5,903,576	$5,905,472
BMO Harris Bank N.A. – (b)	April 2022 - January 2024	5.87%	—%	5.99%	239,334	280,164
East West Bank – (c)	August 2027 - September 2029	3.83%	—	4.25%	6,752,747	6,802,271
First Horizon Bank – (d)	October 2027	3.85%			4,722,997	4,773,378
J.P. Morgan Chase – (e)	February 2023 - January 2030	1.99%	—	2.12%	73,745,065	74,687,806
Peoples United Bank – (b)	December 2022 - January 2023	6.69%	—	7.53%	642,965	725,282
Other finance institutions – (b)	July 2022 - March 2024	3.90%	—	6.14%	430,750	475,689
Total debt					92,437,434	93,650,062
Less: current portion					(5,898,994)	(5,641,259)
Long-term debt					$86,538,440	$88,008,803
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of March 31, 2021 and December 31, 2020, the Company was in compliance.
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
(e)Real estate term loan with a principal balance of $72,012,901 as of March 31, 2021 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $1,732,164 as of March 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements.

The future maturities of long-term debt as of March 31, 2021 are as follows:

Twelve months ending March 31,	Amount
2022	$5,898,994
2023	5,475,300
2024	4,264,783
2025	4,025,088
2026	4,061,240
Thereafter	68,712,029
Total	$92,437,434

NOTE 12 - LEASES
The Company leases office space, warehouses and vacant land for building development under non-cancelable operating leases, with terms typically ranging from one to thirty years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment with various expiration dates through 2050. The Company determines whether an arrangement is or includes an embedded lease at contract inception.
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
Operating Leases
The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$572,135	$503,057

Weighted Average Remaining Lease Term (Months)
Operating leases	312	36

Weighted Average Discount Rate
Operating leases	2.08%	4.10%
Finance Leases
The components of lease expense were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Finance leases cost:
Amortization of right-of-use assets	$87,176	$139,687
Interest on lease liabilities	20,625	27,903
Total finance leases cost	$107,801	$167,590
Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating cash flows from finance leases	$20,625	$27,903
Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,918,495)	(1,831,318)
Property and equipment, net	$875,236	$962,413

Weighted Average Remaining Lease Term (Months)
Finance leases	41	43

Weighted Average Discount Rate
Finance leases	7.57%	7.56%
Maturities of lease liabilities were as follows:

Twelve months ending March 31,	Operating Leases	Finance Leases
2022	$999,730	$424,308
2023	985,718	320,868
2024	856,936	288,572
2025	816,708	165,248
2026	723,859	—
Thereafter	17,466,321	—
Total Lease Payments	21,849,272	1,198,996
Less Imputed Interest	(5,752,558)	(218,012)
Total	$16,096,714	$980,984
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

NOTE 13 - SUPPLEMENTAL CASH FLOWS INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental disclosure of cash flow data
Cash paid for interest	$725,669	$814,077
Cash paid for income taxes	$47,552	$93,315

Supplemental disclosure of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease liabilities	$15,318,231	$—
Property and equipment purchases from notes payable	$257,450	$1,633,614
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$—	$7,000,000

NOTE 14 - TAXES
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

(i)The provision for income taxes of the Company for the three months ended March 31, 2021 and 2020 consists of the following:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Current income taxes:
Federal	$963,860	$359,600
State	222,281	89,660
Current income taxes	1,186,141	449,260
Deferred income taxes (benefit):
Federal	(425,208)	(723,342)
State	(153,726)	(208,129)
Deferred income taxes (benefit)	(578,934)	(931,471)
Total provision (benefit) for income taxes	$607,207	$(482,211)
(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of March 31, 2021	As of December 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$421,751	$443,151
Inventories	538,152	481,016
Federal net operating loss	330,248	101,828
State net operating loss	10,851	257,490
Fair value change in interest rate swap contracts	38,023	244,622
Accrued expenses	198,188	268,813
Total deferred tax assets	1,537,213	1,796,920
Deferred tax liabilities:
Property and equipment	(2,526,291)	(2,660,874)
Intangibles assets	(44,757,214)	(45,461,272)
Total deferred tax liabilities	(47,283,505)	(48,122,146)
Net deferred tax liabilities	$(45,746,292)	$(46,325,226)
The net deferred tax liabilities presented in the Company's unaudited condensed consolidated balance sheets are as follows:

	As of March 31, 2021	As of December 31, 2020
Deferred tax assets	$45,837	$57,478
Deferred tax liabilities	(45,792,129)	(46,382,704)
Net deferred tax liabilities	$(45,746,292)	$(46,325,226)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	2.2%	—%
Impact of goodwill impairment loss - permanent difference	—%	(20.8)%
U.S. permanent difference	0.1%	—%
Others	1.7%	—%
Effective tax rate	25.0%	0.2%

NOTE 15 - RELATED PARTY TRANSACTIONS
The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by Company officers and major shareholders. Certain related party transactions described in this note are among the issues that are being scrutinized as part of an ongoing internal investigation, and disclosures concerning particular transactions are subject to the outcome of, and conclusions that may ultimately be reached in, this ongoing investigation. Mr. Zhou Min Ni and Mr. Xiao Mou Zhang were the Co-Chief Executive Officers as of December 31, 2020. Mr. Ni subsequently resigned from all of his official posts on February 23, 2021. Upon resignation, Mr. Ni owned 10.7% of outstanding shares of common stock of the Company. Mr. Xiao Mou Zhang became the sole Chief Executive Officer on February 23, 2021. Mr. Ni and his immediate family members are treated as related parties for purposes of this report because Mr. Ni continued as an officer and director of the Company during a substantial portion of the three month period ending March 31, 2021 and Mr. Ni is a holder of more than 10% of the Company's securities. The related party transactions as of March 31, 2021 and December 31, 2020 and for the three month periods ended March 31, 2021 and 2020 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(a)	Allstate Trading Company, Inc.	$—	$284,968
(b)	Best Food Services, LLC	990,459	2,099,563
(c)	Eastern Fresh NJ, LLC	1,494,996	1,609,605
(d)	First Choice Seafood, Inc.	83,121	336,739
(e)	Fujian RongFeng Plastic Co., Ltd	799,917	1,020,353
(f)	Hanfeng (Fujian) Information Technology Co., Ltd.	270,328	712,025
(g)	N&F Logistics, Inc.	2,646	361,914
(h)	North Carolina Good Taste Noodle, Inc.	—	1,035,341
(i)	Ocean Pacific Seafood Group, Inc.	130,578	181,032
(j)	PT. Tamron Akuatik Produk Industri	—	1,012,588
(k)	Revolution Industry, LLC	259,257	503,792
(l)	UGO USA, Inc.	241,640	187,389
(m)	Union Foods, LLC	—	1,083,904
(n)	Winfar Foods, Inc.	195,219	—
	Others	130,883	63,039
Total		$4,599,044	$10,492,252
(a)Mr. Zhou Min Ni owns 40% equity interest in this entity.
(b)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020.
(c)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(d)Mr. Zhou Min Ni owns 25% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(f)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(h)Mr. Jian Ming Ni, former Chief Financial Officer owns 29% equity interest in this entity. Mr. Zhou Min Ni previously owned 37.34% equity in this entity as of December 31, 2019. Mr Zhou Min Ni's equity interest was disposed of on January 1, 2020.Purchase amount disclosed for the three months ended March 31, 2020 was for information purpose.
(i)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(j)B&R Global has 12% equity interest in this entity. Entity is not considered as a related party due to lack of control. Purchase amount disclosed for the three months ended March 31, 2020 for information purpose.
(k)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC. Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of Revolution. Advances due from Revolution at the time of transaction were an offset to the purchase payment made to Revolution. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with Revolution Industry, LLC.
(l)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(m)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.
(n)Mr. Xiao Mou Zhang owns 5.2% equity interest in this entity indirectly through its parent company.

b. Sales - related parties
Below is a summary of sales to related parties recorded for the three months ended March 31, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(a)	ABC Food Trading, LLC	$713,906	$879,153
(b)	Asahi Food, Inc.	117,755	117,805
(c)	Best Food Services, LLC	73,679	166,275
(d)	Eagle Food Service, LLC	1,008,676	1,558,629
(e)	Eastern Fresh NJ, LLC	23,193	941,473
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	26,512	148,873
(g)	First Choice Seafood, Inc.	74,530	232,224
(h)	Fortune One Foods, Inc.	92,467	150,091
(i)	Heng Feng Food Services, Inc.	39,976	371,481
(j)	N&F Logistics, Inc.	206,666	381,027
	Others	13,101	216,291
Total		$2,390,461	$5,163,322
(a)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020.
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
R&N Holdings leases a facility to UGO USA Inc. under an operating lease agreement expiring in 2022. Rental income for the three months ended March 31, 2021 and 2020 was $10,500 and $10,500, respectively.
HG Realty leases a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. Rental income for the three months ended March 31, 2021 and 2020 was $120,000 and $120,000, respectively.
Han Feng leases a production area to Revolution Industry, LLC under a $3,000 month-to-month lease agreement. Rental income recorded for the three months ended March 31, 2021 and 2020 was $6,000 and $9,000, respectively. The lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from Yoan Chang Trading, Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, Kirnland executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred to the related party was $70,485 and $30,000 for the three months ended March 31, 2021 and 2020, respectively.
Related Party Balances

a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of March 31, 2021 and December 31, 2020, respectively:

Name of Related Party		As of March 31, 2021	As of December 31, 2020
(a)	ABC Food Trading, LLC	$348,273	$18,816
(b)	Asahi Food, Inc.	110,253	68,766
(c)	Best Food Services, LLC	73,679	1,250
(d)	Eagle Food Service, LLC	333,535	697,538
(e)	Eastern Fresh NJ, LLC	24,693	—
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	128,631	325,596
(g)	Fortune One Foods, Inc.	14,275	36,250
(h)	Heng Feng Food Services, Inc.	21,475	—
(i)	N&F Logistics, Inc.	90,109	113,247
	Others	17,543	5,110
Total		$1,162,466	$1,266,573
(a)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020..
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020.
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
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of March 31, 2021 and December 31, 2020.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2021 and December 31, 2020, respectively:

Name of Related Party		As of March 31, 2021	As of December 31, 2020
(a)	Best Food Services, LLC	$190,339	$588,920
(b)	Eastern Fresh NJ, LLC	550,750	427,795
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	51,783	25,368
(d)	Fujian RongFeng Plastic Co., Ltd	352,818	69,429
(e)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	175,657
(f)	Hanfeng Information Technology (Jinhua), Inc.	—	107,258
(g)	Heng Feng Food Services, Inc.	—	116,436
(h)	Revolution Industry, LLC	129,257	—
(i)	UGO USA, Inc.	75,616	211,003
	Others	121,978	61,995
Total		$1,472,541	$1,783,861

(a)Mr. Xiao Mou Zhang owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Mr. Zhang's children own 10.38% equity interest in this entity indirectly from November 1, 2020.
(b)Mr. Zhou Min Ni owns 30% equity interest in this entity.
(c)Mr. Zhou Min Ni owns 25% equity interest in this entity.
(d)Mr. Zhou Min Ni owns 40% equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni owns 100% equity interest in this entity.
(f)Mr. Zhou Min Ni owns 37% equity interest in this entity.
(g)Mr. Zhou Min Ni owns 45% equity interest in this entity.
(h)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC. Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of Revolution. Advances due from Revolution at the time of transaction were an offset to the purchase payment made to Revolution. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with Revolution Industry, LLC.
(i)Mr. Zhou Min Ni owns 30% equity interest in this entity.
c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers.
Below is a summary of advances to related party suppliers recorded as of March 31, 2021 and December 31, 2020, respectively:

Name of Related Party		As of March 31, 2021	As of December 31, 2020
(a)	Ocean Pacific Seafood Group, Inc.	$—	$7,101
(b)	Revolution Industry, LLC	—	189,702
Total		$—	$196,803
(a)Mr. Zhou Min Ni owns 26% equity interest in this entity.
(b)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC. Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of Revolution. Advances due from Revolution at the time of transaction were an offset to the purchase payment made to Revolution. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with Revolution Industry, LLC.
d.Promissory note payable - related party
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030. At March 31, 2021, outstanding balance was $6.5 million and accrued interest payable was nil.
e.Notes Receivable - related Parties
The Company had previously made advances or loans to certain entities that are either owned by our former Chairman and Co-CEO of the Company, Mr. Zhou Min Ni or family members of Mr. Ni.
On September 30, 2019, the Company and Mr. Ni entered into a Loan Purchase and Sale Agreement (the "Loan Sale Agreement"). Pursuant to the Loan Sale Agreement, all notes receivable from Enson Seafood GA Inc, Han Feng Global, Inc. dba NSG Interntional Inc., and Revolution Automotive LLC, with a combined outstanding balance of $8,415,525 ("Total Notes Receivable"), were sold to Mr. Zhou Min Ni in exchange for 632,746 shares of common stock of the Company, which shares were received and recorded in treasury stock by the Company as of September 30, 2019. In connection with the sale of the above notes, the Company also required 208,806 additional shares of common stock of the Company owned by Mr. Ni to be placed in an escrow account for a period of one year until September 30, 2020 (the “Escrow Period”), which will then be delivered to the Company in part or in full, if the volume weighted average price ("VWAP") of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.

On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP was $10.59, and that, therefore, 161,966 of the Escrow Shares would be transferred to and recorded as treasury stock by the Company and the remaining 46,840 Escrow Shares would be returned to Mr. Ni. Following which, the Total Notes Receivable guaranteed by Mr. Ni is considered fully settled. The Company has retired all treasury stock in October 2020.
NOTE 16 - SEGMENT REPORTING
ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the operating decision makers, review operation results by the revenue of different customers.
On February 23, 2021, former co-CEO Zhou Min Ni resigned and Xiao Mou Zhang assumed the role of sole CEO. As a result, the Company reassessed its performance evaluation process and determined two relevant reporting segments - sales to independent restaurants and wholesale. Frequency, volume and profit margins are uniquely different between the two reporting segments. Segment reporting for the three months ended March 31, 2020 were re-presented below.
All the Company's revenue was generated from its business operation in the U.S.
The following table presents net sales by segment for the three month periods ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net revenue
Sales to independent restaurants	$153,555,563	$167,271,935
Wholesales	5,826,265	8,531,401
Total	$159,381,828	$175,803,336

	For the Three Months Ended March 31, 2021
	Sales to independent restaurants	Wholesales	Total
Revenue	$153,555,563	$5,826,265	$159,381,828
Cost of revenue	$124,445,583	$5,506,654	$129,952,237
Gross profit	$29,109,980	$319,611	$29,429,591
Depreciation and amortization	$4,388,281	$166,502	$4,554,783
Cash capital expenditures	$431,790	$16,383	$448,173

	For the Three Months Ended March 31, 2020
	Sales to independent restaurants	Wholesales	Total
Revenue	$167,271,935	$8,531,401	$175,803,336
Cost of revenue	$138,729,285	$8,099,006	$146,828,291
Gross profit	$28,542,650	$432,395	$28,975,045
Depreciation and amortization	$4,306,625	$219,652	$4,526,277
Cash capital expenditures	$152,475	$7,777	$160,252

The following table presents total assets by reportable segment as of March 31, 2021 and December 31, 2020, respectively:

	As of March 31, 2021	As of December 31, 2020
Total assets:
Sales to independent restaurants	$482,493,622	$460,783,650
Wholesales	18,306,961	23,501,433
Total Assets	$500,800,583	$484,285,083
All of the Company’s long-lived assets are located in the US.

NOTE 17 - COMMITMENT AND CONTINGENCIES
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these ordinary-course legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.
Beginning on March 29, 2020, two putative class actions and two derivative actions were filed against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with allegations that we failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares, These cases seek unspecified damages and other forms of relief. We intend to continue to vigorously defend these lawsuits. These cases now are all pending in the U.S. District Court for the Central District of California. A motion to dismiss the amended securities fraud complaint was filed on January 19, 2021, which is pending. The derivative actions are stayed pending the outcome of that motion to dismiss. In addition, the events alleged in the lawsuits became the subject of an investigation by the Securities and Exchange Commission, with which we are cooperating. There have been no changes to the status of these proceedings as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

NOTE 18 - SUBSEQUENT EVENTS
The Company evaluated subsequent events through May 10, 2021, which is the date the financial statements were available to be issued.

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
•Failure to retain our senior management and other key personnel, particularly Xiao Mou Zhang and Kong Hian Lee;
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
•The effects of the COVID-19 pandemic;
•Difficulties in integrating operations, personnel, and assets of acquired businesses that may disrupt our business, dilute stockholder value, and adversely affect our operating results; and
•Other factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Company Background and Overview
The Company markets and distributes Asian specialty food products, fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions of the United States.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. ("Atlantic") in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities.
On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in the stockholders of HF Holding becoming the majority shareholders of Atlantic, and changed its name to HF Foods Group Inc.
On November 4, 2019, the Company consummated a merger transaction, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. At closing, the Company acquired 100% of the controlling interest of B&R Global, in exchange for the issuance of 30,700,000 shares of Common Stock of the Company to the B&R Global shareholders. The aggregate fair value of the consideration paid by HF Group in the business combination was approximately $576,699,494, based on the closing share price at the date of Closing.
On January 17, 2020, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own warehouse facilities that were being leased to the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Xiao Mou Zhang, Co-CEO of the Company at the time, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, which was based on independent fair market value appraisals of the properties owned by the BRGR Subsidiaries.
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
Financial Overview
Our net revenue for the three months ended March 31, 2021 was $159.4 million, a decrease of $16.4 million, or 9.3%, from $175.8 million for the three months ended March 31, 2020. Net income attributable to HF Group’s stockholders for the three months ended March 31, 2021 was $1.5 million, an increase of $341.4 million, or 100.4%, compared to net loss attributable to HF Group’s stockholders of $339.9 million for the three months ended March 31, 2020. The net loss in 2020 is mainly due to a significant goodwill impairment of $338.2 million taken in first quarter of 2020 (see Note 8 to our financial statements for additional information) prompted by the impact of the COVID-19 pandemic. Adjusted EBITDA for the three months ended March 31, 2021 was $8.9 million, an increase of $4.5 million, or 104.1%, from $4.3 million for the three months ended March 31, 2020. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.
COVID-19 Impact
In March 2020, due to the COVID-19 outbreak, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net sales the last two weeks of March 2020, negatively impacting our overall financial results in the first quarter ended March 31, 2020.

In response to the COVID-19 pandemic, beginning in late March 2020, we swiftly pivoted our business strategy and cost structure to reduce operating costs, strengthen our liquidity position, and secure new revenue sources. Some of the notable actions include:
•actively managing our variable costs to better align with prevailing sales volumes by instituting temporary furloughs, reducing our delivery schedules and temporarily shutting down the operation of several distribution centers, resulting in approximately 40% overall cost reduction since April 2020 as compared to pre-COVID-19 levels; Pre-COVID level of revenue is the proforma revenue for the same period in 2019.
•improving working capital by focusing on receivables collection efforts while working with our vendors on temporarily extended terms;
•suspending capital expenditures and limiting maintenance and information technology projects;
•developing our proprietary e-commerce platform (www.rongchengmarkets.com) with minimal investment to cater to consumers and meet the increasing demand for online grocery shopping in larger quantities at wholesale prices; and
•securing new partnerships with other online grocery retailers.

The above cost cutting measures and more efficient operations ensured that the Company had positive cash flow to pay down the revolving credit line, resulting in an overall improvement of our available line of credit that has enabled the Company to navigate through this unprecedented pandemic. In the second half of 2020, the Company saw a recovery to about 70% of pre-COVID business volume (proforma net revenue for the three months ended March 31, 2019). The recovery further increased to 76% of pre-COVID business volume (proforma net revenue for the three months ended March 31, 2019) for the three months ended March 31, 2021. Based on current sales volumes and adjusted cost structures, the company is generating weekly positive operating cash flows and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further.
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

EBITDA and Adjusted EBITDA
The Company uses EBITDA to measure operating performance, defined as net income before interest expense, income taxes, and depreciation and amortization. In addition, management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non recurring expenses. Management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, extraordinary charges, and other non-cash charges and more reflective of other factors that affect our operating performance. Management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. The Company presents EBITDA and Adjusted EBITDA in order to provide supplemental information that the Company considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.
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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table sets forth a summary of our consolidated results of operations for the three month periods ended March 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Changes
	2021	2020	Amount	%
Net revenue	$159,381,828	$175,803,336	$(16,421,508)	(9.3)%
Cost of revenue	129,952,237	146,828,291	(16,876,054)	(11.5)%
Gross profit	29,429,591	28,975,045	454,546	1.6%
Distribution, selling and administrative expenses	28,127,495	29,406,593	(1,279,098)	(4.3)%
Income (loss) from operations	1,302,096	(431,548)	1,733,644	401.7%
Interest income	—	131	(131)	(100.0)%
Interest expenses	(742,141)	(1,951,569)	1,209,428	(62.0)%
Goodwill impairment loss	—	(338,191,407)	338,191,407	100.0%
Other income, net	439,559	405,650	33,909	8.4%
Change in fair value of interest rate swap contracts	1,430,892	—	1,430,892	100.0%
Income (loss) before income tax provision	2,430,406	(340,168,743)	342,599,149	100.7%
Provision (benefit) for income taxes	607,207	(482,211)	1,089,418	225.9%
Net income (loss)	1,823,199	(339,686,532)	341,509,731	100.5%
Less: net income attributable to noncontrolling interests	300,267	197,410	102,857	52.1%
Net income (loss) attributable to HF Foods Group Inc.	$1,522,932	$(339,883,942)	$341,406,874	100.4%
Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the Three Months Ended March 31,
	2021		2020		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$153,555,563	96.3%	$167,271,935	95.1%	$(13,716,372)	(8.2)%
Wholesale	5,826,265	3.7%	8,531,401	4.9%	(2,705,136)	(31.7)%
Total	$159,381,828	100.0%	$175,803,336	100.0%	$(16,421,508)	(9.3)%
Net revenue derived from sales to independent restaurants decreased by $13.7 million, or 8.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease over the same period last year was primarily a result of the continued impact of COVID-19 on the business. Net revenue for the three months ended March 31, 2020 included two months of business volume derived prior to the outbreak of COVID-19 whereas the entire quarter ended March 31, 2021 was impacted by the pandemic. For comparison purposes, the net revenue for the quarter ended March 31, 2020 was 84% of pre-COVID levels (proforma basis for the three months ended March 31, 2019), while the net revenue for the quarter ended March 31, 2021 was 76% of pre-COVID levels (proforma basis for the three months ended March 31, 2019).
We conduct wholesale operations as a supplemental business to our food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors who are typically not large enough to order truckload quantities, or do not want to keep inventory for long periods. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the three months ended March 31, 2021 decreased by $2.7 million, or 31.7%, as compared to the three months ended March 31, 2020, mainly due to continued impact of COVID-19 on business volume.
Cost of Sales and Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Three months ended March 31,		Changes
	2021	2020	Amount	%
Sales to independent restaurants
Net revenue	$153,555,563	$167,271,935	$(13,716,372)	(8.2)%
Cost of revenue	124,445,583	138,729,285	(14,283,702)	(10.3)%
Gross profit	$29,109,980	$28,542,650	$567,330	2.0%
Gross Margin	19.0%	17.1%

Wholesale
Net revenue	$5,826,265	$8,531,401	$(2,705,136)	(31.7)%
Cost of revenue	5,506,654	8,099,006	(2,592,352)	(32.0)%
Gross profit	$319,611	$432,395	$(112,784)	(26.1)%
Gross Margin	5.5%	5.1%

Total sales
Net revenue	$159,381,828	$175,803,336	$(16,421,508)	(9.3)%
Cost of revenue	129,952,237	146,828,291	(16,876,054)	(11.5)%
Gross profit	$29,429,591	$28,975,045	$454,546	1.6%
Gross Margin	18.5%	16.5%
Cost of revenue was $130.0 million for the three months ended March 31, 2021, a decrease of $16.9 million, or 11.5%, from $146.8 million for the three months ended March 31, 2020. The decrease in cost of revenue outpaced the decrease in net revenue due to successful strategy in increasing overall gross margin.
Despite the drop in net revenue due to COVID-19 impact, gross profit for the three months ended March 31, 2021 was $29.4 million, an increase of $0.5 million, or 1.6%, from $29.0 million for the three months ended March 31, 2020. The increase consisted of a $0.6 million increase in gross profit from sales to independent restaurants as direct result of better customer mix with higher margin, and $0.1 million decrease in gross profit from wholesale customers.
Gross margin increased from 16.5% for the three months ended March 31, 2020 to 18.5% for the three months ended March 31, 2021, attributable mainly to the Company's continuous effort to improve gross margin as evidenced by the increased weight in "Sales to independent restaurants" with higher margin rate and the significant drop in lower margin sales to the buffet restaurants still severely impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin.
Distribution, Selling and Administrative Expenses (DSA Expenses)
DSA Expenses were 28.1 million and 29.4 million for the three months ended March 31, 2021 and 2020, respectively, representing a $1.3 million, or 4.3%, decrease. The decrease was attributable to a cost reduction of $4.4 million in line with decreased business volume while being offset by an increase of $3.1 million primarily stemming from legal cost related to the legal defense of class action lawsuits and internal investigations thereof. Cost reductions consisted of (1) $1.0 million decrease in payroll expenses, (2) $1.0 million decrease in fulfillment related expense such as outbound freight, auto, fuel, and contract labor, (3) $0.7 million decrease in insurance cost as a result of program consolidation savings realization, (4) $0.3 million decrease in business development expenses such as meals, entertainment, and travel that were largely reduced due to continued COVID restrictions, (5) $0.3 million saving in customer service expense as sales volume deceased and renegotiation of new rate, (6) $0.3 million decrease in donated inventory, (7) $0.2 million decrease in bad debt, and (8) $0.1 million decrease in depreciation expense.
Interest Expense
Interest expenses primarily stemmed from utilization of line of credit, finance leases, and long-term debts. Interest expenses were $0.7 million for the three months ended March 31, 2021, a decrease of $1.3 million, or about 62.0%, compared with $2.0 million for the three months ended March 31, 2020. The decrease was attributable to significant reduction in utilization of the Company's line of credit and a 50% decrease in actual interest rate due to the floating rate nature of some of our credit facilities. The Company's floating rate debt decreased $30.2 million from $120.6 million for the three months ended March 31,

2020 to $90.4 million for the same period ended March 31, 2021. Floating interest rates decreased from 3.0%- 3.5% range for the three months ended March 31, 2020 to 1.5%-2.0% range for the same period ended March 31, 2021.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the three months ended March 31, 2020 and nil for the three months ended March 31, 2021. See Note 8 to our financial statements for additional information.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.4 million for the three months ended March 31, 2021 and 2020.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of four interest rate swap contracts and realized gain on the termination of JPM IRS contract. See Note 9 to our financial statements for additional information.
Income Tax Provision (Benefit)
Provision for income taxes increased by $1.1 million, or 225.9%, from a tax benefit of $0.5 million for the three months ended March 31, 2020 to a tax provision of $0.6 million for the three months ended March 31, 2021, as a result of the increase in income before income tax provision.
Net Income Attributable to Noncontrolling interests
Net income attributable to noncontrolling interests was derived from four subsidiaries with minority ownership outside the Company and increased by $0.1 million, or 52.1%, from net income of $0.2 million for the three months ended March 31, 2020 to a net income of $0.3 million for the three months ended March 31, 2021. The increase was attributed to increase in net income attributable to noncontrolling interest from Kirnland for the three months ended March 31, 2021.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net income attributable to our stockholders was $1.5 million for the three months ended March 31, 2021, and net loss attributable to our stockholders was $339.9 million for the three months ended March 31, 2020.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the Three months ended March 31,		Changes
	2021	2020	Amount	%
Net income (loss)	$1,823,199	$(339,686,532)	$341,509,731	100.5%
Interest expense	742,141	1,951,569	(1,209,428)	(62.0)%
Income tax provision (benefit)	607,207	(482,211)	1,089,418	225.9%
Depreciation & Amortization	4,298,120	4,374,080	(75,960)	(1.7)%
EBITDA	7,470,667	(333,843,094)	341,313,761	102.2%
Goodwill impairment loss	—	338,191,407	(338,191,407)	(100.0)%
Change in fair value of interest rate swap contracts	(1,430,892)	—	(1,430,892)	(100.0)%
COVID-19 bad debt reserve recovery	(178,250)	—	(178,250)	(100.0)%
Non-recurring expenses*	3,012,620	—	3,012,620	100.0%
Adjusted EBITDA	$8,874,145	$4,348,313	$4,525,832	104.1%
Percentage of revenue	5.6%	2.5%	3.1%	124.0%

* For the three months ended March 31, 2021, non-recurring expenses comprised of $3.0 million for legal fees related to the defense of class action lawsuits and an internal investigation stemming from the lawsuits (see Note 17 to our financial statements for additional information.).
Adjusted EBITDA was $8.9 million for the three months ended March 31, 2021, an increase of $4.5 million, or 104.1%, compared to $4.4 million for the three months ended March 31, 2020. Goodwill impairment loss was a one time transaction affecting 2020 but not 2021. Excluding the $338 million of goodwill impairment loss, the increase in Adjusted EBITDA was primarily attributed to a $3.3 million improvement in net income as a result of 2% gross margin improvement, and a $3 million add back of non-recurring expenses related to the legal defense of class action lawsuits and an associated internal investigation, while being offset by a $1.4 million subtraction of change in fair value of interest rate swap contracts.
The special reserve for doubtful accounts receivable related to COVID-19 saw a recovery of $0.2 million due to Company's effort in collection.

Liquidity and Capital Resources
On January 17, 2020, the Company entered into the Second Amended Credit Agreement by and among JP Morgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement provided for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, and mortgage-secured Term Loans of $75.6 million.
As of March 31, 2021, we had cash of approximately $11.3 million and access to approximately $83.4 million in additional funds through our $100 million line of credit, subject to a borrowing base calculation. The strategic cost management actions undertaken in late March 2020 resulted in an overall increase of the available line of credit over time. We have funded working capital and other capital requirements primarily by equity contributions from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the food service distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of March 31, 2021. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise which might result in shortfalls to what is anticipated, such as the demand for our products, economic conditions, competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
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
The following table sets forth cash flow data for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$10,567,284	$18,627,806
Net cash used in investing activities	(440,173)	(94,073,441)
Net cash provided by (used in) financing activities	(8,454,443)	73,597,614
Net increase (decrease) in cash and cash equivalents	$1,672,668	$(1,848,021)
Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $10.6 million for the three months ended March 31, 2021, a decrease of $8.0 million, or 43.3%, compared to net cash provided by operating activities of $18.6 million for the three months ended March 31, 2020. The decrease was the result of changes in working capital items mainly resulting from decreases in accounts receivable, other current assets, other long term assets, advance from customers - related party, goodwill impairment loss and loss from derivative instrument which were offset by an increase in net income, depreciation and amortization expense, gain from disposal of equipment, inventory, advances to suppliers – related parties, deferred tax benefit, and accrued expenses.
Investing Activities
Net cash used in investing activities was approximately $0.4 million for the three months ended March 31, 2021, a decrease of $93.7 million, or 99.5%, compared to $94.1 million net cash used in investing activities for the three months ended March 31, 2020. The decrease was primarily due to payment made to acquire B&R Realty Subsidiaries of $94.1 million in prior year. The decrease was offset by an increase in cash paid for the purchase of property and equipment of $0.3 million and offset by a decrease in cash proceeds from the disposal of equipment of $0.1 million.
Financing Activities
Net cash used in financing activities was approximately $8.5 million for the three months ended March 31, 2021, a change of $82.1 million, or 111.5%, compared with $73.6 million of net cash provided by financing activities for the three months ended March 31, 2020. The change was caused primarily by a non-recurring $75.6 million term loan proceed in prior year for the B&R Realty Acquisition, $3.7 million increase in repayment of lines of credit and $2.9 million increase in repayment of bank overdrafts,
Commitments and Contractual Obligations
The following table presents the Company’s material contractual obligations as of March 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$16,380,876	$—	$16,380,876	$—	$—
Long-term debt	92,437,434	5,898,994	9,740,083	8,086,328	68,712,029
Promissory note payable - related party	6,500,000	—	—	—	6,500,000
Finance lease obligations	1,198,996	424,308	609,440	165,248	—
Operating lease obligations	21,849,272	999,730	1,842,654	1,540,567	17,466,321
Total	$138,366,578	$7,323,032	$28,573,053	$9,792,143	$92,678,350
On July 2, 2018, AnHeart Inc., a wholly-owned subsidiary of HF Holding ("AnHeart"), entered into two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The leases were on triple net basis, meaning AnHeart was required to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. HF Holding provided a guaranty for all rent and related costs of the leases, including costs associated with the planned construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. Under the lease for 273 Fifth Avenue, the fixed rent costs over 30 years commence at $325,000 for the first year and escalate every year during the term to $1,047,000 in year 30. Under the lease for 275 Fifth Avenue, the fixed rent costs over 15 years commence at $462,000 for the first year and escalate every year during the term to approximately $760,878 in year 15. The 275 Fifth Avenue lease includes an option to extend the term for an additional 10 years. Under the leases, HF Holding delivered two letters of credit in favor of the Landlord, one in the amount of $213,000 as security for AnHeart’s obligations under the lease at 273 Fifth Avenue, and the second in the amount of $115,500 with respect to 275 Fifth Avenue. The Company entered into the leases with the planned purpose of expanding its product lines to include Chinese herb supplements and to use the sites to develop into a hub for such products. The Company has since determined to cease this business expansion.
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

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with U.S. GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three month period ended March 31, 2021.

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
As of March 31, 2021, our aggregate floating rate debt’s outstanding principal balance was $90.4 million, or 78.2% of total debt, consisting of long-term debt and revolving line of credit (See Notes 10, 11 and 15). Floating rate debt bore interest rate based on the floating 1-month LIBOR plus the bank spreads. The remaining 21.8% of our debt are on fixed rate. A hypothetical 1% fluctuation in the applicable rate would cause the interest expense on our floating rate debt, to change by approximately $0.9 million per year.
Fuel Price Risk
We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and prices in the current quarter increased 6% from the comparable period of 2020. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
The Company does not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and improving fleet utilization.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2020, we identified weaknesses and control deficiencies in our internal control over financial reporting. The weaknesses identified include: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experience related to complex transactions; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our disclosure controls and procedures were not effective as of March 31, 2021. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that our internal control over financial reporting was ineffective due to material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses identified includes: (1) the Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. In order to address and resolve the foregoing material weakness, during the quarter ended March 31, 2021, we continued to improve on our U.S. GAAP and SEC reporting knowledge relating to complex transactions and added additional resources both in terms of systems and manpower to improve our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these ordinary-course legal matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.
Beginning on March 29, 2020, two putative class actions and two derivative actions were filed against us, our directors, and/or certain of our officers alleging violation of securities laws or breach of fiduciary duties in connection with allegations that we failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares, These cases seek unspecified damages and other forms of relief. We intend to continue to vigorously defend these lawsuits. These cases now are all pending in the U.S. District Court for the Central District of California. A motion to dismiss the amended securities fraud complaint was filed on January 19, 2021, which is pending. The derivative actions are stayed pending the outcome of that motion to dismiss. In addition, the events alleged in the lawsuits became the subject of an investigation by the Securities and Exchange Commission, with which we are cooperating. There have been no changes to the status of these proceedings as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Previous Report").

Item 1A. Risk Factors.
There have been no changes with respect to risk factors as previously disclosed in the Previous Report. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Previous Report, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Previous Report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

There have been no changes with respect to unregistered sales of equity securities as previously disclosed in the Previous Report.

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

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Kong Hian Lee
Kong Hian Lee Chief Financial Officer (Principal accounting and financial officer)

Date: May 10, 2021