Form 10-Q
period 2021-06-30
HF Foods Group Inc.
filed 2021-08-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 51,913,411 shares of common stock outstanding.

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$13,425,792	$9,580,853
Accounts receivable, net	30,308,639	24,857,322
Accounts receivable - related parties, net	1,921,415	1,261,463
Inventories, net	64,061,582	58,535,040
Advances to suppliers - related parties, net	—	196,803
Other current assets	3,819,451	4,614,164
TOTAL CURRENT ASSETS	113,536,879	99,045,645
Property and equipment, net	134,755,748	136,869,085
Operating lease right-of-use assets	16,326,011	931,630
Long-term investments	2,425,625	2,377,164
Intangible assets, net	170,352,500	175,797,650
Goodwill	68,511,941	68,511,941
Deferred tax assets	59,079	57,478
Other long-term assets	1,253,212	694,490
TOTAL ASSETS	$507,220,995	$484,285,083

CURRENT LIABILITIES:
Bank overdraft	$15,018,435	$14,839,747
Line of credit	19,111,822	18,279,062
Accounts payable	41,668,144	28,602,570
Accounts payable - related parties	1,956,629	1,572,427
Current portion of long-term debt, net	5,804,100	5,641,259
Current portion of obligations under finance leases	272,648	286,903
Current portion of obligations under operating leases	610,256	308,148
Accrued expenses and other liabilities	5,123,479	6,178,144
Obligations under interest rate swap contracts	393,479	993,516
TOTAL CURRENT LIABILITIES	89,958,992	76,701,776
Long-term debt, net	85,142,465	88,008,803
Promissory note payable - related party	5,500,000	7,000,000
Obligations under finance leases, non-current	630,774	766,885
Obligations under operating leases, non-current	15,930,735	623,482
Deferred tax liabilities	45,078,908	46,382,704
TOTAL LIABILITIES	242,241,874	219,483,650
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 51,913,411 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5,191	5,191
Additional paid-in capital	583,723,206	587,579,093
Accumulated deficit	(322,030,870)	(327,150,398)
TOTAL SHAREHOLDER'S EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	261,697,527	260,433,886
Non-controlling interests	3,281,594	4,367,547
TOTAL SHAREHOLDERS’ EQUITY	264,979,121	264,801,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,220,995	$484,285,083
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net revenue - third parties	$190,460,529	$101,105,691	$347,451,896	$271,814,931
Net revenue - related parties	3,085,707	3,454,405	5,476,168	8,548,501
TOTAL NET REVENUE	193,546,236	104,560,096	352,928,064	280,363,432

Cost of revenue - third parties	154,919,694	80,707,172	282,559,053	222,666,532
Cost of revenue - related parties	3,492,238	3,240,140	5,805,116	8,109,071
TOTAL COST OF REVENUE	158,411,932	83,947,312	288,364,169	230,775,603

GROSS PROFIT	35,134,304	20,612,784	64,563,895	49,587,829

DISTRIBUTION, SELLING AND ADMINISTRATIVE EXPENSES	29,903,759	25,092,568	58,031,254	54,499,161

INCOME (LOSS) FROM OPERATIONS	5,230,545	(4,479,784)	6,532,641	(4,911,332)

Other Income (Expenses)
Interest income	—	132	—	263
Interest expense	(709,342)	(324,319)	(1,451,483)	(2,275,888)
Goodwill impairment loss	—	—	—	(338,191,407)
Other income	473,190	264,730	912,749	670,380
Change in fair value of interest rate swap contracts	(112,256)	(1,264,254)	1,318,636	(1,264,254)
Total Other Income (Expenses), net	(348,408)	(1,323,711)	779,902	(341,060,906)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	4,882,137	(5,803,495)	7,312,543	(345,972,238)

PROVISION (BENEFIT) FOR INCOME TAXES	1,377,098	(1,489,305)	1,984,305	(1,971,516)
NET INCOME (LOSS)	3,505,039	(4,314,190)	5,328,238	(344,000,722)
Less: net income (loss) attributable to non-controlling interests	(91,557)	(255,287)	208,710	(57,877)
NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$3,596,596	$(4,058,903)	$5,119,528	$(343,942,845)

Earnings (loss) per common share - basic and diluted	$0.07	$(0.08)	$0.10	$(6.60)
Weighted average shares - basic and diluted	51,913,411	52,145,096	51,913,411	52,145,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2021	51,913,411	$5,191	—	$—	$587,579,093	$(327,150,398)	$260,433,886	$4,367,547	$264,801,433
Net income	—	—	—	—	—	1,522,932	1,522,932	300,267	1,823,199
Distribution to shareholders	—	—	—	—	—	—	—	(73,000)	(73,000)
Balance at March 31, 2021	51,913,411	5,191	—	—	587,579,093	(325,627,466)	261,956,818	4,594,814	266,551,632
Net income	—	—	—		—	3,596,596	3,596,596	(91,557)	3,505,039
Acquisition of non-controlling interest	—	—	—	—	(3,855,887)	—	(3,855,887)	(1,144,113)	(5,000,000)
Distribution to shareholders	—	—	—	—	—	—	—	(77,550)	(77,550)
Balance at June 30, 2021	51,913,411	$5,191	—	$—	$583,723,206	$(322,030,870)	$261,697,527	$3,281,594	$264,979,121

Balance at January 1, 2020	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	—	—	—	—	—	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	—	—	—	—	—	—	—	(125,000)	(125,000)
Balance at March 31, 2020	53,050,211	5,305	(905,115)	(12,038,030)	599,617,009	(324,060,281)	263,524,003	4,321,197	267,845,200
Net loss	—	—	—	—	—	(4,058,903)	(4,058,903)	(255,287)	(4,314,190)
Balance at June 30, 2020	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$(328,119,184)	$259,465,100	$4,065,910	$263,531,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$5,328,238	$(344,000,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	9,091,499	8,995,488
Goodwill impairment loss	—	338,191,407
Gain from disposal of equipment	(48,521)	(20,349)
Allowance for doubtful accounts	(22,945)	2,924,148
Allowance for inventories	66,609	43,496
Deferred tax benefit	(1,305,397)	(2,497,040)
Income from equity method investment	(48,461)	(50,337)
Unrealized change in fair value of interest rate swap contracts	(600,037)	1,264,254
Changes in operating assets and liabilities:
Accounts receivable, net	(5,428,372)	23,751,669
Accounts receivable - related parties, net	(659,952)	3,153,318
Inventories, net	(5,593,151)	10,705,175
Advances to suppliers - related parties	196,803	615,503
Other current assets	794,714	649,096
Security deposit - related parties	—	58,880
Other long-term assets	(574,644)	12,188
Accounts payable	13,065,571	(9,402,330)
Accounts payable - related parties	384,202	(2,130,874)
Operating lease liability	(321,032)	(200,163)
Accrued expenses and other liabilities	(1,054,664)	354,844
Net cash provided by operating activities	13,270,460	32,417,651

Cash flows from investing activities:
Purchase of property and equipment	(663,667)	(209,964)
Proceeds from disposal of equipment	68,767	90,879
Payment made for acquisition of B&R Realty	—	(94,004,068)
Payment made for acquisition of non-controlling interest	(5,000,000)	—
Net cash used in investing activities	(5,594,900)	(94,123,153)

Cash flows from financing activities:
Proceeds from bank overdraft	178,688	—
Repayment of bank overdraft	—	(7,367,573)
Proceeds from line of credit	358,185,458	275,070,371
Repayment of line of credit	(357,418,298)	(284,450,866)
Proceeds from long-term debt	—	75,614,612
Repayment of long-term debt	(2,975,553)	(2,873,572)
Repayment of promissory note payable - related party	(1,500,000)	—
Repayment of obligations under finance leases	(150,366)	(135,737)
Cash distribution to shareholders	(150,550)	(125,000)
Net cash provided by (used in) financing activities	(3,830,621)	55,732,235

Net increase (decrease) in cash	3,844,939	(5,973,267)
Cash at beginning of the period	9,580,853	14,538,286
Cash at end of the period	$13,425,792	$8,565,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Organization and General
HF Foods Group Inc. and subsidiaries (collectively “HF Group”, or the “Company”) is a leading Asian food service distributor that markets and distributes fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions in the United States. The Company is the result of a successful merger between two complementary market leaders, HF Group Holding Corporation ("HF Holding") and B&R Global Holdings, Inc. ("B&R Global") on November 4, 2019.
The Company was originally incorporated in Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with, one or more businesses or entities.
On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in the stockholders of HF Holding becoming the majority shareholders of Atlantic, and changed its name to HF Foods Group Inc. On November 4, 2019, the Company consummated a merger transaction, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. On January 17, 2020, B&R Global acquired all the subsidiaries' equity membership interests under B&R Group Realty Holding, LLC ("BRGR"), which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. See further transaction details below.
Formation of HF Holding
HF Holding was incorporated in the State of North Carolina on October 11, 2017 as a holding company to acquire and consolidate the various operating entities under one roof. On January 1, 2018, HF Holding entered into a Share Exchange Agreement (the “Exchange Agreement”) with the controlling shareholders of the 11 entities listed below in exchange for all of HF Holding’s outstanding shares. Upon completion of the share exchanges, these entities became either wholly-owned or majority-owned subsidiaries of HF Holding.
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
Reverse Acquisition of HF Holding

On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in HF Holding becoming the surviving entity (the “Atlantic Merger”) and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). The stockholders of HF Holding became the majority shareholders of Atlantic, and the Company changed its name to HF Foods Group, Inc. (Collectively, these transactions are referred to as the “Atlantic Transactions”).
At closing, Atlantic issued the HF Holding stockholders an aggregate of 19,969,831 shares of its common stock, equal to approximately 88.5% of the aggregate issued and outstanding shares of Atlantic’s common stock. The pre-Transaction stockholders of Atlantic owned the remaining 11.5% of the issued and outstanding shares of common stock of the combined entity.
Following the consummation of the Atlantic Transactions on August 22, 2018, there were 22,167,486 shares of common stock issued and outstanding, consisting of (i) 19,969,831 shares issued to HF Holding’s stockholders pursuant to the Atlantic Merger Agreement, (ii) 10,000 restricted shares issued to one of Atlantic’s shareholders in conjunction with the Atlantic Transactions, and (iii) 2,587,655 shares originally issued to the pre-Transactions stockholders of Atlantic, less 400,000 shares sold back to Atlantic by one of Atlantic’s pre-Transactions shareholders in conjunction with the Atlantic Transactions.
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
HF Holding Entities Organized or Acquired Post-Atlantic Merger
On July 10, 2019, the Company, through its subsidiary Han Feng, formed a new real estate holding company, R&N Charlotte, L.L.C. ("R&N Charlotte"). R&N Charlotte owns a 4.66 acre tract of land with appurtenant 115,570 square foot office/warehouse/industrial facility located in Charlotte, North Carolina.
On December 10, 2019, the Company, through its subsidiary Han Feng, established a new entity, HF Foods Industrial, L.L.C. ("HFFI"), as owner of 60% of member interests, to operate as a food processing company.
On October 1, 2020, the Company, through its subsidiary HF Group Holding, formed a wholly-owned new real estate lease holding company, 273 Fifth Avenue, L.L.C. ("273 Co").
On May 28, 2021, the Company, through its subsidiary HF Group Holding, purchased the 33.33% non-controlling interest of the stock in Kirnland from the previous minority shareholder.
The following table summarizes all the existing entities under HF Holding after the above-mentioned reorganization, together with new entities formed or acquired after the Atlantic Transactions:

Name	Date of Formation / Incorporation	Place of Formation / Incorporation	Percentage of Legal Ownership by HF Group	Principal Activities
Parent:
HF Holding	October 11, 2017	North Carolina, USA	100%	Holding Company
Subsidiaries:
Han Feng	January 14, 1997	North Carolina, USA	100%	Foodservice distributor
Kirnland	April 11, 2006	Georgia, USA	100%	Foodservice distributor
NSF	December 17, 2008	Florida, USA	100%	Foodservice distributor
HFFI	December 10, 2019	North Carolina, USA	60%	Food processing company
Chinesetg	July 12, 2011	New York, USA	100%	Design and printing services provider
Kirnsway	May 24, 2006	North Carolina, USA	100%	Design and printing services provider
BB	September 12, 2001	Florida, USA	100%	Logistic service provider
MFD	April 15, 1999	North Carolina, USA	100%	Logistic service provider
TT	August 6, 2002	North Carolina, USA	100%	Logistic service provider
HG Realty	May 11, 2012	Georgia, USA	100%	Real estate holding company
R&N Charlotte	July 10, 2019	North Carolina, USA	100%	Real estate holding company
R&N Holdings	November 21, 2002	North Carolina, USA	100%	Real estate holding company
R&N Lexington	May 27, 2010	North Carolina, USA	100%	Real estate holding company
273 Co	October 10, 2020	Delaware, USA	100%	Real estate lease holding company
Merger with B&R Global
On November 4, 2019, HF Group consummated a merger transaction resulting in B&R Global becoming a wholly owned subsidiary of the Company (the "Business Combination"). At closing, the Company acquired 100% of the controlling interest of B&R Global, in exchange for the issuance of 30,700,000 shares of Common Stock of the Company to the shareholders of B&R Global. Pursuant to the B&R Merger Agreement, the aggregate fair value of the consideration paid by the Company in the Business Combination was $576,699,494, based on the closing share price of the Company’s common stock at the date of Closing.
B&R Global was formed in 2014 as a holding company to acquire and consolidate the various operating entities (listed below) under one roof. Through its subsidiaries, B&R Global supplies foodservice items to approximately 5,000 restaurants across 11 Western states.

The following table summarizes the entities under B&R Global in the Business Combination:

Name	Date of Formation / Incorporation	Place of Formation / Incorporation	Percentage of Legal Ownership by B&R Global	Principal Activities
Parent:
B&R Global	January 3, 2014	Delaware, USA	—	Holding Company
Subsidiaries:
B&L Trading, LLC (“BNL”)	July 18, 2013	Washington, USA	100%	Foodservice distributor
Capital Trading, LLC (“UT”)	March 10, 2003	Utah, USA	100%	Foodservice distributor
Great Wall Seafood LA, LLC (“GW”)	March 7, 2014	California, USA	100%	Foodservice distributor
Min Food Inc. (“MIN”)	May 29, 2014	California, USA	60.25%	Foodservice distributor
Monterey Food Service, LLC (“MS”)	September 14, 2017	California, USA	65%	Foodservice distributor
Mountain Food, LLC (“MF”)	May 2, 2006	Colorado, USA	100%	Foodservice distributor
Ocean West Food Services, LLC (“OW”)	December 22, 2011	California, USA	67.5%	Foodservice distributor
R & C Trading, L.L.C. (“RNC”)	November 26, 2007	Arizona, USA	100%	Foodservice distributor
Rongcheng Trading, LLC (“RC”)	January 31, 2006	California, USA	100%	Foodservice distributor
Win Woo Trading, LLC (‘WW”)	January 23, 2004	California, USA	100%	Foodservice distributor
Irwindale Poultry, LLC (“IP”)	December 27, 2017	California, USA	100%	Poultry processing company
Lin’s Farms, LLC (“LNF”)	July 2, 2014	Utah, USA	100%	Poultry processing company
Kami Trading Inc. (“KAMI”)	November 20, 2013	California, USA	100%	Import service provider
American Fortune Foods Inc. (“AF”)	February 19, 2014	California, USA	100%	Logistic and import service provider
B&R Group Logistics Holding LLC (“BRGL”)	July 17, 2014	Delaware, USA	100%	Logistic service provider
Best Choice Trucking, LLC (“BCT”)	January 1, 2011	California, USA	100%	Logistic service provider
Fuso Trucking Corp. (“FUSO”)	January 20, 2015	California, USA	VIE*	Logistic service provider
GM Food Supplies, Inc. (“GM”)	March 22, 2016	California, USA	100%	Logistic service provider
Golden Well Inc. (“GWT”)	November 8, 2011	California, USA	100%	Logistic service provider
Happy FM Group, Inc. (“HFM”)	April 9, 2014	California, USA	100%	Logistic service provider
Hayward Trucking, Inc. (“HRT”)	September 5, 2012	California, USA	100%	Logistic service provider
KYL Group, Inc. (“KYL”)	April 18, 2014	Nevada, USA	100%	Logistic service provider
Lin’s Distribution Inc., Inc. (“LIN”)	February 2, 2010	Utah, USA	100%	Logistic service provider
MF Food Services, Inc. (“MFS”)	December 21, 2017	California, USA	100%	Logistic service provider
New Berry Trading, LLC (“NBT”)	September 5, 2012	California, USA	100%	Logistic service provider
Royal Service, Inc. (“RS”)	December 29, 2014	Oregon, USA	100%	Logistic service provider
Royal Trucking Services, Inc. (“RTS”)	May 19, 2015	Washington, USA	100%	Logistic service provider
Yi Z Service LLC (“YZ”)	October 2, 2017	California, USA	100%	Logistic service provider
*On November 4, 2019 and as of June 30, 2021, B&R Global consolidated FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity as a result of the funding arrangements outlined in the entity.
Acquisition of Real Estate Companies
On January 17, 2020, the Company completed the transactions contemplated by that certain membership interest purchase agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, BRGR, and nine subsidiary limited liability companies wholly owned by BRGR (the “BRGR Subsidiaries”) (the “Realty Acquisition”). Pursuant to the Purchase Agreement, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own 10 warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana for purchase consideration of $101,269,706. Consideration for the Realty Acquisition was funded by

(i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 10 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to BRGR, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility.
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
The combined entity, resulting from the merger of B&R Global and HF Group, has 13 distribution centers strategically located in 8 states across the Southeast, Pacific and Mountain West regions of the United States and serves over 10,000 restaurants across 22 states with a fleet of over 300 refrigerated vehicles, a workforce of over 780 employees and subcontractors. The Company is also supported by two call centers in China which provide round-the-clock sales and service supports to its customers, who mainly converse in Mandarin or Chinese dialects.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2020 and 2019. Operating results for the six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
As of June 30, 2021 and December 31, 2020, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIE's activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows are as follows:

	June 30, 2021	December 31, 2020
Current assets	$388,729	$47,822
Non-current assets	97,946	115,934
Total assets	$486,675	$163,756

Current liabilities	$655,401	$496,234
Non-current liabilities	26,548	39,475
Total liabilities	$681,949	$535,709

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$747,831	$415,377	$1,201,005	$1,081,805
Net income	$150,584	$34,667	$176,679	$99,445

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$(34,231)	$19,978	$52,512	$334,202
Net cash provided by (used in) financing activities	(6,586)	(23,475)	9,855	(245,612)
Net increase (decrease) in cash and cash equivalents	$(40,817)	$(3,497)	$62,367	$88,590
Non-controlling Interests
U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.
On May 28, 2021, the Company, through its subsidiary HF Group Holding, purchased the 33.33% noncontrolling interest of the stock in Kirnland for $5,000,000. In accordance with ASC 810-10-45-23, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, no gain or loss shall be recognized. As a result of this transaction, noncontrolling interests were reduced by $1,144,113 and the remaining difference of $3,855,887 was charged to additional paid-in capital.
As of June 30, 2021 and December 31, 2020, non-controlling interests consisted of the following:

Name of Entity	Percentage of Non-controlling Interest Ownership	June 30, 2021	December 31, 2020
Kirnland	—%	$—	$1,384,780
MIN	39.75%	1,116,222	889,596
MS	35.00%	451,673	459,816
OW	32.50%	1,713,699	1,633,355
Total		$3,281,594	$4,367,547
Uses of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, long-term investments, goodwill, the purchase price allocation and fair value of non-controlling interests with respect to business combinations, realization of deferred tax assets, and uncertain income tax positions.
Cash
The Company considers all highly liquid investments purchased with a maturity of three months or shorter to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents, respectively.
Accounts Receivable, net
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of June 30, 2021 and December 31, 2020, allowances for doubtful accounts were $723,918 and $909,182, respectively.
Inventories, net
The Company’s inventories, consisting mainly of food and other food service-related products, are considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. As of June 30, 2021 and December 31, 2020, the valuation allowance was $232,946 and $146,078, respectively.
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
Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of operations in other income or expenses.
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

The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.
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
The Company did not record any impairment loss on its long-term investments as of June 30, 2021 and December 31, 2020.
Impairment of Long-lived Assets Other Than Goodwill
The Company assesses its long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company did not record any impairment loss on its long-lived assets as of June 30, 2021 and December 31, 2020.
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
For the three and six month periods ended June 30, 2021 and 2020, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from customers by geographic locations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Arizona	$12,376,972	$6,914,288	$23,516,574	$16,926,037
California	71,711,341	34,492,561	124,782,760	102,157,517
Colorado	11,027,852	7,532,674	20,503,418	16,441,667
Florida	22,711,792	11,309,093	42,610,687	30,394,902
Georgia	16,632,853	8,072,633	31,241,879	22,174,887
North Carolina	33,703,273	21,266,959	63,216,780	50,984,476
Utah	13,584,123	10,294,374	26,919,728	25,292,749
Washington	11,798,030	4,677,514	20,136,238	15,991,197
Total	$193,546,236	$104,560,096	$352,928,064	$280,363,432
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $4,399,210 and $3,526,249 for the six months ended June 30, 2021 and 2020, and $2,473,438 and $968,016 for the three months ended June 30, 2021 and 2020, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at June 30, 2021 and December 31, 2020.
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
Leases
The Company accounts for leases following ASU 2016-02, Leases (Topic 842) ("Topic 842").
As a result of the Realty Acquisition (see Note 6 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of June 30, 2021, the balances for operating lease assets were $16,326,011 and liabilities were $16,540,991. As of December 31, 2020, the balances for operating lease assets were $931,630 and liabilities were $931,630. See Note 11 for additional information.

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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three and six month periods ended June 30, 2021 and 2020.
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
The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, bank overdraft, current portion of long-term debt, current portion of obligations under finance and operating leases, accrued expenses and other liabilities and Obligations under interest rate swap contracts approximate their fair value based on the short-term maturity of these instruments.
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
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at June 30, 2021 and December 31, 2020.
For the six months ended June 30, 2021 and 2020, no supplier accounted for more than 10% of the total cost of revenue. As of June 30, 2021, there were four suppliers that accounted for a combined 53% of total outstanding advance payments, and no supplier that accounted for advance payments to related parties. As of December 31, 2020, two suppliers accounted for a combined 40% of total outstanding advance payments, and one supplier accounted for 96% of advance payments to related parties, respectively.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss.
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
NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Accounts receivable	$31,032,557	$25,766,504
Less: allowance for doubtful accounts	(723,918)	(909,182)
Accounts receivable, net	$30,308,639	$24,857,322
Movement of allowance for doubtful accounts is as follows:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Beginning balance	$909,182	$623,970
Increase (decrease) in provision for doubtful accounts	(22,945)	2,924,148
Less: write off/ (recovery)	(162,319)	(1,264,660)
Ending balance	$723,918	$2,283,458

NOTE 4 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	Ownership as of June 30, 2021	As of June 30, 2021	As of December 31, 2020
Asahi Food, Inc.	49%	$625,625	$577,164
Pt. Tamron Akuatik Produk Industri	12%	1,800,000	1,800,000
Total		$2,425,625	$2,377,164
The investment in Pt. Tamron Akuatik Produk Industri is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise full control over this investee. The Company believes there was no impairment as of June 30, 2021 and December 31, 2020 for these investments.
NOTE 5 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Automobiles	$23,600,349	$24,544,094
Building	71,285,127	71,285,127
Building improvements	10,014,650	9,807,234
Furniture and fixtures	227,430	223,996
Land	52,125,900	52,125,900
Machinery and equipment	14,224,457	13,498,211
Subtotal	171,477,913	171,484,562
Less: accumulated depreciation	(36,722,165)	(34,615,477)
Property and equipment, net	$134,755,748	$136,869,085
The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 6 for additional information.
Depreciation expense was $3,012,537 and $3,264,862 for the six month periods ended June 30, 2021 and 2020, respectively, and $1,485,846 and $1,607,452 for the three months ended June 30, 2021 and 2020, respectively.
NOTE 6 - ACQUISITION OF B&R REALTY SUBSIDIARIES
On January 17, 2020, B&R Global acquired 100% equity membership interests of the subsidiaries of BRGR, which own warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. Before the acquisition of BRGR Subsidiaries, CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, based on independent appraisals of the fair market value of the properties.
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
Consideration for the acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 10 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to BRGR maturing on January 17, 2030, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released BRGR from its obligations to the lenders under the First Amended Credit Agreement (See Note 10 for additional information) and predecessor financing arrangements.
The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$265,639
Automobile	33,690
Prepaids	39,193
Land	48,734,042
Buildings	53,563,835
Total assets acquired	102,636,399

Accounts payable and accrued expenses	1,366,693
Total liabilities assumed	1,366,693
Net assets acquired	$101,269,706

NOTE 7 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill by reporting unit are presented below:

	HF	B&R Global	Total
Balance at December 31, 2020	$—	$68,511,941	$68,511,941
Impairment loss	—	—	—
Balance at June 30, 2021	$—	$68,511,941	$68,511,941
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
Towards the end of first quarter of fiscal year 2020, the Company experienced a significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by approximately $338.2 million. As a result, the company recorded the amount as impairment loss during the first quarter of fiscal year 2020.
The Company estimated the fair values of the B&R Global reporting unit using the income approach, discounting projected future cash flows based upon management’s expectations of the current and future operating environment. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital ("WACC"), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit are highly sensitive to changes in the WACC, which consider observable data about guidelines on publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed that the WACC applied on March 31, 2020 increased significantly from the original WACC value as of the acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility had primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country had been reduced to takeout and delivery offerings. Continued uncertainty about the removal or perpetuation of these restrictions and levels of consumer spending cause ongoing volatility.
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
Using historic monthly sales run rate and forecasted sales run rates for the next year, the Company performed goodwill impairment assessment and concluded no further impairment is required as of June 30, 2021.
Acquired Intangible Assets
In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years, respectively. The components of the intangible assets are as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(4,883,833)	$24,419,167	$29,303,000	$(3,418,683)	$25,884,317
Customer relationships	159,200,000	(13,266,667)	145,933,333	159,200,000	(9,286,667)	149,913,333
Total	$188,503,000	$(18,150,500)	$170,352,500	$188,503,000	$(12,705,350)	$175,797,650
The Company performed interim long-lived asset impairment evaluation as of June 30, 2021. All intangible assets were tested for recoverability at the asset group level. ASC Topic 360, Property, Plant and Equipment ("ASC 360") defines the recoverability of these assets as measured by comparison of their (or asset group) carrying amounts to future undiscounted cash flows the assets (or asset group) are expected to generate. The Company performed long-lived impairment assessment and concluded no further impairment is required as of June 30, 2021.
HF Group’s amortization expense for intangible assets was $2,722,575 and $5,445,150 for the three and six month periods respectively ended June 30, 2021 and June 30, 2020, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending June 30,	Amount
2022	$10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
2026	10,890,300
Thereafter	115,901,000
Total	$170,352,500

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps for the sole purpose of mitigating interest rate fluctuation risk associated to floating rate debt instruments (as defined in Note 9 Line of Credit, and Note 10 Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

As of June 30, 2021 and December 31, 2020, the Company has determined that the fair value of the interest rate swap obligations was $393,479 and $993,516, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.

NOTE 9 - LINE OF CREDIT
The JPM Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The credit facility was collateralized by all assets of the Company and was also guaranteed by BRGR and BRGR Subsidiaries, which BRGR Subsidiaries were subsequently acquired by the Company on January 17, 2020 (See Note 6 for additional information). The JPM Credit Agreement was later superseded by a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") as described below.
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
The existing revolving credit facility balance of $41.2 million under the First Amended Credit Agreement, was rolled over to the Revolving Facility on January 17, 2020. On the same day, B&R Global utilized the $75.6 million Term Loan and additional $18.7 million drawdown from the Revolving Facility to fund in part the acquisition of ten warehouse facilities owned by the selling BRGR Subsidiaries, which B&R Global had been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Second Amended Credit Agreement contained certain financial covenants and as of June 30, 2021, the Company was in compliance with the covenants under the Second Amended Credit Agreement. The outstanding principal balance on the line of credit as of June 30, 2021 was $19.1 million.

NOTE 10 - LONG-TERM DEBT
Long-term debt at June 30, 2021 and December 31, 2020 is as follows:

Bank name	Maturity	Interest rate as of June 30, 2021			As of June 30, 2021	As of December 31, 2020
Bank of America – (a)	November 2021 - December 2029	3.73%	—	5.51%	$5,622,528	$5,905,472
BMO Harris Bank N.A. – (b)	April 2022 - January 2024	5.87%	—	5.99%	194,952	280,164
East West Bank – (c)	August 2027 - September 2029	3.83%	—	4.25%	6,704,883	6,802,271
First Horizon Bank – (d)	October 2027	3.85%			4,673,127	4,773,378
J.P. Morgan Chase – (e)	February 2023 - January 2030	1.97%	—	2.09%	72,802,325	74,687,806
Peoples United Bank – (b)	December 2022 - January 2023	6.69%	—	7.53%	559,274	725,282
Other finance institutions – (b)	July 2022 - March 2024	3.90%	—	6.14%	389,476	475,689
Total debt					90,946,565	93,650,062
Less: current portion					(5,804,100)	(5,641,259)
Long-term debt					$85,142,465	$88,008,803
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of June 30, 2021 and December 31, 2020, the Company was in compliance.
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
(e)Real estate term loan with a principal balance of $71,264,205 as of June 30, 2021 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR, and MP.  Equipment term loan with a principal balance of $1,538,120 as of June 30, 2021 is secured by specific vehicles and equipment as defined in loan agreements.

The future maturities of long-term debt as of June 30, 2021 are as follows:

Twelve months ending June 30,	Amount
2022	$5,804,100
2023	5,157,805
2024	4,177,128
2025	4,032,473
2026	4,069,472
Thereafter	67,705,587
Total	$90,946,565

NOTE 11 - LEASES
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
Operating Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$513,066	$253,820	$1,085,201	$756,877

Weighted Average Remaining Lease Term (Months)
Operating leases	302	34	302	34

Weighted Average Discount Rate
Operating leases	2.17%	4.10%	2.17%	4.10%
Finance Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance leases cost:
Amortization of right-of-use assets	$80,984	$139,687	$168,160	$279,373
Interest on lease liabilities	16,718	23,218	37,343	51,120
Total finance leases cost	$97,702	$162,905	$205,503	$330,493
Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating cash flows from finance leases	$16,718	$23,218	$37,343	$51,120
Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Finance Leases
Property and equipment, at cost	$2,793,731	$2,793,731
Accumulated depreciation	(1,999,478)	(1,831,318)
Property and equipment, net	$794,253	$962,413

Weighted Average Remaining Lease Term (Months)
Finance leases	38	43

Weighted Average Discount Rate
Finance leases	7.59%	7.56%

Maturities of lease liabilities were as follows:

Twelve months ending June 30,	Operating Leases	Finance Leases
2022	$1,011,964	$336,501
2023	1,139,353	322,569
2024	964,309	274,426
2025	987,997	96,496
2026	791,576	—
Thereafter	17,396,355	—
Total Lease Payments	22,291,554	1,029,992
Less Imputed Interest	(5,750,563)	(126,570)
Total	$16,540,991	$903,422
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
On February 10, 2021, 273 Co, a newly established Delaware limited liability company and wholly owned subsidiary of the Company, entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC ("Landlord"), pursuant to which it has assumed the lease of the premises at 273 Fifth Avenue, New York, New York signed on July 2, 2018 (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the 273 Lease Amendment were negotiated pursuant to guarantee obligations of the Company’s wholly owned subsidiary, HF Holding as guarantor under the Lease Agreement. 273 Co has agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, 273 Co has undertaken to construct, at Company’s expense, a building on the premises, at a minimum cost of $2,500,000. The 273 Lease Agreement and the Lease Amendment provide for a term of 30 years, with option to renew for 10 additional years, at an annual rent starting at $325,000 and escalating annually throughout the term, with the annual rent in the final year of the initial term of $1,047,974. The 273 Lease Amendment further granted certain rent abatement to the premises for 2020 and 2021, including a 20% reduction of annual rent in 2021 subject to meeting certain conditions. The Lease Amendment permits subletting of the premises.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental disclosure of cash flow data
Cash paid for interest	$1,477,788	$2,321,727
Cash paid for income taxes	$1,897,940	$145,905

Supplemental disclosure of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease liabilities	$15,930,393	$—
Property and equipment purchases from notes payable	$257,450	$2,528,554
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$—	$7,000,000

NOTE 13 - TAXES
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
(i)The provision for income taxes of the Company for the three and six months ended June 30, 2021 and 2020 consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Current income taxes:
Federal	$1,886,083	$40,618	$2,849,943	$400,218
State	217,479	35,646	439,760	125,306
Current income taxes	2,103,562	76,264	3,289,703	525,524
Deferred income taxes (benefit):
Federal	(837,524)	(1,195,341)	(1,262,732)	(1,918,683)
State	111,060	(370,228)	(42,666)	(578,357)
Deferred income taxes (benefit)	(726,464)	(1,565,569)	(1,305,398)	(2,497,040)
Total provision (benefit) for income taxes	$1,377,098	$(1,489,305)	$1,984,305	$(1,971,516)
(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of June 30, 2021	As of December 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$390,349	$443,151
Inventories	613,247	481,016
Federal net operating loss	38,893	101,828
State net operating loss	11,030	257,490
Fair value change in interest rate swap contracts	70,875	244,622
Accrued expenses	294,217	268,813
Total deferred tax assets	1,418,611	1,796,920
Deferred tax liabilities:
Property and equipment	(2,383,623)	(2,660,874)
Intangibles assets	(43,901,883)	(45,461,272)
Right of Use Asset	(152,934)	—
Total deferred tax liabilities	(46,438,440)	(48,122,146)
Net deferred tax liabilities	$(45,019,829)	$(46,325,226)
The net deferred tax liabilities presented in the Company's unaudited condensed consolidated balance sheets are as follows:

	As of June 30, 2021	As of December 31, 2020
Deferred tax assets	$59,079	$57,478
Deferred tax liabilities	(45,078,908)	(46,382,704)
Net deferred tax liabilities	$(45,019,829)	$(46,325,226)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	4.3%	0.1%
Impact of goodwill impairment loss - permanent difference	—%	(20.5)%
U.S. permanent difference	1.1%	—%
Others	0.7%	—%
Effective tax rate	27.1%	0.6%

NOTE 14 - RELATED PARTY TRANSACTIONS
The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company officers and/or major shareholders.
Certain related party transactions described in this note are among the issues that are being scrutinized as part of an ongoing internal investigation, and disclosures concerning particular transactions are subject to the outcome of, and conclusions that may ultimately be reached in, this ongoing investigation. Mr. Zhou Min Ni ("Mr. Ni") and Mr. Xiao Mou Zhang ("Mr. Zhang") were the Co-Chief Executive Officers as of December 31, 2020. Mr. Ni resigned from all of his official posts on February 23, 2021. Upon resignation, Mr. Ni directly owned 10.7% of outstanding shares of common stock of the Company. Mr. Zhang became the sole Chief Executive Officer on February 23, 2021. Mr. Ni and his immediate family members are treated as related parties for purposes of this report because Mr. Ni is a holder of more than 10% of the Company's securities.

The Company had recently evaluated Mr. Zhang's ownership interest and his relationship with certain entities that were previously classified as related parties in prior financial statements. The Company noted that four entities with ownership ranging from 5.0% to 10% and are mainly restaurants, were deemed to be non related party in nature. The Company noted that Mr. Zhang or his family members do not manage or participate in daily operations and holds no influence over those entities. Hence, the Company concluded that those entities do not fall under the definition of related party and were excluded from the classification accordingly.
The Company also determined that its 12% ownership in PT. Tamron Akuatik Produk Industri ("Tamron"), accounted for using alternative measurement under ASC 321, did not meet the definition of related party due to the fact that the Company does not participate in Tamron's daily operations and holds no influence over it.
Further, the Company evaluated Mr. Ni's ownership interest and his relationship with certain entities that were previously classified as related parties in prior financial statement. The Company noted that two entities that were previously owned by Mr. Ni, 37.67% and 100% respectively, were no longer deemed to be related party in nature. The Company noted Mr. Ni had disposed off the equity interest on January 1, 2020 and September 29, 2020, respectively. Mr. Ni or his family members do not manage or participate in daily operations and holds no influence over those entities after the disposal. Hence, the Company concluded that those entities do not fall under the definition of related party anymore, and were excluded from the classification accordingly.
As a result of the Company's evaluation described above, certain related party transactions and balances for the three and six months ended June 30, 2021 and June 30, 2020, and as of June 30, 2021 and December 31, 2020 were reclassified and removed from related party disclosure to conform to current reporting period's presentation. Other than the reclassification, there are no financial impact to the prior financial statements.
The related party transactions as of June 30, 2021 and December 31, 2020 and for the three and six month periods ended June 30, 2021 and 2020 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three months ended June 30, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(a)	Best Food Services, LLC	$2,353,900	$873,122
(b)	Eastern Fresh NJ, LLC	1,473,617	445,572
(c)	Fujian RongFeng Plastic Co., Ltd	790,212	824,602
(d)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	313,187
(e)	Ocean Pacific Seafood Group, Inc.	207,847	52,143
(f)	Revolution Industry, LLC	—	541,910
(g)	Union Food, LLC	—	162,816
	Others	70,436	65,281
Total		$4,896,012	$3,278,633
(a)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(b)Mr. Ni owns 30% equity interest in this entity.
(c)Mr. Ni owns 40% equity interest in this entity indirectly through its parent company.
(d)Mr. Ni previously owned 100% equity interest in this entity. Mr Ni disposed off the ownership and ended his legal representation of this entity on September 29, 2020.

(e)Mr. Ni owns 26% equity interest in this entity.
(f)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase payment made to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(g)Tina Ni, one of Mr. Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.
Below is a summary of purchase from related parties for the six months ended June 30, 2021 and 2020, respectively:

Name of Related Party		Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(a)	Allstate Trading Company, Inc.	$—	$284,968
(b)	Best Food Services, LLC	3,487,139	2,972,685
(c)	Eastern Fresh NJ, LLC	2,968,663	2,055,177
(d)	Enson Group, Inc. (formerly "Enson Group, LLC")	127,577	—
(e)	First Choice Seafood, Inc.	159,752	336,739
(f)	Fujian RongFeng Plastic Co., Ltd	1,590,129	1,844,955
(g)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	1,025,212
(h)	N&F Logistics, Inc.	2,646	368,529
(i)	Ocean Pacific Seafood Group, Inc.	338,426	233,175
(j)	Revolution Industry, LLC	189,701	1,045,702
(k)	UGO USA, Inc.	212,384	220,740
(l)	Union Foods, LLC	—	1,246,720
	Others	160,966	88,345
Total		$9,237,383	$11,722,947
(a)Mr. Ni owns 40% equity interest in this entity.
(b)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(c)Mr. Ni owns 30% equity interest in this entity.
(d)Mr. Ni owns 25% equity interest in this entity.
(e)Mr. Ni owns 25% equity interest in this entity indirectly through its parent company.
(f)Mr. Ni owns 40% equity interest in this entity indirectly through its parent company.
(g)Mr. Ni previously owned 100% equity interest in this entity. Mr Ni disposed off the ownership and ended his legal representation of this entity on September 29, 2020.
(h)Mr. Ni owns 25% equity interest in this entity.
(i)Mr. Ni owns 26% equity interest in this entity.
(j)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase payment made to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(k)Mr. Ni owns 30% equity interest in this entity.
(l)Tina Ni, one of Mr. Ni’s family members, owns 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns 10% of equity interest in this entity.

b. Sales - related parties
Below is a summary of sales to related parties recorded for the three months ended June 30, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(a)	ABC Food Trading, LLC	$506,306	$169,145
(b)	Asahi Food, Inc.	223,377	103,385
(c)	Best Food Services, LLC	327,113	14,414
(d)	Eagle Food Service, LLC	1,067,346	878,396
(e)	Eastern Fresh NJ, LLC	76,145	507,821
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	26,601	123,820
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	553,985	—
(h)	First Choice Seafood, Inc.	7,615	1,145,984
(i)	Heng Feng Food Services, Inc.	64,878	155,705
(j)	N&F Logistics, Inc.	160,466	172,216
	Others	71,875	183,519
Total		$3,085,707	$3,454,405

(a)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns 30% equity interest in this entity.
(f)Mr. Ni owns 25% equity interest in this entity.
(g)Mr. Ni owns 50% equity interest in this entity.
(h)Mr. Ni owns 25% equity interest in this entity indirectly through its parent company.
(i)Mr. Ni owns 45% equity interest in this entity.
(j)Mr. Ni owns 25% equity interest in this entity.

Below is a summary of sales to related parties recorded for the six months ended June 30, 2021 and 2020, respectively:

Name of Related Party		Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(a)	ABC Food Trading, LLC	$1,220,212	$1,048,298
(b)	Asahi Food, Inc.	341,133	221,190
(c)	Best Food Services, LLC	400,792	180,689
(d)	Eagle Food Service, LLC	2,076,021	2,437,025
(e)	Eastern Fresh NJ, LLC	99,338	1,449,294
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	53,113	272,752
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	554,949	40,216
(h)	First Choice Seafood, Inc.	82,144	1,378,208
(i)	Heng Feng Food Services, Inc.	104,854	527,186
(j)	N&F Logistics, Inc.	367,133	553,242
	Others	176,479	440,401
Total		$5,476,168	$8,548,501

(a)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns 30% equity interest in this entity.
(f)Mr. Ni owns 25% equity interest in this entity.
(g)Mr. Ni owns 50% equity interest in this entity.
(h)Mr. Ni owns 25% equity interest in this entity indirectly through its parent company.
(i)Mr. Ni owns 45% equity interest in this entity.
(j)Mr. Ni owns 25% equity interest in this entity.
c. Lease Agreements - Related Parties
The Company leases various facilities to related parties.
R&N Holdings leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. Rental income for the three months ended June 30, 2021 and 2020 was nil and $10,500, respectively, and the six months ended June 30, 2021 and 2020 was $7,000 and $21,000, respectively.
HG Realty leases a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. Rental income for the three months ended June 30, 2021 and 2020 was $120,000 and $120,000, respectively, and the six months ended June 30, 2021 and 2020 was $240,000 and $240,000, respectively.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from Yoan Chang Trading Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, Kirnland executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred to the related party was $77,428 and $30,000 for the three months ended June 30, 2021 and 2020, respectively, and $154,856 and $60,000 for the six months ended June 30, 2021 and 2020, respectively.
Related Party Balances
a.Accounts receivable - related parties, net

Below is a summary of accounts receivable with related parties recorded as of June 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of June 30, 2021	As of December 31, 2020
(a)	ABC Food Trading, LLC	$137,063	$18,816
(b)	Asahi Food, Inc.	144,363	68,766
(c)	Best Food Services, LLC	250,153	1,250
(d)	Eagle Food Service, LLC	478,097	697,538
(e)	Eastern Fresh NJ, LLC	102,442	—
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	567,950	325,596
(g)	Fortune One Foods, Inc.	86,150	36,250
(h)	Heng Feng Food Services, Inc.	64,878	—
(i)	N&F Logistics, Inc.	61,940	113,247
	Others	28,379	—
Total		$1,921,415	$1,261,463

(a)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(b)The Company, through its subsidiary MF, owns 49% equity interest in this entity.
(c)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns 30% equity interest in this entity.
(f)Mr. Ni owns 50% equity interest in this entity.
(g)Mr. Ni owns 17.5% equity interest in this entity indirectly through its parent company.
(h)Mr. Ni owns 45% equity interest in this entity.
(i)Mr. Ni owns 25% equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of June 30, 2021 and December 31, 2020.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of June 30, 2021	As of December 31, 2020
(a)	Best Food Services, LLC	$479,757	$588,920
(b)	Eastern Fresh NJ, LLC	464,106	427,795
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	75,794	25,368
(d)	Fujian RongFeng Plastic Co., Ltd	767,593	69,429
(e)	Hanfeng Information Technology (Jinhua), Inc.	—	107,258
(f)	Heng Feng Food Services, Inc.	—	116,436
(g)	UGO USA, Inc.	—	211,003
	Others	169,379	26,218
Total		$1,956,629	$1,572,427

(a)Mr. Zhang previously owned 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. The equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children with immediate effect on November 1, 2020.
(b)Mr. Ni owns 30% equity interest in this entity.
(c)Mr. Ni owns 25% equity interest in this entity.
(d)Mr. Ni owns 40% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns 37% equity interest in this entity.
(f)Mr. Ni owns 45% equity interest in this entity.
(g)Mr. Ni owns 30% equity interest in this entity.
c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers.
Below is a summary of advances to related party suppliers recorded as of June 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of June 30, 2021	As of December 31, 2020
(a)	Ocean Pacific Seafood Group, Inc.	$—	$7,101
(b)	Revolution Industry, LLC	—	189,702
Total		$—	$196,803

(a)Mr. Ni owns 26% equity interest in this entity.
(b)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment from Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for an amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from Revolution at the time of transaction were an offset to the purchase payment made to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
d.Promissory note payable - related party
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR in January 2020 as part of the payment for the acquisition of BRGR (Refer to Note 6). The note bears an interest rate of 6% per annum that matures in January 2030. At June 30, 2021, outstanding balance was $5.5 million and accrued interest payable was nil.
NOTE 15 - SEGMENT REPORTING
ASC 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the operating decision makers, review operation results by the revenue of different customers.
On February 23, 2021, former co-CEO Zhou Min Ni resigned and Xiao Mou Zhang assumed the role of sole CEO. As a result, the Company reassessed its performance evaluation process and determined two relevant reporting segments - sales to independent restaurants and wholesale. Frequency, volume and profit margins are uniquely different between the two reporting segments. Segment reporting for the three and six months ended June 30, 2020 were re-presented below.
All the Company's revenue was generated from its business operation in the U.S.

The following table presents net sales by segment for the three and six month periods ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue
Sales to independent restaurants	$187,516,460	$98,620,662	$340,557,245	$265,892,978
Wholesale	6,029,776	5,939,434	12,370,819	14,470,454
Total	$193,546,236	$104,560,096	$352,928,064	$280,363,432

	For the Three Months Ended June 30, 2021
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$187,516,460	$6,029,776	$193,546,236
Cost of revenue	$152,284,008	$6,127,924	$158,411,932
Gross profit (loss)	$35,232,452	$(98,148)	$35,134,304
Depreciation and amortization	$4,126,735	$132,699	$4,259,434
Cash capital expenditures	$208,614	$6,880	$215,494

	For the Three Months Ended June 30, 2020
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$98,620,662	$5,939,434	$104,560,096
Cost of revenue	$78,415,142	$5,532,170	$83,947,312
Gross profit	$20,205,520	$407,264	$20,612,784
Depreciation and amortization	$4,089,634	$246,298	$4,335,932
Cash capital expenditures	$46,652	$3,060	$49,712

	For the Six Months Ended June 30, 2021
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$340,557,245	$12,370,819	$352,928,064
Cost of revenue	$276,225,791	$12,138,378	$288,364,169
Gross profit	$64,331,454	$232,441	$64,563,895
Depreciation and amortization	$8,257,595	$299,959	$8,557,554
Cash capital expenditures	$640,404	$23,263	$663,667

	For the Six Months Ended June 30, 2020
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$265,892,978	$14,470,454	$280,363,432
Cost of revenue	$217,144,426	$13,631,177	$230,775,603
Gross profit	$48,748,552	$839,277	$49,587,829
Depreciation and amortization	$8,260,460	$449,552	$8,710,012
Cash capital expenditures	$199,127	$10,837	$209,964

The following table presents total assets by reportable segment as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30, 2021	As of December 31, 2020
Total assets:
Sales to independent restaurants	$491,418,936	$456,775,742
Wholesale	15,802,059	27,509,341
Total Assets	$507,220,995	$484,285,083
All of the Company’s long-lived assets are located in the US.
NOTE 16 - COMMITMENT AND CONTINGENCIES
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
As previously disclosed, an analyst report published in March 2020 suggested certain improprieties in the Company’s operations, many of which later became the subject of allegations in two putative class actions and two derivative actions that were filed on or after March 29, 2020 against the Company, the Company's then current directors, and/or certain of the Company’s then current officers, alleging violation of securities laws or breach of fiduciary duties in connection with claims that the Company failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares (the “Class Actions”). The Company intends to continue to vigorously defend these lawsuits. These cases now are all pending in the U.S. District Court for the Central District of California. A motion to dismiss the amended securities fraud complaint was filed on January 19, 2021, which is pending. The derivative actions are stayed pending the outcome of that motion to dismiss. In response to the analyst report, the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an internal independent investigation with the assistance of counsel (“Special Committee”).

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Committee and the Company are cooperating with the SEC. The SEC and the Special Committee investigations are ongoing. There have been no changes to the status of these proceedings as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

While the Special Committee has reached no final conclusions in conjunction with its investigation, it has made a number of recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties.

The Company has also instituted structural changes including the retirement of the former Co-Chief Executive Officer and Chairman of the Board. The Company now has an independent Chairman of the Board. In addition, the Company recently hired an in-house General Counsel and Chief Compliance Officer, who will report to the Chief Executive Officer and the Chairman of the Board. (See Note 17, Subsequent Events)

NOTE 17 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 9, 2021, which is the date the financial statements were available to be issued.
On August 2, 2021, the Company appointed Ms. Christine Chang to become the General Counsel and Chief Compliance Officer of the Company, effective as of September 8, 2021.

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
Company Background and Overview
The Company markets and distributes Asian specialty food products, fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other food service customers throughout the Southeast, Pacific and Mountain West regions of the United States. The Company is the result of a successful merger between two complementary market leaders, HF Holding and B&R Global on November 4, 2019.
Financial Overview
Our net revenue for the six months ended June 30, 2021 was $352.9 million, an increase of $72.5 million, or 25.9%, from $280.4 million for the six months ended June 30, 2020. Net income attributable to stockholders for the six months ended June 30, 2021 was $5.1 million, an increase of $348.6 million, or 101.5%, compared to net loss of $343.9 million attributable to stockholders for the six months ended June 30, 2020. The net loss for the six months ended June 30, 2020 was mainly due to a significant goodwill impairment of $338.2 million taken in first quarter of 2020 (see Note 7 to our financial statements for additional information) as well as sharp declines in sales prompted by the severe impact of the COVID-19 pandemic. Adjusted EBITDA for the six months ended June 30, 2021 was $20.8 million, an increase of $13.0 million, or 167.9%, from $7.8 million for the six months ended June 30, 2020. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.
COVID-19 Impact
In March 2020, due to the COVID-19 outbreak, almost all states across the country had issued some form of stay-at-home orders. As such, the operations of our restaurant customers were severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net sales beginning from the last two weeks of March 2020 through June 2020, negatively impacting our overall financial results in the first and second quarter ended March 31, 2020 and June 30, 2020.
In response to the COVID-19 pandemic, beginning in late March 2020, we swiftly pivoted our business strategy and cost structure to reduce operating costs, strengthen our liquidity position, and secure new revenue sources. Some of the notable actions included:
•actively managed our variable costs to better align with prevailing sales volumes by instituting temporary furloughs, reducing our delivery schedules and temporarily shutting down the operation of several distribution centers, resulting in approximately 40% overall cost reduction since April 2020 as compared to pre-COVID-19 levels; Pre-COVID level of revenue is based on the proforma revenue for the same period in 2019.
•improved working capital by focusing on receivables collection efforts while working with our vendors on temporarily extended terms;
•suspended capital expenditures and limiting maintenance and information technology projects;
•developed our proprietary e-commerce platform (www.rongchengmarkets.com) with minimal investment to cater to consumers and to meet the increasing demand for online grocery shopping in larger quantities at wholesale prices; and
•secured new partnerships with other online grocery retailers.

The above cost cutting measures and more efficient operations ensured that the Company had positive cash flow to pay down the revolving credit line, resulting in an overall improvement of our available line of credit that has enabled the Company to navigate through this unprecedented pandemic.

In the second half of 2020, the Company's net sales recovered to about 70% of pre-COVID business volume (based on proforma net revenue for the second half of 2019). The company's net sales continued to recover strongly in 2021 and the recovery rate further increased to approximately 93% of pre-COVID business volume (based on proforma net revenue for the three months ended June 30, 2019) for the three months ended June 30, 2021. Based on current sales volumes and adjusted cost structures, the company is generating positive operating cash flows on a weekly basis and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further.
We remain optimistic on the long-term prospects for our business. Although we continue to face intermittent government restrictions on our customers' business operations, we believe that our current level of sales volume will increase over time as the effects of the COVID-19 pandemic slowly dissipate and consumer demand for food away from home increases.
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
Gross Profit
Gross profit is equal to net sales minus cost of revenue. Cost of revenue primarily includes inventory costs (net of supplier consideration), inbound freight, custom clearance fees and other miscellaneous expenses. Cost of revenue generally changes as the Company incurs higher or lower costs from suppliers, as the customer and product mix changes, and as impact of inflation affects overall business.
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
EBITDA and Adjusted EBITDA
The Company uses EBITDA to measure operating performance, defined as net income before interest expense, income taxes, and depreciation and amortization. In addition, management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, non recurring income or expenses. Management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, extraordinary charges, and other non-cash charges and more reflective of other factors that affect our operating performance. Management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. The Company presents EBITDA and Adjusted EBITDA in order to provide supplemental information that the Company considers relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede U.S. GAAP measures.
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

Results of Operations for the Three Months Ended June 30, 2021 and 2020
The following table sets forth a summary of our consolidated results of operations for the three month periods ended June 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Changes
	2021	2020	Amount	%
Net revenue	$193,546,236	$104,560,096	$88,986,140	85.1%
Cost of revenue	158,411,932	83,947,312	74,464,620	88.7%
Gross profit	35,134,304	20,612,784	14,521,520	70.4%
Distribution, selling and administrative expenses	29,903,759	25,092,568	4,811,191	19.2%
Income (loss) from operations	5,230,545	(4,479,784)	9,710,329	216.8%
Interest income	—	132	(132)	100.0%
Interest expenses	(709,342)	(324,319)	(385,023)	(118.7)%
Other income, net	473,190	264,730	208,460	78.7%
Change in fair value of interest rate swap contracts	(112,256)	(1,264,254)	1,151,998	91.1%
Income (loss) before income tax provision	4,882,137	(5,803,495)	10,685,632	184.1%
Provision (benefit) for income taxes	1,377,098	(1,489,305)	2,866,403	192.5%
Net income (loss)	3,505,039	(4,314,190)	7,819,229	181.2%
Less: net income (loss) attributable to non-controlling interests	(91,557)	(255,287)	163,730	64.1%
Net income (loss) attributable to HF Foods Group Inc.	$3,596,596	$(4,058,903)	$7,655,499	188.6%
Net Revenue
Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and supplemented by a non-core wholesale operations to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the Three Months Ended June 30,
	2021		2020		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$187,516,460	96.9%	$98,620,662	94.3%	$88,895,798	90.1%
Wholesale	6,029,776	3.1%	5,939,434	5.7%	90,342	1.5%
Total	$193,546,236	100.0%	$104,560,096	100.0%	$88,986,140	85.1%

Net revenue derived from sales to independent restaurants increased by $88.9 million, or 90.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase over the same period last year was primarily a result of return of business volume prompted by easing of COVID related restrictions in 2021, as opposed to the severe impact on sales caused by COVID-19 in the same period last year.
We conduct wholesale operations as a supplemental business to our core food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors. These larger purchases generally help the Company to improve our overall bargaining power with suppliers. Net revenue from wholesale operations for the three months ended June 30, 2021 remained relatively stable with a marginal increase of $0.1 million, or 1.5%, as compared to the same period last year.
Sales and Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the Three Months Ended June 30,		Changes
	2021	2020	Amount	%
Sales to independent restaurants
Net revenue	$187,516,460	$98,620,662	$88,895,798	90.1%
Cost of revenue	152,284,008	78,415,142	73,868,866	94.2%
Gross profit	$35,232,452	$20,205,520	$15,026,932	74.4%
Gross Margin	18.8%	20.5%	(1.7)%

Wholesale
Net revenue	$6,029,776	$5,939,434	$90,342	1.5%
Cost of revenue	6,127,924	5,532,170	595,754	10.8%
Gross profit (loss)	$(98,148)	$407,264	$(505,412)	(124.1)%
Gross Margin	(1.6)%	6.9%	(8.5)%

Total sales
Net revenue	$193,546,236	$104,560,096	$88,986,140	85.1%
Cost of revenue	158,411,932	83,947,312	74,464,620	88.7%
Gross profit	$35,134,304	$20,612,784	$14,521,520	70.4%
Gross Margin	18.2%	19.7%	(1.5)%
Cost of revenue was $158.4 million for the three months ended June 30, 2021, an increase of $74.5 million, or 88.7%, from $83.9 million for the three months ended June 30, 2020. The increase in cost of revenue outpaced the increase in net revenue this period due to food cost inflation experienced in 2021 in general as opposed to same period last year.
Gross profit for the three months ended June 30, 2021 was $35.1 million, an increase of $14.5 million, or 70.4%, from $20.6 million for the three months ended June 30, 2020. The increase consisted of a $15.0 million increase in gross profit from sales to independent restaurants, offset by $0.5 million loss from sale of "soon-to-expired" inventories to some wholesale customers. Excluding the single transaction that generated the loss from "soon-to-expire" inventories, normalized wholesale gross margin is 8.1% for the three months ended June 30, 2021.
Gross margin decreased from 19.7% for the three months ended June 30, 2020 to 18.2% (18.5% normalized for the $0.5 million decrease in gross margin from sale of "soon-to-expire" inventories) for the three months ended June 30, 2021, attributable mainly to higher food cost of about 12% experienced in 2021 in general which were not fully passed on to customers. In addition, gross margin mix is also affected by gradual recovery in lower margin sales to the buffet restaurants that were practically non-existent in the same period last year during the peak of the COVID-19 pandemic closures, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin.
Distribution, Selling and Administrative Expenses (DSA Expenses)

DSA Expenses were $29.9 million and $25.1 million for the three months ended June 30, 2021 and 2020, respectively, representing a $4.8 million, or 19.2%, increase despite an increase in sales of 85.1% in the same comparative period. The increase is comprised of 1) $0.5 million (11% of the total increase) from legal cost arising from the legal defense of class action lawsuits and related internal investigations, 2) Salaries and wages increased by $2.3 million (47% of total increase) due to revenue growth, 3) Truck and fuel costs increased by $1.4 million (29% of total increase) again due to revenue growth, and 4) Equipment repairs and rentals in addition to other expenses increased by $0.6 million (13% of total increase) in operational support of sales growth.
Interest Expense
Interest expenses were $0.7 million for the three months ended June 30, 2021, an increase of $0.4 million, or about 118.7%, compared with $0.3 million for the three months ended June 30, 2020. However, interest expense of $0.3 million for the three months ended June 30, 2020 was skewed by a reclassification (reduction) of $0.7 million of unrealized mark-to-market (MTM) derivative loss previously captured under interest expense in prior quarter. Normalized interest expense for the three months ended June 30, 2020 would have been $1.0 million, resulting in an effective $0.3 million decrease for the three months ended June 30, 2021 compared to three months ended June 30, 2020. The effective decrease in interest expense was attributed to lower utilization of the line of credit and decrease in floating interest rate tie to our credit facilities. The Company's floating rate debt decreased by $16.6 million (15.3%) from $108.5 million as of June 30, 2020 to $91.9 million as of June 30, 2021. Correspondingly, the average floating interest rates for the 3 months period ended June 30 also decreased by approximately 0.4% from 2020 to 2021, hence resulting in effective net decrease of about 30%.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.5 million for the three months ended June 30, 2021 and $0.3 million June 30, 2020.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value change of three interest rate swap contracts. See Note 8 to our financial statements for additional information.
Income Tax Provision (Benefit)
Provision for income taxes increased by $2.9 million, or 192.5%, from a tax benefit of $1.5 million for the three months ended June 30, 2020 to a tax provision of $1.4 million for the three months ended June 30, 2021, as a result of the increase in income before income tax provision, comparing with a significant loss in the same period of 2020.
Net Income Attributable to Noncontrolling interests
Net income attributable to noncontrolling interests was derived from three subsidiaries with minority ownership outside the Company and decreased by $0.2 million, or 64.1%, from net loss of $0.3 million for the three months ended June 30, 2020 to a net loss of $0.1 million for the three months ended June 30, 2021. The increase was attributed to overall increase in net income attributable to the noncontrolling from all subsidiaries.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net income attributable to our stockholders was $3.6 million for the three months ended June 30, 2021, and net loss attributable to our stockholders was $4.1 million for the three months ended June 30, 2020.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the Three months ended June 30,		Changes
	2021	2020	Amount	%
Net income (loss)	$3,505,039	$(4,314,190)	$7,819,229	181.2%
Interest expense	709,342	324,319	385,023	118.7%
Income tax provision (benefit)	1,377,098	(1,489,305)	2,866,403	192.5%
Depreciation & Amortization	4,259,434	4,335,932	(76,498)	(1.8)%
EBITDA	9,850,913	(1,143,244)	10,994,157	961.7%
Unrealized change in fair value of interest rate swap contracts	112,256	1,264,254	(1,151,998)	(91.1)%
COVID-19 bad debt reserve (recovery)	—	1,886,781	(1,886,781)	(100.0)%
Non-recurring expenses*	1,957,857	1,405,671	552,186	39.3%
Adjusted EBITDA	$11,921,026	$3,413,462	$8,507,564	249.2%
Percentage of revenue	6.2%	3.3%	2.9%	88.7%
* For the three months ended June 30, 2021, non-recurring expenses comprised $2.0 million for legal fees related to the defense of class action lawsuits and an internal investigation stemming from the lawsuits (see Note 16 to our financial statements for additional information.).
Adjusted EBITDA was $11.9 million for the three months ended June 30, 2021, an increase of $8.5 million, or 249.2%, compared to $3.4 million for the three months ended June 30, 2020 resulting primarily from the $7.8 million (181.2%) increase in net income.
There was no COVID-19 bad debt reserve in the three months ended June 30, 2021.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
The following table sets forth a summary of our consolidated results of operations for the six month periods ended June 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Changes
	2021	2020	Amount	%
Net revenue	$352,928,064	$280,363,432	$72,564,632	25.9%
Cost of revenue	288,364,169	230,775,603	57,588,566	25.0%
Gross profit	64,563,895	49,587,829	14,976,066	30.2%
Distribution, selling and administrative expenses	58,031,254	54,499,161	3,532,093	6.5%
Income (loss) from operations	6,532,641	(4,911,332)	11,443,973	233.0%
Interest income	—	263	(263)	(100.0)%
Interest expenses	(1,451,483)	(2,275,888)	824,405	(36.2)%
Goodwill impairment loss	—	(338,191,407)	338,191,407	(100.0)%
Other income, net	912,749	670,380	242,369	36.2%
Change in fair value of interest rate swap contracts	1,318,636	(1,264,254)	2,582,890	204.3%
Income (loss) before income tax provision	7,312,543	(345,972,238)	353,284,781	102.1%
Provision (benefit) for income taxes	1,984,305	(1,971,516)	3,955,821	200.6%
Net income (loss)	5,328,238	(344,000,722)	349,328,960	101.5%
Less: net income (loss) attributable to non-controlling interests	208,710	(57,877)	266,587	460.6%
Net income (loss) attributable to HF Foods Group Inc.	$5,119,528	$(343,942,845)	$349,062,373	101.5%
Net Revenue

Net revenue was mainly derived from sales to independent restaurants (Chinese/Asian restaurants) and wholesale sales to smaller distributors.
The following table sets forth the breakdown of net revenue:

	For the Six Months Ended June 30,
	2021		2020		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$340,557,245	96.5%	$265,892,978	94.8%	$74,664,267	28.1%
Wholesale	12,370,819	3.5%	14,470,454	5.2%	(2,099,635)	(14.5)%
Total	$352,928,064	100.0%	$280,363,432	100.0%	$72,564,632	25.9%
Net revenue derived from sales to independent restaurants increased by $74.7 million, or 28.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase over the same period last year was primarily a result of return of business volume due to easing COVID-19 restrictions in 2021, as opposed to the severe impact on sales caused by COVID-19 in the same period last year. Net revenue for the six months ended June 30, 2020 included the first two months of business volume derived prior to the outbreak of COVID-19 whereas the remaining months till June 30, 2020 was impacted by the pandemic, however we have seen a gradual and steady recovery in 2021.
We conduct wholesale operations as a supplemental business to our food service distribution to restaurants by purchasing full truckloads of product from suppliers and redistributing to smaller distributors. These larger purchases can improve overall bargaining power with suppliers by increasing total order quantity. Net revenue from wholesale for the six months ended June 30, 2021 decreased by $2.1 million, or 14.5%, as compared to the six months ended June 30, 2020, mainly due to continued impact of COVID-19 and a $1.1 million special purchase in April 2020 that did not repeat in 2021.
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	For the six months ended June 30,		Changes
	2021	2020	Amount	%
Sales to independent restaurants
Net revenue	$340,557,245	$265,892,978	$74,664,267	28.1%
Cost of revenue	276,225,791	217,144,426	59,081,365	27.2%
Gross profit	$64,331,454	$48,748,552	$15,582,902	32.0%
Gross Margin	18.9%	18.3%	0.6%

Wholesale
Net revenue	$12,370,819	$14,470,454	$(2,099,635)	(14.5)%
Cost of revenue	12,138,378	13,631,177	(1,492,799)	(11.0)%
Gross profit	$232,441	$839,277	$(606,836)	(72.3)%
Gross Margin	1.9%	5.8%	(3.9)%

Total sales
Net revenue	$352,928,064	$280,363,432	$72,564,632	25.9%
Cost of revenue	288,364,169	230,775,603	57,588,566	25.0%
Gross profit	$64,563,895	$49,587,829	$14,976,066	30.2%
Gross Margin	18.3%	17.7%	0.6%
Cost of revenue was $288.4 million for the six months ended June 30, 2021, an increase of $57.6 million, or 25.0%, from $230.8 million for the six months ended June 30, 2020. The increase in cost of revenue is a direct result of increase in net revenue for the period. Inflation impact on newer sourced product cost is also reflected in the increase in cost of revenue.

Gross profit for the six months ended June 30, 2021 was $64.6 million, an increase of $15.0 million, or 30.2%, from $49.6 million for the six months ended June 30, 2020. The increase consisted of a $15.6 million increase in gross profit from sales to independent restaurants as direct result of better customer mix with higher margin, and $0.6 million decrease in gross profit from wholesale customers. Normalized for the $0.5 million decrease in gross margin from sale of "soon-to-expire" inventories, wholesale gross margin is 6.6%
Gross margin increased from 17.7% for the six months ended June 30, 2020 to 18.3% (18.5% normalized for the $0.5 million decrease in gross margin from sale of "soon-to-expire" inventories) for the six months ended June 30, 2021, attributable mainly to the Company's continuous effort to improve gross margin as evidenced by the increased weight in "Sales to independent restaurants" with higher margin rate and a drop in lower margin sales to the buffet restaurants still impacted by the outbreak of COVID-19, a segment of our customers on the West Coast region which typically have higher sales volume but at lower margin.
Distribution, Selling and Administrative Expenses (DSA Expenses)
DSA Expenses were and $54.5 million for the six months ended June 30, 2021 and 2020, respectively, representing a $3.5 million, or 6.5%, increase despite an increase in sales of 25.9% in the same comparative period. The increase is primarily due to an additional $3.5 million in non-recurring legal expenses connected to the ongoing internal and SEC investigation.
Interest Expense
Interest expenses were $1.5 million for the six months ended June 30, 2021, a decrease of $0.8 million, or about 36.2%, compared with $2.3 million for the six months ended June 30, 2020. The decrease in interest expense was attributed to lower utilization of the line of credit and decrease in actual interest rate due to the floating rate nature of some of our credit facilities. The Company's floating rate debt decreased $16.6 million (15.3%) from $108.5 million as of June 30, 2020 to $91.9 million as of June 30, 2021. Average floating interest rates for the six months period ended June 30 also decreased by approximately 0.97% from 2020 to 2021, hence further contributing to lower interest expense in this period.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the six months ended June 30, 2020 and nil for the six months ended June 30, 2021. See Note 7 to our financial statements for additional information.
Other Income
Other income consists primarily of non-operating income and rental income. Other income was $0.9 million for the six months ended June 30, 2021 and $0.7 million for the six months ended June 30, 2020.
Change in Fair Value of Interest Rate Swap Contracts
Change in fair value of interest rate swap contracts stemmed from mark to market fair value unrealized gain of $0.6 million in three interest rate swap contracts and $0.7 million realized gain on the termination of JPM IRS contract. See Note 8 to our financial statements for additional information.
Income Tax Provision (Benefit)
Provision for income taxes increased by $4.0 million, or 200.6%, from a tax benefit of $2.0 million for the six months ended June 30, 2020 to a tax provision of $2.0 million for the six months ended June 30, 2021, as a result of the increase in income before income tax provision.
Net Income Attributable to Noncontrolling interests
Net income attributable to non-controlling interests was derived from three subsidiaries with minority ownership outside the Company and increased by $0.3 million, or 460.6%, from net loss of $0.1 million for the six months ended June 30, 2020 to a net income of $0.2 million for the six months ended June 30, 2021. The increase was attributed to increase in net income attributable to noncontrolling interest from Kirnland for the six months ended June 30, 2021.
Net Income (Loss) Attributable to Our Stockholders

As a result of all analysis above, net income attributable to our stockholders was $5.1 million for the six months ended June 30, 2021, versus a net loss attributable to our stockholders of $343.9 million for the six months ended June 30, 2020.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	For the Six Months Ended June 30,		Changes
	2021	2020	Amount	%
Net income (loss)	$5,328,238	$(344,000,722)	$349,328,960	101.5%
Interest expense	1,451,483	2,275,888	(824,405)	(36.2)%
Income tax provision (benefit)	1,984,305	(1,971,516)	3,955,821	200.6%
Depreciation & Amortization	8,557,554	8,710,012	(152,458)	(1.8)%
EBITDA	17,321,580	(334,986,338)	352,307,918	(105.2)%
Goodwill impairment loss	—	338,191,407	(338,191,407)	100.0%
Unrealized Change in fair value of interest rate swap contracts	(601,836)	1,264,254	(1,866,090)	100.0%
Realized gain on termination of interest rate swap contract	(716,800)	—	(716,800)	—%
COVID-19 bad debt reserve (recovery)	(178,250)	1,886,781	(2,065,031)	100.0%
Non-recurring expenses*	4,970,477	1,405,671	3,564,806	253.6%
Adjusted EBITDA	$20,795,171	$7,761,775	$13,033,396	167.9%
Percentage of revenue	5.9%	2.8%	3.1%	112.8%
* For the six months ended June 30, 2021, non-recurring expenses comprised of $5.0 million for legal fees related to the defense of class action lawsuits and an internal investigation stemming from the lawsuits (see Note 16 to our financial statements for additional information.).
Adjusted EBITDA was $20.8 million for the six months ended June 30, 2021, an increase of $13.0 million, or 167.9%, compared to $7.8 million for the six months ended June 30, 2020. Goodwill impairment loss was a one time transaction affecting 2020 but not 2021. Excluding the $338.2 million of goodwill impairment loss, the increase in net income was $11.1 million which was primarily attributed to a 0.61% gross margin improvement, income tax provision increased $4.0 million as result of increased income before tax and an additional $3.5 million add back of non-recurring expenses related to the legal defense of class action lawsuits and an associated internal investigation, while being offset by a $0.6 million million subtraction of change in fair value of interest rate swap contracts and $0.7 million subtraction of realized gain on the termination of interest rate swap contract .
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
As of June 30, 2021, we had cash of approximately $13.4 million and access to approximately $80.9 million in additional funds through our $100 million line of credit, subject to a borrowing base calculation. The strategic cost management actions undertaken following the outbreak of COVID-19 in late March 2020 resulted in an overall increase of the available line of credit over time. We have funded working capital and other capital requirements primarily by cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

Although management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the food service distribution industry, the expected collectability of accounts receivable and the realization of the inventories as of June 30, 2021. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations in the next 12 months. However, there is no assurance that management will be successful in our plan. There are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, government intervention related to COVID-19, competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected acquisition plan, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
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
The following table sets forth cash flow data for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$13,270,460	$32,417,651
Net cash used in investing activities	(5,594,900)	(94,123,153)
Net cash provided by (used in) financing activities	(3,830,621)	55,732,235
Net increase in cash and cash equivalents	$3,844,939	$(5,973,267)
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities was approximately $13.3 million for the six months ended June 30, 2021, a decrease of $19.1 million, or 59.1%, compared to net cash provided by operating activities of $32.4 million for the six months ended June 30, 2020. The decrease was the result of changes in working capital items mainly resulting from significant decreases in accounts receivable which were due to improved cash collection efforts in 2020 along with increased sales in 2021 resulting in higher accounts receivable balance as of June 30, 2021 compared to June 30, 2020. Inventory decreased significantly due to lower inventory purchases in 2020 as a result of the pandemic while inventory increased in 2021 due to increased inventory purchases resulting in higher inventory balances as of June 30, 2021 compared to June 30, 2020. Additionally decrease was due to decreases in other current assets, other long term assets, advance from customers - related party, goodwill impairment loss and loss from derivative instrument which were offset by an increase in net income, depreciation and amortization expense, gain from disposal of equipment, inventory, advances to suppliers – related parties, deferred tax benefit, and accrued expenses.
Investing Activities
Net cash used in investing activities was approximately $5.6 million for the six months ended June 30, 2021, a decrease of $88.5 million, or 94.1%, compared to $94.1 million net cash used in investing activities for the six months ended June 30, 2020. The decrease was primarily due to payment made to acquire B&R Realty Subsidiaries of $94.1 million in prior year. The decrease was offset by cash paid for the purchase of noncontrolling interest of $5.0 million in 2021.
Financing Activities
Net cash used in financing activities was approximately $3.8 million for the six months ended June 30, 2021, a change of $59.6 million, or 106.9%, compared with $55.7 million of net cash provided by financing activities for the six months ended June 30, 2020. The change was caused primarily by a non-recurring $75.6 million term loan proceed in prior year for the B&R Realty Acquisition and $1.5 million increase in repayment of notes payable - related parties. These changes were offset by a $7.5 million decrease in repayment of bank overdraft and $10.1 million increase in proceeds from line of credit.

Commitments and Contractual Obligations
The following table presents the Company’s material contractual obligations as of June 30, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$19,111,822	$—	$19,111,822	$—	$—
Long-term debt	90,946,565	5,804,100	9,334,933	8,101,945	67,705,587
Promissory note payable - related party	5,500,000	—	—	—	5,500,000
Finance lease obligations	1,029,992	336,501	596,995	96,496	—
Operating lease obligations	22,291,554	1,011,964	2,103,662	1,779,573	17,396,355
Total	$138,879,933	$7,152,565	$31,147,412	$9,978,014	$90,601,942

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with U.S. GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the six month period ended June 30, 2021.

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
As of June 30, 2021, our aggregate floating rate debt’s outstanding principal balance was $92.2 million, or 79.6% of total debt, consisting of long-term debt and revolving line of credit (See Notes 9, 10 and 14). Floating rate debt bore interest rate based on the floating 1-month LIBOR plus the bank spreads. The remaining 20.4% of our debt are on fixed rate. A hypothetical 1% fluctuation in the applicable rate would cause the interest expense on our floating rate debt, to change by approximately $0.9 million per year.
Fuel Price Risk
We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and prices in the current quarter increased 36.5% from the comparable period of 2020. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
The Company does not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and improving fleet utilization.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2020, we identified weaknesses and control deficiencies in our internal control over financial reporting. The weaknesses identified include: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experience related to complex transactions; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our disclosure controls and procedures were not effective as of June 30, 2021. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with U.S. GAAP.
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
In order to address and resolve the foregoing material weakness, we have begun to implement measures designed to improve our internal control over financial reporting, including hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements, formalizing our processes to generate documentation sufficient to support customer orders and purchase orders, and implementing controls to obtain documentation evidencing customer agreements to transaction amounts and account balances. System integration on accounting and procurement software between HF and B&R Global were substantially completed in March 2021. Operating on the same system strengthened internal control over financial reporting and IT general control by providing a seamless environment to perform operational and reporting functions.
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
As previously disclosed, an analyst report published in March 2020 suggested certain improprieties in the Company’s operations, many of which later became the subject of allegations in two putative class actions and two derivative actions that were filed on or after March 29, 2020 against the Company, the Company's then current directors, and/or certain of the Company’s then current officers, alleging violation of securities laws or breach of fiduciary duties in connection with claims that the Company failed to disclose in public statements that the Company engaged in certain related party transactions, that insiders and related parties were enriching themselves by misusing shareholder funds, and that the Company masked the true number of free-floating shares (the “Class Actions”). The Company intends to continue to vigorously defend these lawsuits. These cases now are all pending in the U.S. District Court for the Central District of California. A motion to dismiss the amended securities fraud complaint was filed on January 19, 2021, which is pending. The derivative actions are stayed pending the outcome of that motion to dismiss. In response to the analyst report, the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an internal independent investigation with the assistance of counsel (“Special Committee”).

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Committee and the Company are cooperating with the SEC. The SEC and the Special Committee investigations are ongoing. There have been no changes to the status of these proceedings as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

While the Special Committee has reached no final conclusions in conjunction with its investigation, it has made a number of recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties.

The Company has also instituted structural changes including the retirement of the former Co-Chief Executive Officer and Chairman of the Board. The Company now has an independent Chairman of the Board. In addition, the Company recently hired an in-house General Counsel and Chief Compliance Officer, who will report to the Chief Executive Officer and the Chairman of the Board. (See Note 17, Subsequent Events)

Item 1A. Risk Factors.
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

Date: August 9, 2021