Form 10-Q
period 2021-09-30
HF Foods Group Inc.
filed 2021-11-15
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2021, the registrant had 51,913,411 shares of common stock outstanding.

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$15,543,177	$9,580,853
Accounts receivable, net	34,103,832	24,857,322
Accounts receivable - related parties	954,230	1,261,463
Inventories	77,239,478	58,535,040
Advances to suppliers - related parties	—	196,803
Other current assets	2,640,233	4,614,164
TOTAL CURRENT ASSETS	130,480,950	99,045,645
Property and equipment, net	141,740,117	136,869,085
Operating lease right-of-use assets	2,551,286	931,630
Long-term investments	2,443,885	2,377,164
Intangible assets, net	167,629,925	175,797,650
Goodwill	68,511,941	68,511,941
Other long-term assets	1,145,167	694,490
TOTAL ASSETS	$514,503,271	$484,227,605

CURRENT LIABILITIES
Bank overdraft	$19,422,811	$14,839,747
Line of credit	23,020,114	18,279,062
Accounts payable	42,044,350	28,602,570
Accounts payable - related parties	2,499,872	1,572,427
Current portion of long-term debt, net	5,677,453	5,641,259
Current portion of obligations under finance leases	270,160	286,903
Current portion of obligations under operating leases	687,040	308,148
Accrued expenses and other liabilities	3,841,327	6,178,144
Obligations under interest rate swap contracts	341,165	993,516
TOTAL CURRENT LIABILITIES	97,804,292	76,701,776
Long-term debt, net of current portion	83,708,244	88,008,803
Promissory note payable - related party	5,000,000	7,000,000
Obligations under finance leases, non-current	8,448,619	766,885
Obligations under operating leases, non-current	2,010,664	623,482
Deferred tax liabilities	44,199,536	46,325,226
TOTAL LIABILITIES	241,171,355	219,426,172
SHAREHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 51,913,411 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5,191	5,191
Additional paid-in capital	583,928,639	587,579,093
Accumulated deficit	(314,179,103)	(327,150,398)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	269,754,727	260,433,886
Non-controlling interests	3,577,189	4,367,547
TOTAL SHAREHOLDERS’ EQUITY	273,331,916	264,801,433
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$514,503,271	$484,227,605
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenue - third parties	$213,178,708	$137,631,565	$560,630,604	$409,446,496
Net revenue - related parties	2,363,341	2,287,377	7,839,509	10,835,878
TOTAL NET REVENUE	215,542,049	139,918,942	568,470,113	420,282,374

Cost of revenue - third parties	171,431,310	112,535,923	453,990,363	335,202,455
Cost of revenue - related parties	2,198,771	2,220,161	8,003,887	10,329,232
TOTAL COST OF REVENUE	173,630,081	114,756,084	461,994,250	345,531,687

GROSS PROFIT	41,911,968	25,162,858	106,475,863	74,750,687

Distribution, selling and administrative expenses	30,972,019	25,050,419	89,003,273	79,549,580
Goodwill impairment loss	—	—	—	338,191,407
TOTAL OPERATING EXPENSES	30,972,019	25,050,419	89,003,273	417,740,987

INCOME (LOSS) FROM OPERATIONS	10,939,949	112,439	17,472,590	(342,990,300)

Other Income (Expenses)
Interest income	—	133	—	396
Interest expense	(703,845)	(840,851)	(2,155,328)	(3,116,739)
Other income	558,138	270,452	1,470,887	940,832
Change in fair value of interest rate swap contracts	52,314	(20,022)	1,370,950	(1,284,276)
Total Other Income (Expenses), net	(93,393)	(590,288)	686,509	(3,459,787)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	10,846,556	(477,849)	18,159,099	(346,450,087)

PROVISION (BENEFIT) FOR INCOME TAXES	2,637,444	(80,910)	4,621,749	(2,052,426)
NET INCOME (LOSS)	8,209,112	(396,939)	13,537,350	(344,397,661)
Less: net income attributable to non-controlling interests	357,345	226,865	566,055	168,988
NET INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$7,851,767	$(623,804)	$12,971,295	$(344,566,649)

Earnings (loss) per common share - basic and diluted	$0.15	$(0.01)	$0.25	$(6.61)
Weighted average shares - basic	51,913,411	52,145,096	51,913,411	52,145,096
Weighted average shares - diluted	51,932,712	52,145,096	51,919,932	52,145,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2021	51,913,411	$5,191	—	$—	$587,579,093	$(327,150,398)	$260,433,886	$4,367,547	$264,801,433
Net income	—	—	—	—	—	1,522,932	1,522,932	300,267	1,823,199
Distribution to shareholders	—	—	—	—	—	—	—	(73,000)	(73,000)
Balance at March 31, 2021	51,913,411	5,191	—	—	587,579,093	(325,627,466)	261,956,818	4,594,814	266,551,632
Net income (loss)	—	—	—	—	—	3,596,596	3,596,596	(91,557)	3,505,039
Acquisition of non-controlling interest	—	—	—	—	(3,855,887)	—	(3,855,887)	(1,144,113)	(5,000,000)
Distribution to shareholders	—	—	—	—	—	—	—	(77,550)	(77,550)
Balance at June 30, 2021	51,913,411	5,191	—	—	583,723,206	(322,030,870)	261,697,527	3,281,594	264,979,121
Net income	—	—	—	—	—	7,851,767	7,851,767	357,345	8,209,112
Distribution to shareholders	—	—	—	—	—	—	—	(61,750)	(61,750)
Stock-based compensation	—	—	—	—	205,433	—	205,433	—	205,433
Balance at September 30, 2021	51,913,411	$5,191	—	$—	$583,928,639	$(314,179,103)	$269,754,727	$3,577,189	$273,331,916

Balance at January 1, 2020	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$15,823,661	$603,407,945	$4,248,787	$607,656,732
Net income (loss)	—	—	—	—	—	(339,883,942)	(339,883,942)	197,410	(339,686,532)
Distribution to shareholders	—	—	—	—	—	—	—	(125,000)	(125,000)
Balance at March 31, 2020	53,050,211	5,305	(905,115)	(12,038,030)	599,617,009	(324,060,281)	263,524,003	4,321,197	267,845,200
Net loss	—	—	—	—	—	(4,058,903)	(4,058,903)	(255,287)	(4,314,190)
Balance at June 30, 2020	53,050,211	5,305	(905,115)	(12,038,030)	599,617,009	(328,119,184)	259,465,100	4,065,910	263,531,010
Net income (loss)	—	—	—	—	—	(623,804)	(623,804)	226,865	(396,939)
Balance at September 30, 2020	53,050,211	$5,305	(905,115)	$(12,038,030)	$599,617,009	$(328,742,988)	$258,841,296	$4,292,775	$263,134,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$13,537,350	$(344,397,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,624,838	13,479,736
Goodwill impairment loss	—	338,191,407
Gain from disposal of equipment	(33,049)	(24,681)
Allowance for doubtful accounts	(374,431)	2,024,471
Deferred tax benefit	(2,125,690)	(3,172,293)
Income from equity method investment	(66,721)	(65,612)
Unrealized change in fair value of interest rate swap contracts	(652,351)	1,284,276
Stock-based compensation	205,433	—
Changes in operating assets and liabilities:
Accounts receivable	(8,872,079)	23,306,471
Accounts receivable - related parties	307,233	3,319,539
Inventories	(18,704,438)	15,840,459
Advances to suppliers - related parties	196,803	447,287
Other current assets	1,973,931	(294,372)
Security deposit	—	58,880
Other long-term assets	(475,487)	(3,512)
Accounts payable	13,441,780	(6,097,690)
Accounts payable - related parties	927,445	(1,858,101)
Operating lease liability	(415,278)	(291,659)
Accrued expenses and other liabilities	(2,336,817)	2,564,201
Net cash provided by operating activities	10,158,472	44,311,146

Cash flows from investing activities:
Purchase of property and equipment	(1,520,887)	(410,288)
Proceeds from disposal of equipment	76,948	160,659
Payment made for acquisition of B&R Realty	—	(94,004,068)
Payment made for acquisition of non-controlling interest	(5,000,000)	—
Net cash used in investing activities	(6,443,939)	(94,253,697)

Cash flows from financing activities:
Proceeds from bank overdraft	4,583,064	—
Repayment of bank overdraft	—	(9,403,540)
Net proceed (repayment) from (of) line of credit	4,642,652	(16,158,014)
Proceeds from long-term debt	—	75,600,006
Repayment of long-term debt	(4,543,724)	(5,121,353)
Repayment of promissory note payable - related party	(2,000,000)	—
Repayment of obligations under finance leases	(221,901)	(207,520)
Cash distribution to shareholders	(212,300)	(125,000)
Net cash provided by financing activities	2,247,791	44,584,579

Net increase (decrease) in cash	5,962,324	(5,357,972)
Cash at beginning of the period	9,580,853	14,538,286
Cash at end of the period	$15,543,177	$9,180,314
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
On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in the stockholders of HF Holding becoming the majority shareholders of Atlantic, and changed its name to HF Foods Group Inc. On November 4, 2019, the Company consummated a merger transaction, resulting in B&R Global becoming a wholly owned subsidiary of HF Group. On January 17, 2020, B&R Global acquired all the equity membership interests of the subsidiaries under B&R Group Realty Holding, LLC ("BRGR"), which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. See further transaction details below.
Formation of HF Holding
HF Holding was incorporated in the State of North Carolina on October 11, 2017 as a holding company to acquire and consolidate the various pre-merger operating entities under one roof. On January 1, 2018, HF Holding entered into a Share Exchange Agreement (the “Exchange Agreement”) with the controlling shareholders of the 11 entities listed below in exchange for all of HF Holding’s outstanding shares. Upon completion of the share exchanges, these entities became either wholly-owned or majority-owned subsidiaries of HF Holding.
•Han Feng, Inc. (“Han Feng”)
•Truse Trucking, Inc. (“TT”)
•Morning First Delivery, Inc. (“MFD”)
•R&N Holdings, LLC (“R&N Holdings”)
•R&N Lexington, L.L.C. (“R&N Lexington”)
•Kirnsway Manufacturing, Inc. (“Kirnsway”)
•ChineseTG, Inc. (“Chinesetg”)
•New Southern Food Distributors, Inc. (“NSF”)
•B&B Trucking Services, Inc. (“BB”)
•Kirnland Food Distribution, Inc. (“Kirnland”)
•HG Realty, LLC (“HG Realty”)
In accordance with Financial Accounting Standards Board’s (“FASB") Accounting Standards Codification (“ASC”) 805-50-25, the transaction consummated through the Exchange Agreement was accounted for as a transaction among entities under common control since the same shareholders controlled all 11 entities prior to the execution of the Agreement. Furthermore, ASC 805-50-45-5 indicates that the financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.
In accordance with ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests should initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control, then the financial statements of the receiving entity should reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Accordingly, the Company recorded the assets and liabilities transferred from the above entities at their carrying amount.
Reverse Acquisition of HF Holding

On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in HF Holding becoming the surviving entity (the “Atlantic Merger”) and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). The stockholders of HF Holding became the majority shareholders of Atlantic, and the Company changed its name to HF Foods Group Inc. (collectively, these transactions are referred to as the “Atlantic Transactions”).
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
On October 10, 2020, the Company, through its subsidiary HF Group Holding, formed a wholly-owned new real estate lease holding company, 273 Fifth Avenue, L.L.C. ("273 Co").
On May 28, 2021, the Company, through its subsidiary HF Group Holding, purchased the 33.33% non-controlling interest of the stock in Kirnland from the previous minority shareholder.
The following table summarizes all the existing entities under HF Holding after the above-mentioned reorganization, together with the new entities formed or acquired after the Atlantic Transactions:

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
B&R Global was formed in 2014 as a holding company to acquire and consolidate the various related operating entities (listed below) under one roof. Through its subsidiaries, B&R Global supplies foodservice items to approximately 5,000 restaurants across 11 Western states.

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
*On November 4, 2019 and as of September 30, 2021, B&R Global consolidated FUSO, which is considered as a variable interest entity (“VIE”) under U.S. GAAP, due to its pecuniary and contractual interest in this entity.
Acquisition of Real Estate Companies
On January 17, 2020, the Company completed the transactions contemplated by that certain Membership Interest Purchase Agreement dated the same date (the “Purchase Agreement”) by and among its subsidiary B&R Global, BRGR, and nine subsidiary limited liability companies wholly owned by BRGR (the “BRGR Subsidiaries”) (the “Realty Acquisition”). Pursuant to the Purchase Agreement, B&R Global acquired all equity membership interests in the BRGR Subsidiaries, which own 10 warehouse facilities that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana, in exchange for purchase consideration of $101,269,706. Before the acquisition of the BRGR Subsidiaries, the CEO of the Company, Xiao Mou Zhang, managed and owned 8.91% interest in BRGR. Consideration for the

Realty Acquisition was funded by (i) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 10 for additional information), (ii) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note (the “Note”) to BRGR, and (iii) payment of $18.7 million from funds drawn from the Company’s revolving credit facility.
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
The combined entity, resulting from the merger of B&R Global and HF Group, has 13 distribution centers strategically located in 8 states across the Southeast, Pacific and Mountain West regions of the United States and serves over 10,000 restaurants across 22 states with a fleet of over 300 refrigerated vehicles, and a workforce of over 780 employees and subcontractors. The Company is also supported by two call centers in China which provide round-the-clock sales and service support to its customers, who mainly converse in Mandarin or Chinese dialects.
Independent Investigation Update
In March 2020, an analyst report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company, and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). After the second putative stockholder class action was filed, the Class Actions were consolidated.
In response to the allegations in the analyst report, the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an independent investigation with the assistance of counsel (the “Special Committee”).
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
To date, the Special Committee has reached no final conclusions in conjunction with its investigation. The investigation is focused primarily on related party transactions that occurred in periods prior to December 31, 2020 with entities that are/were owned by certain former executives and officers (including family members), of the Company, as well as other matters.
It is possible that future findings of the independent investigation could result in a determination that acts occurred, which might impact the Company’s historical consolidated financial statements and/or associated disclosures. Such impacts could potentially include, but are not limited to, historical misstatement of assets, liabilities, equity and earnings, the evaluation and potential consolidation of variable interest entities into the Company’s consolidated financial statements, the recording of additional compensation expense and related payroll taxes associated with certain of the Company’s former executive officers. Even if these impacts occur, they may or may not have been material. As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, the Special Committee has not made any conclusions about what, if any, conduct occurred and the impact, if any, of that conduct on historical consolidated financial statements.

Please refer to Note 17 – Commitments and Contingencies – for additional information.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2020 and 2019. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
As of September 30, 2021 and December 31, 2020, FUSO is considered to be a VIE. FUSO was established solely to provide exclusive services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIE's activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is a primary beneficiary.
The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows are as follows:

	September 30, 2021	December 31, 2020
Current assets	$84,742	$47,822
Non-current assets	10,885	115,934
Total assets	$95,627	$163,756

Current liabilities	$369,356	$496,234
Non-current liabilities	—	39,475
Total liabilities	$369,356	$535,709

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$681,539	$531,194	$1,882,544	$1,612,999
Net income (loss)	$(78,454)	$16,157	$98,224	$115,602

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$12,646	$32,697	$65,158	$366,899
Net cash provided by (used in) financing activities	(26,547)	(15,359)	(16,692)	(260,971)
Net increase (decrease) in cash and cash equivalents	$(13,901)	$17,338	$48,466	$105,928
Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations.
On May 28, 2021, the Company, through its subsidiary HF Group Holding, purchased the 33.33% noncontrolling interest of the stock in Kirnland for $5,000,000, making Kirnland a wholly owned subsidiary. In accordance with ASC 810-10-45-23, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. Therefore, no gain or loss shall be recognized. As a result of this transaction, noncontrolling interests were reduced by $1,144,113 and the remaining difference of $3,855,887 was charged to additional paid-in capital.
As of September 30, 2021 and December 31, 2020, non-controlling interests consisted of the following:

Name of Entity	Percentage of Non-controlling Interest Ownership	September 30, 2021	December 31, 2020
Kirnland	—%	$—	$1,384,780
HFFI	40.00%	(977)	—
MIN	39.75%	1,268,809	889,596
MS	35.00%	452,677	459,816
OW	32.50%	1,856,680	1,633,355
Total		$3,577,189	$4,367,547
Uses of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include, but are not limited to, allowance for doubtful accounts, inventory reserves, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, long-term investments, impairment of goodwill, the purchase price allocation and fair value of non-controlling interests with respect to business combinations, realization of deferred tax assets, stock-based compensation, and uncertain income tax positions.
Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or shorter to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.
Accounts Receivable, net
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, e.g., bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of September 30, 2021 and December 31, 2020, allowances for doubtful accounts were $349,311 and $909,182, respectively.
Inventories
The Company’s inventories, consisting mainly of food and other food service-related products, are considered as finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash or non-cash consideration received from vendors. The Company adjusts its inventory balances for slow-moving, excess and obsolete inventories to their net realizable value based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired.
The Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350

(“ASC 350”), Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated Useful Lives (Years)
Tradenames	10
Customer relationships	20
Long-term Investments
The Company’s investments in unconsolidated entities consist of an equity investment and an investment without readily determinable fair value.
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
The Company did not record any impairment loss on its long-term investments as of September 30, 2021 and December 31, 2020.
Impairment of Long-lived Assets Other Than Goodwill
The Company assesses its long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets or asset group exceeds their fair value. The Company did not record any impairment loss on its long-lived assets other than goodwill as of September 30, 2021 and December 31, 2020.
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
For the three and nine month periods ended September 30, 2021 and 2020, revenue recognized from performance obligations related to prior periods was insignificant. Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.
The following table summarizes disaggregated revenue from customers by geographic locations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Arizona	$13,241,260	$8,418,352	$36,757,835	$25,344,389
California	80,777,266	43,159,185	205,560,026	145,316,702
Colorado	12,468,369	9,177,067	32,971,787	25,618,734
Florida	24,289,395	17,167,155	66,900,082	47,562,057
Georgia	18,148,570	12,524,287	49,390,449	34,699,175
North Carolina	37,161,307	28,688,103	100,378,085	79,672,578
Utah	16,167,635	13,717,413	43,087,364	39,010,162
Washington	13,288,247	7,067,380	33,424,485	23,058,577
Total	$215,542,049	$139,918,942	$568,470,113	$420,282,374
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $7,103,131 and $5,167,163 for the nine months ended September 30, 2021 and 2020, and $2,703,921 and $1,640,914 for the three months ended September 30, 2021 and 2020, respectively.
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
The Company records uncertain tax positions in accordance with ASC 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not believe that there were any uncertain tax positions at September 30, 2021 and December 31, 2020.
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
Leases
The Company accounts for leases following ASU 2016-02, Leases (Topic 842) ("Topic 842").
As a result of the Realty Acquisition (see Note 6 for additional information), nine leases previously included in the operating lease asset and liabilities balance were eliminated during consolidation. As of September 30, 2021, the balances for operating lease assets were $2,551,286 and liabilities were $2,697,704. As of December 31, 2020, the balances for operating lease assets were $931,630 and liabilities were $931,630 (see Note 11 for additional information).
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
Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and stock based compensation) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 6,687 potential common shares that were excluded from the calculation of diluted EPS for the three month period ended September 30, 2021 because their effect would have been anti-dilutive. There are no anti-dilutive potential common shares for the nine month periods ended September 30, 2021 and 2020, and the three month period ended September 30, 2020.
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
The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, bank overdraft, current portion of long-term debt, current portion of obligations under finance and operating leases, accrued expenses and other liabilities, and obligations under interest rate swap contracts approximate their fair value based on the short-term maturity of these instruments. The carrying value of long-term debt approximates fair value because of the variability of interest costs associated with these instruments and the consistency in market conditions since the loans were entered into.
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
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at September 30, 2021 and December 31, 2020.
For the nine months ended September 30, 2021 and 2020, no supplier accounted for more than 10% of the total cost of revenue. As of September 30, 2021, there were two suppliers that accounted for a combined 33% of total outstanding advance payments. As of December 31, 2020, two suppliers accounted for a combined 40% of total outstanding advance payments, and one supplier accounted for 96% of advance payments to related parties, respectively.
Immaterial Revision to Prior Period Financial Statements
During the three months ended September 30, 2021, the Company identified errors in its accounting for the January 21, 2021 lease described in Note 10 as the 273 Lease Agreement. In its original accounting, the Company concluded that the lease was an operating lease and used an incorrect discount rate to calculate the Right of Use Asset and Obligation under operating lease balances. The Company subsequently changed the discount rate on the lease and classified the lease as a finance lease as the present value of the future cash flows associated with the lease exceeded substantially all of the fair value of the property.
The Company adjusted the balances associated with the lease from Operating Lease Right-of-Use Assets to Property and Equipment and from Obligations Under Operating Leases to Obligations Under Finance Leases. The revision to the March 31, 2021 and June 30, 2021 condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statement of cash flows were as follows:
•The Operating lease right of use asset was reduced by $13,675,884 from $15,993,197 to $2,317,313 as of March 31, 2021 and reduced by $13,582,834 from $16,326,011 to $2,743,177 as of June 30, 2021.
•Property and equipment, net was increased by $7,770,225 from $136,043,983 to $143,814,208 as of March 31, 2021 and increased by $7,698,938 from $134,755,748 to $142,454,686 as of June 30, 2021.

•The impact to total assets was a reduction of $5,905,659 from $500,800,583 to $494,894,924 as of March 31, 2021 and a reduction of $5,883,896 from $507,220,995 to $501,337,099 as of June 30, 2021.
•The impact to the current portion of obligations under finance lease and current portion of obligations under operating lease are insignificant as of March 31, 2021 and June 30, 2021.
•Obligations under finance lease, non-current was an increase of $7,834,773 from $703,648 to $8,538,421 as of March 31, 2021 and an increase of $7,860,634 from $630,774 to $8,491,408 as of June 30, 2021.
•Obligations under operating lease, non-current was a reduction of $13,764,121 from $15,459,667 to $1,695,546 as of March 31, 2021 and a reduction of $13,745,066 from $15,930,735 to $2,185,669 as of June 30, 2021.
•The impact to total liabilities was a reduction of $5,937,684 from $234,248,951 to $228,311,267 as of March 31, 2021 and a reduction of $5,915,347 from $242,241,874 to $236,326,527 as of June 30, 2021.
•The impact to Net cash provided by operating activities and Net cash provided by financing activities is insignificant as of March 31, 2021 and June 30, 2021.
Revisions were also made to the lease footnote in the condensed consolidated financial statements. Operating lease costs for the three months ended March 31, 2021, three months ended June 30, 2021 and six months ended June 30, 2021 were revised to $410,561, $340,551, and $751,112, respectively. The revised weighted average remaining lease term, in months, for operating leases was 48 months and 50 months as of March 31, 2021 and June 30, 2021 respectively. The revised weighted average discount rate for operating leases as of March 31, 2021 and June 30, 2021 was 2.80% and 3.15%, respectively. Finance lease costs for the three months ended March 31, 2021, three months ended June 30, 2021 and six months ended June 30, 2021 were revised to $234,849, $288,599, and $523,448, respectively. Gross Property and equipment under finance lease as of March 31, 2021 and June 30, 2021 was revised to $10,611,480 with accumulated depreciation being revised to $1,966,019 and $2,118,289 as of March 31, 2021 and June 30, 2021, respectively. The weighted average remaining lease term, in months, for finance leases was revised to 295 as of March 31, 2021 and June 30, 2021. The weighted average discount rate for finance leases was revised to 6.18% as of March 31, 2021 and June 30, 2021. Lastly, the revised maturities are as follows:

	Operating Leases
Twelve months ending	As reported March 31, 2021	As revised March 31, 2021	As reported June 30, 2021	As revised June 30, 2021
2022	$999,730	$717,230	$1,011,964	$706,964
2023	985,718	629,468	1,139,353	776,853
2024	856,936	475,686	964,309	576,809
2025	816,708	410,458	987,997	575,497
2026	723,859	292,609	791,576	354,076
Thereafter	17,466,321	—	17,396,355	42,534
Total Lease Payments	21,849,272	2,525,451	22,291,554	3,032,733
Less Imputed Interest	(5,752,558)	(201,194)	(5,750,563)	(267,723)
Total	$16,096,714	$2,324,257	$16,540,991	$2,765,010

	Finance Leases
Twelve months ending	As reported March 31, 2021	As revised March 31, 2021	As reported June 30, 2021	As revised June 30, 2021
2022	$424,308	$805,558	$336,501	$724,001
2023	320,868	739,618	322,569	747,569
2024	288,572	732,322	274,426	724,426
2025	165,248	625,373	96,496	559,996
2026	—	473,929	—	477,405
Thereafter	—	16,307,267	—	16,187,916
Total Lease Payments	1,198,996	19,684,067	1,029,992	19,421,313
Less Imputed Interest	(218,012)	(10,868,310)	(126,570)	(10,657,257)
Total	$980,984	$8,815,757	$903,422	$8,764,056
In addition, the Company also identified an error in the classification of the Goodwill impairment loss recorded during the nine months ended September 30, 2020 of $338,191,407 and adjusted it from the section Other Income (Expenses) to Total Operating Expenses in the condensed consolidated statements of operations.
The Company has assessed the materiality of these errors considering both the qualitative and quantitative factors and determined that as of and for the year ended December 31, 2020, the three-month period ended March 31, 2021, and the six-month period ended June 30, 2021, the adjustments were not material. The Company has decided to correct the prior period presentation to provide comparability to the 2020 financial statements. Corresponding footnotes have been adjusted accordingly. The adjustments had no impacted on the consolidated statements of income and shareholders’ equity for the periods discussed.
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
NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Accounts receivable	$34,453,143	$25,766,504
Less: allowance for doubtful accounts	(349,311)	(909,182)
Accounts receivable, net	$34,103,832	$24,857,322

Movement of allowance for doubtful accounts is as follows:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Beginning balance	$909,182	$623,970
Increase (decrease) in provision for doubtful accounts	(374,433)	2,024,471
Less: write off/ (recovery)	(185,438)	(1,274,520)
Ending balance	$349,311	$1,373,921

NOTE 4 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	Ownership as of September 30, 2021	As of September 30, 2021	As of December 31, 2020
Asahi Food, Inc.	49%	$643,885	$577,164
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800,000	1,800,000
Total		$2,443,885	$2,377,164
The investment in Tamron is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of September 30, 2021 and December 31, 2020 for these investments.
NOTE 5 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Automobiles	$22,976,513	$24,544,094
Building	77,437,589	71,285,127
Building improvements	11,426,172	9,807,234
Furniture and fixtures	195,285	223,996
Land	52,208,061	52,125,900
Machinery and equipment	14,710,723	13,498,211
Subtotal	178,954,343	171,484,562
Less: accumulated depreciation	(37,214,226)	(34,615,477)
Property and equipment, net	$141,740,117	$136,869,085
The Company acquired $102,331,567 of property and equipment resulting from an acquisition of assets from B&R Realty Group on January 17, 2020. See Note 6 for additional information.
Depreciation expense was $4,489,389 and $4,870,523 for the nine months ended September 30, 2021 and 2020, respectively, and $1,476,852 and $1,605,661 for the three months ended September 30, 2021 and 2020, respectively.
NOTE 6 - ACQUISITION OF B&R REALTY SUBSIDIARIES
On January 17, 2020, B&R Global acquired 100% of the equity membership interests of the then subsidiaries of BRGR, which own warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado,

Washington, and Montana. Before the acquisition of BRGR Subsidiaries, the CEO of the Company, Xiao Mou Zhang, managed and owned an 8.91% interest in BRGR. The total purchase price for the acquisition was $101,269,706, based on independent appraisals of the fair market value of the properties.
The Company notes that substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets (land and buildings all used for warehousing and distribution purposes). As such, the acquisition of the BRGR Subsidiaries would be deemed an asset acquisition under ASC 805-10-55, and the total purchase price is allocated on a relative fair value basis to the net assets acquired.
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

NOTE 7 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in HF Group’s carrying amount of goodwill are presented below:

Total
Balance at December 31, 2020	$68,511,941
Impairment loss	—
Balance at September 30, 2021	$68,511,941
The Company booked approximately $406.7 million of goodwill on December 31, 2019, resulting from the completion of the Business Combination with B&R Global, which represents the excess of the purchase price over the fair value of net assets acquired. HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 consideration shares of HF Group Common Stock, valued at $576,699,494 based upon the closing share price of the Company’s common stock at the date of Closing on November 4, 2019. The Company's policy is to test goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price.
Towards the end of first quarter of fiscal year 2020, the Company experienced a significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the escalation of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by approximately $338.2 million. As a result, the company recorded the amount as impairment loss during the first quarter of fiscal year 2020.
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
The Company performed a qualitative goodwill impairment assessment and concluded no further impairment is required as of September 30, 2021.
Acquired Intangible Assets
In connection with the Business Acquisition of B&R Global, HF Group acquired $188,503,000 of intangible assets, representing tradenames and customer relationships, which have an estimated amortization period of approximately 10 years and 20 years, respectively. The components of the intangible assets are as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$29,303,000	$(5,616,408)	$23,686,592	$29,303,000	$(3,418,683)	$25,884,317
Customer relationships	159,200,000	(15,256,667)	143,943,333	159,200,000	(9,286,667)	149,913,333
Total	$188,503,000	$(20,873,075)	$167,629,925	$188,503,000	$(12,705,350)	$175,797,650
The Company performed a qualitative long-lived asset impairment assessment and concluded no further impairment is required as of September 30, 2021.
HF Group’s amortization expense for intangible assets was $2,722,575 and $8,167,725 for the three and nine month periods ended September 30, 2021 and September 30, 2020, respectively. Estimated future amortization expense for intangible assets is presented below:

Twelve months ending September 30,	Amount
2022	$10,890,300
2023	10,890,300
2024	10,890,300
2025	10,890,300
2026	10,890,300
Thereafter	113,178,425
Total	$167,629,925

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated to floating rate debt instruments (as defined in Note 9 Line of Credit, and Note 10 Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Group entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.05 million and $2.63 million, respectively. The EWB IRS contracts were entered into in conjunction with two mortgage term loans of corresponding amount that were priced at USD 1-month LIBOR (London Interbank Offering Rate) plus 2.25% per annum for the entire duration of the term loans. The EWB IRS contracts fixed the two term loans at 4.40% per annum until maturity in September 2029.

On December 19, 2019, HF Group entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.74 million in conjunction with a newly contracted mortgage term loan of corresponding amount. The term loan was contracted at USD 1-month LIBOR plus 2.15% per annum but was fixed at 5.80% per annum resulting from the corresponding BOA IRS contract. The term loan and corresponding BOA IRS contract matures in December 2029.

On June 24, 2020, HF Group entered into a forward starting IRS contract with JP Morgan Chase Bank (the "JPM IRS") for a fixed $80 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. On March 3, 2021, the Company unwound the JPM IRS. The contract was unwound with a view that 1-month LIBOR will continue to remain low in the foreseeable future despite the spike at the long end of the yield curve. The Company recorded a gain of approximately $718,600 in the first quarter of 2021.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations.

As of September 30, 2021 and December 31, 2020, the Company has determined that the fair value of the interest rate swap obligations was $341,165 and $993,516, respectively. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value. The interest rate swaps are classified as Level 3 liabilities and fair value was obtained from the respective counterparties.

NOTE 9 - LINE OF CREDIT
The JPM Credit Agreement provides for a $100 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The revolving credit facility carries a floating interest rate that is pegged to 1-Month LIBOR + 1.375% per annum, and was collateralized by all assets of the Company and was also guaranteed by BRGR and the BRGR Subsidiaries, which BRGR Subsidiaries were subsequently acquired by the Company on January 17, 2020 (See Note 6 for additional information). The JPM Credit Agreement was later superseded by a Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement") as described below.
On January 17, 2020, the Company, its wholly-owned subsidiary, B&R Global, and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers (collectively with the Company, the “Borrowers”), and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement with JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, provides for (i) a $100 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), and (ii) a mortgage-secured term loan of $75.6 million ("Term Loan").
The existing revolving credit facility balance of $41.2 million under the First Amended Credit Agreement, was rolled over to the Revolving Facility on January 17, 2020. On the same day, B&R Global utilized the $75.6 million Term Loan and additional $18.7 million drawdown from the Revolving Facility to fund in part the acquisition of the BRGR Subsidiaries which owned the ten warehouse facilities which B&R Global had been leasing for its operations in California, Arizona, Utah, Colorado, Washington, and Montana. The Second Amended Credit Agreement contained certain financial covenants and as of September 30, 2021, the Company was in compliance with the covenants under the Second Amended Credit Agreement. The outstanding principal balance on the line of credit as of September 30, 2021 was $23.0 million.

NOTE 10 - LONG-TERM DEBT
Long-term debt at September 30, 2021 and December 31, 2020 is as follows:

Bank name	Maturity	Interest rate as of September 30, 2021			As of September 30, 2021	As of December 31, 2020
Bank of America – (a)	October 2021 - December 2029	3.73%	—	5.80%	$5,374,589	$5,905,472
BMO Harris Bank N.A. – (b)	April 2022 - January 2024	5.96%	—	5.99%	153,991	280,164
East West Bank – (c)	August 2027 - September 2029	4.25%	—	4.40%	6,656,129	6,802,271
First Horizon Bank – (d)	October 2027	3.85%			4,622,762	4,773,378
J.P. Morgan Chase – (e)	February 2023 - January 2030	1.96%	—	2.09%	71,759,021	74,687,806
Peoples United Bank – (b)	December 2022 - January 2023	7.44%	—	7.53%	473,967	725,282
Other finance institutions – (b)	July 2022 - March 2024	3.90%	—	6.14%	345,238	475,689
Total debt					89,385,697	93,650,062
Less: current portion					(5,677,453)	(5,641,259)
Long-term debt					$83,708,244	$88,008,803
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants. As of September 30, 2021 and December 31, 2020, the Company was in compliance.
The loans outstanding were guaranteed by the following properties, entities or individuals, or otherwise secured as shown:
(a)Loan balance consists of real estate term loan, equipment term loans, and vehicle term loans. Collateral is provided by one real property owned by RNCH, specific equipment and vehicles owned by HFFI, RNCH, and BB.
(b)Secured by vehicles.
(c)Real estate term loans with East West Bank are collateralized by four real properties owned by R&N Holdings, R&N Lexington, and NSF. The loan to R&N Holdings is guaranteed by four subsidiaries of the Company, Han Feng, TT, MFD, and R&N Lexington. The loan to R&N Lexington is guaranteed by four subsidiaries of the Company, Han Feng, TT, MFD, and R&N Holdings. The NSF loans are guaranteed by the Company. The R&N Holdings and R&N Lexington loans are also guaranteed by one shareholder and spouse. Balloon payments of 2,208,797 and 2,948,495 are due at maturity in 2027 and 2029, respectively.
(d)Guaranteed by Han Feng and the Company. Also secured by a real property owned by HG Realty. Balloon payment for this debt is $3,116,687 at maturity.
(e)Real estate term loan with a principal balance of $70,515,521 as of September 30, 2021 is secured by assets held by nine subsidiaries of the Company, AK, BRR, BSR, FL, GSR, HP, LF, LR and MP.  Equipment term loan with a principal balance of $1,243,500 as of September 30, 2021 is secured by specific vehicles and equipment as defined in loan agreements.
The future maturities of long-term debt as of September 30, 2021 are as follows:

Twelve months ending September 30,	Amount
2022	$5,677,453
2023	4,810,956
2024	4,087,265
2025	4,040,985
2026	4,077,755
Thereafter	66,691,283
Total	$89,385,697

NOTE 11 - LEASES

The Company leases office space, warehouses and vacant land for building development under non-cancelable operating leases, with terms ranging from one to thirty years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment, with various expiration dates through 2050. The Company determines whether an arrangement is or includes an embedded lease at contract inception.
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
Operating Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$648,979	$301,734	$1,120,526	$1,058,611

Weighted Average Remaining Lease Term (Months)
Operating leases	48	32	48	32

Weighted Average Discount Rate
Operating leases	3.11%	4.05%	3.11%	4.05%
Finance Leases
The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance leases cost
Amortization of right-of-use assets	$80,984	$139,687	$242,952	$419,060
Interest on lease liabilities	16,687	21,647	54,030	72,767
Total finance leases cost	$97,671	$161,334	$296,982	$491,827
Supplemental cash flow information related to finance leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating cash flows from finance leases	$16,687	$21,647	$54,030	$72,767
Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Finance Leases
Property and equipment, at cost	$10,421,383	$2,793,731
Accumulated depreciation	(2,030,594)	(1,831,318)
Property and equipment, net	$8,390,789	$962,413

Weighted Average Remaining Lease Term (Months)
Finance leases	294	43

Weighted Average Discount Rate
Finance leases	6.17%	7.56%
Maturities of lease liabilities were as follows:

Twelve months ending September 30,	Operating Leases	Finance Leases
2022	$798,451	$728,921
2023	737,858	750,665
2024	556,952	706,431
2025	575,350	507,354
2026	415,778	480,986
Thereafter	—	16,064,984
Total Lease Payments	3,084,389	19,239,341
Less Imputed Interest	(386,685)	(10,520,562)
Total	$2,697,704	$8,718,779
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
On February 23, 2019, HF Holding executed an agreement to divest all of its ownership interest in AnHeart to Ms. Jianping An, a resident of New York, for the sum of $20,000. The transfer of ownership was completed on May 2, 2019. However, the divestment does not release HF Holding’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock to Ms. An, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart granted to the Company a security interest in all AnHeart assets, together with a covenant that the Company will be assigned the leases, to be exercised if AnHeart defaults on the original lease agreements. Further, Ms. An has tendered an unconditional guaranty of all AnHeart liabilities arising from the leases in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd., a Chinese manufacturer and distributor of herbal medicines.
On February 10, 2021, 273 Co, a newly established Delaware limited liability company and wholly owned subsidiary of the Company, entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC ("Landlord"), pursuant to which it assumed the lease of the premises at 273 Fifth Avenue, New York, New York signed on July 2, 2018 (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the 273 Lease Amendment were negotiated in light of guarantee obligations of the Company’s wholly owned subsidiary, HF Holding as guarantor under the Lease Agreement. 273 Co has agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, 273 Co has undertaken to construct, at its own expense, a building on the premises, at a minimum cost of $2,500,000. The 273 Lease Agreement and the Lease Amendment provide for a term of 30 years, with an option to renew for 10 additional years, at an annual rent starting at $325,000 and escalating annually throughout the term, with the annual rent in the final year of the initial term of $1,047,974. The 273 Lease Amendment granted certain rent abatement to the premises for 2020 and 2021, including a 20% reduction of annual rent in 2021 subject to meeting certain conditions. The Lease Amendment permits subletting of the premises.
The lease agreement related to 275 Fifth Avenue in the name of AnHeart and guaranteed by HF Holding, has a lease term of 15 years with the option to renew for 5 years on the 16th year and the 21st year at 3% annual rent increment. Annual rent started at $462,000 and escalating throughout the term, with annual rent in the final year of the initial term of $760,878. Annual property tax was estimated to be about $81,530. A total of $81,000 rent abatement related to Covid-19 was granted from April 2020 to December 2020.
NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow disclosures and noncash investing and financing activities are as follows:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental disclosure of cash flow data
Cash paid for interest	$2,947,834	$3,220,447
Cash paid for income taxes	$5,680,155	$517,573

Supplemental disclosure of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease liabilities	$2,161,442	$—
Property acquired via a finance lease	$7,627,652	$—
Property and equipment purchases from notes payable	$257,450	$2,528,554
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	$—	$7,000,000

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

(i)The provision for income taxes of the Company for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Current income taxes
Federal	$2,721,816	$465,519	$5,571,759	$865,736
State	735,920	128,825	1,175,680	254,131
Current income taxes	3,457,736	594,344	6,747,439	1,119,867

Deferred income taxes (benefit)
Federal	(662,283)	(411,044)	(1,925,015)	(2,329,726)
State	(158,009)	(264,210)	(200,675)	(842,567)
Deferred income taxes (benefit)	(820,292)	(675,254)	(2,125,690)	(3,172,293)
Total provision (benefit) for income taxes	$2,637,444	$(80,910)	$4,621,749	$(2,052,426)
(ii)Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

	As of September 30, 2021	As of December 31, 2020
Deferred tax assets
Allowance for doubtful accounts	$296,081	$443,151
Inventories	680,411	481,016
Federal net operating loss	128	101,828
State net operating loss	5,203	257,490
Fair value change in interest rate swap contracts	81,628	244,622
Leases	104,503	—
Accrued expenses	265,407	268,813
Total deferred tax assets	1,433,361	1,796,920

Deferred tax liabilities
Property and equipment	(2,314,639)	(2,660,874)
Intangibles assets	(43,318,258)	(45,461,272)
Total deferred tax liabilities	(45,632,897)	(48,122,146)
Net deferred tax liabilities	$(44,199,536)	$(46,325,226)
(iii)Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Federal statutory tax rate	21.0%	21.0%
State statutory tax rate	4.2%	0.1%
Impact of goodwill impairment loss - permanent difference	—%	(20.5)%
U.S. permanent difference	0.1%	—%
Others	0.1%	—%
Effective tax rate	25.5%	0.6%

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
The Company has recently evaluated Mr. Zhang's ownership interest and his relationship with certain entities that were previously classified as related parties in prior financial statements. The Company noted that four entities with ownership ranging from 5.0% to 10%, mainly restaurants, were deemed not to be related parties. The Company noted that neither Mr. Zhang nor his family members manage or participate in daily operations of those entities, and exercise no influence over them. Hence, the Company concluded that those entities do not fall under the definition of related party and were excluded from the classification accordingly.
The Company also determined that its 12% ownership in Tamron (Note 4), accounted for using alternative measurement under ASC 321, did not meet the definition of related party due to the fact that the Company does not participate in Tamron's daily operations and holds no influence over it.
Further, the Company evaluated Mr. Ni's ownership interest and his relationship with certain entities that were previously classified as related parties in prior financial statements. The Company was informed that two entities that were previously owned by Mr. Ni, North Carolina Good Taste Noodle, Inc.(37.67%) and Hanfeng (Fujian) Information Technology Co., Ltd. (100%), were no longer related parties in nature. The Company was informed that (a) Mr. Ni had disposed of all his equity interests in North Carolina Good Taste Noodle, Inc. on January 1, 2020, and Hanfeng (Fujian) Information Technology Co., Ltd. on September 29, 2020, and (b) neither Mr. Ni nor his family members manage or participate in daily operations of those entities and exercise no influence over them after the disposal. Hence, the Company concluded that those entities no longer fall under the definition of a related party and were excluded from the classification accordingly. However, the Company has determined it is appropriate to disclose transactions with these entities until the conclusion of the independent investigation. Total purchases made by the Company from North Carolina Good Taste Noodle, Inc. during the three months ended September 30, 2021 and 2020, were $1.3 million and $1.0 million, respectively, and total purchases were $3.9 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. Accounts payable at September 30, 2021 and December 31, 2020 to North Carolina Good Taste Noodle, Inc. were $0.4 million and $0.6 million, respectively.
The related party transactions as of September 30, 2021 and December 31, 2020 and for the three and nine month periods ended September 30, 2021 and 2020 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three months ended September 30, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(a)	Allstate Trading Company, Inc.	$—	$23,897
(b)	Best Food Services, LLC	2,737,885	1,231,399
(c)	Eastern Fresh NJ, LLC	1,456,623	1,185,398
(d)	Fujian RongFeng Plastic Co., Ltd	807,665	753,997
(e)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	556,238
(f)	Ocean Pacific Seafood Group, Inc.	113,886	150,035
(g)	Revolution Industry, LLC	—	655,789
(h)	UGO USA, Inc.	—	208,333
	Others	161,408	107,359
Total		$5,277,467	$4,872,445
(a)Mr. Ni owns 40% equity interest in this entity.
(b)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(c)Mr. Ni owns a 30% equity interest in this entity.
(d)Mr. Ni owns a 40% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni previously owned 100% equity interest in this entity. Mr Ni disposed of his equity interest on September 29, 2020. Purchases for the three months ended September 30, 2021 were $0.4 million.
(f)Mr. Ni owns a 26% equity interest in this entity.
(g)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of the transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(h)Mr. Ni owns a 30% equity interest in this entity.
Below is a summary of purchases from related parties for the nine months ended September 30, 2021 and 2020, respectively:

Name of Related Party		Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(a)	Allstate Trading Company, Inc.	$—	$308,865
(b)	Best Food Services, LLC	6,225,024	4,204,084
(c)	Eastern Fresh NJ, LLC	4,425,286	3,240,575
(d)	Enson Group, Inc. (formerly "Enson Group, LLC")	127,577	58,515
(e)	First Choice Seafood, Inc.	265,934	355,261
(f)	Fujian RongFeng Plastic Co., Ltd	2,397,794	2,598,952
(g)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	1,581,450
(h)	N&F Logistics, Inc.	2,646	368,529
(i)	Ocean Pacific Seafood Group, Inc.	452,312	383,211
(j)	Revolution Industry, LLC	189,701	1,701,490
(k)	UGO USA, Inc.	212,384	429,073
(l)	Union Foods, LLC	—	1,246,720
	Others	216,192	122,073
Total		$14,514,850	$16,598,798

(a)Mr. Ni owns a 40% equity interest in this entity.
(b)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(c)Mr. Ni owns a 30% equity interest in this entity.
(d)Mr. Ni owns a 25% equity interest in this entity.
(e)Mr. Ni owns a 25% equity interest in this entity indirectly through its parent company.
(f)Mr. Ni owns a 40% equity interest in this entity indirectly through its parent company.
(g)Mr. Ni previously owned a 100% equity interest in this entity. Mr Ni disposed of his equity interest on September 29, 2020. Purchases for the nine months ended September 30, 2021 were $1.1 million.
(h)Mr. Ni owns a 25% equity interest in this entity.
(i)Mr. Ni owns a 26% equity interest in this entity.
(j)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(k)Mr. Ni owns a 30% equity interest in this entity.
(l)Tina Ni, one of Mr. Ni’s family members, owns a 30% equity interest in this entity. Anthony Zhang, one of Mr. Xiao Mou Zhang's family member, owns a 10% of equity interest in this entity.

b. Sales - related parties
Below is a summary of sales to related parties recorded for the three months ended September 30, 2021 and 2020, respectively:

Name of Related Party		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(a)	ABC Food Trading, LLC	$714,819	$371,162
(b)	Asahi Food, Inc.	185,437	144,479
(c)	Best Food Services, LLC	308,516	77,357
(d)	Eagle Food Service, LLC	744,592	1,067,890
(e)	Eastern Fresh NJ, LLC	55,398	134,549
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	29,608
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	17,676	9,097
(h)	First Choice Seafood, Inc.	7,222	—
(i)	Heng Feng Food Services, Inc.	22,723	113,546
(j)	N&F Logistics, Inc.	163,890	293,100
	Others	143,068	46,589
Total		$2,363,341	$2,287,377

(a)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(b)The Company, through its subsidiary MF, owns a 49% equity interest in this entity.
(c)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns a 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns a 30% equity interest in this entity.
(f)Mr. Ni owns a 25% equity interest in this entity.

(g)Mr. Ni owns a 50% equity interest in this entity.
(h)Mr. Ni owns a 25% equity interest in this entity indirectly through its parent company.
(i)Mr. Ni owns a 45% equity interest in this entity.
(j)Mr. Ni owns a 25% equity interest in this entity.

Below is a summary of sales to related parties recorded for the nine months ended September 30, 2021 and 2020, respectively:

Name of Related Party		Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(a)	ABC Food Trading, LLC	$1,935,031	$1,419,460
(b)	Asahi Food, Inc.	526,570	365,669
(c)	Best Food Services, LLC	709,308	258,046
(d)	Eagle Food Service, LLC	2,820,613	3,504,915
(e)	Eastern Fresh NJ, LLC	154,736	1,583,842
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	53,113	302,360
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	572,625	49,313
(h)	First Choice Seafood, Inc.	89,366	1,378,208
(i)	Heng Feng Food Services, Inc.	127,577	640,732
(j)	N&F Logistics, Inc.	531,023	846,342
	Others	319,547	486,991
Total		$7,839,509	$10,835,878

(a)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(b)The Company, through its subsidiary MF, owns a 49% equity interest in this entity.
(c)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns a 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns a 30% equity interest in this entity.
(f)Mr. Ni owns a 25% equity interest in this entity.
(g)Mr. Ni owns a 50% equity interest in this entity.
(h)Mr. Ni owns a 25% equity interest in this entity indirectly through its parent company.
(i)Mr. Ni owns a 45% equity interest in this entity.
(j)Mr. Ni owns a 25% equity interest in this entity.
c. Lease agreements - related parties
The Company leases various facilities to related parties.
R&N Holdings leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. Rental income for the three months ended September 30, 2021 and 2020 was nil and $10,500, respectively, and the nine months ended September 30, 2021 and 2020 was $7,000 and $31,500, respectively.
HG Realty leases a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. Rental income for the three months ended September 30, 2021 and 2020 was $120,000 and $120,000, respectively, and the nine months ended September 30, 2021 and 2020 was $360,000 and $360,000, respectively.
B&R Global leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Before the acquisition of the BRGR Subsidiaries, the CEO of the Company, Xiao Mou Zhang,

managed and owned 8.91% interest in BRGR. Rent incurred to the related parties from January 1, 2020 to January 16, 2020 was $187,750.
In 2020, Kirnland renewed a warehouse lease from Yoan Chang Trading Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, Kirnland executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred to the related party was $77,428 and $40,000 for the three months ended September 30, 2021 and 2020, respectively, and $232,284 and $100,000 for the nine months ended September 30, 2021 and 2020, respectively.
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of September 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of September 30, 2021	As of December 31, 2020
(a)	ABC Food Trading, LLC	$326,093	$18,816
(b)	Asahi Food, Inc.	130,946	68,766
(c)	Best Food Services, LLC	—	1,250
(d)	Eagle Food Service, LLC	250,054	697,538
(e)	Eastern Fresh NJ, LLC	58,500	—
(f)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	82,816	325,596
(g)	Fortune One Foods, Inc.	48,352	36,250
(h)	N&F Logistics, Inc.	56,891	113,247
	Others	578	—
Total		$954,230	$1,261,463

(a)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effectiveNovember 1, 2020.
(b)The Company, through its subsidiary MF, owns a 49% equity interest in this entity.
(c)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to 3 Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns a 26.5% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns a 30% equity interest in this entity.
(f)Mr. Ni owns a 50% equity interest in this entity.
(g)Mr. Ni owns a 17.5% equity interest in this entity indirectly through its parent company.
(h)Mr. Ni owns a 25% equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of September 30, 2021 and December 31, 2020.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of September 30, 2021	As of December 31, 2020
(a)	Best Food Services, LLC	$737,432	$588,920
(b)	Eastern Fresh NJ, LLC	523,734	427,795
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	25,368
(d)	Fujian RongFeng Plastic Co., Ltd	1,183,655	69,429
(e)	Hanfeng Information Technology (Jinhua), Inc.	—	107,258
(f)	Heng Feng Food Services, Inc.	—	116,436
(g)	UGO USA, Inc.	—	211,003
	Others	55,051	26,218
Total		$2,499,872	$1,572,427

(a)Mr. Zhang previously owned a 10.38% equity interest in this entity indirectly through its parent company as of October 31, 2020. Thod equity interest was transferred to 3 Irrevocable Trusts for the benefits of Mr. Zhang's children effective November 1, 2020.
(b)Mr. Ni owns a 30% equity interest in this entity.
(c)Mr. Ni owns a 25% equity interest in this entity.
(d)Mr. Ni owns a 40% equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns a 37% equity interest in this entity.
(f)Mr. Ni owns a 45% equity interest in this entity.
(g)Mr. Ni owns a 30% equity interest in this entity.
c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers.
Below is a summary of advances to related party suppliers recorded as of September 30, 2021 and December 31, 2020, respectively:

Name of Related Party		As of September 30, 2021	As of December 31, 2020
(a)	Ocean Pacific Seafood Group, Inc.	$—	$7,101
(b)	Revolution Industry, LLC	—	189,702
Total		$—	$196,803

(a)Mr. Ni owns a 26% equity interest in this entity.
(b)Raymond Ni, one of Mr. Ni’s family members, owns 100% equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from Revolution at the time of transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
d.Promissory note payable - related party
B&R Global issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR in January 2020 as part of the payment for the acquisition of the BRGR Subsidiaries (Refer to Note 6). The note matures in January 2030 and carries a fixed interest rate of 6% per annum. There is no requirement to make principal repayments until maturity. There is no prepayment penalty should the Company elect to prepay the principal prior to maturity, subject to meeting certain repayment provisions as defined in the JPM Credit Agreement. At September 30, 2021, the outstanding balance was $5.0 million and accrued interest payable was nil. Principal and interest payments made were $500,000 and $84,333 for the three months ended September 30, 2021, and $2,000,000 and $281,825 for the nine months ended September 30, 2021, respectively.

NOTE 15 - STOCK-BASED COMPENSATION
The Company has a stock-based employee compensation plan, known as the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan caters for up to 3,000,000 shares of common stock reserved for issuance of awards to employees, non-employee directors, and consultants. The Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property. The Company began issuing awards under the Plan in July of 2021.
As of September 30, 2021, the Company had 350,439 time-based vesting restricted stock units (“RSUs”) outstanding, 143,277 performance-based restricted stock units (“PSUs”) outstanding, and 2,506,284 shares remaining available for future awards under the Plan.
RSUs granted to employees vest over time based on continued service (vesting over a period between one to three years in equal installments). PSUs granted to employees vest based on (i) the attainment of certain financial metrics, as defined by the Company's compensation committee (“Financial PSUs”) and (ii) total shareholder return of the Company’s common stock (“TSR PSUs”). Both types of PSUs vest over 3 equal installments beginning from April 1, 2022 to April 1, 2024 based on the performance metrics established for each year and also require continued service for vesting.
A summary of RSU and PSU activity for the three-month period ended September 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at June 30, 2021	—	$—
Granted	352,761	5.17
Forfeited	2,322	5.17
Vested	—	—
Unvested RSUs at September 30, 2021	350,439	$5.17

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at June 30, 2021	—	$—
Granted	143,277	3.82
Forfeited	—	—
Vested	—	—
Unvested PSUs at September 30, 2021	143,277	$3.82
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the date preceding grant date. The fair value of the TSR PSUs are determined using the Monte-Carlo simulation model.
The assumptions used to estimate the fair value of the TSR PSUs granted during the three months ended September 30, 2021 and valued under the Monte Carlo simulation model were as follows:

	PSUs awarded July 8, 2021		PSUs awarded September 8, 2021
Risk-free interest rate	0.32%	-	0.34%
Expected dividend yield	—%
Expected term (years)	2.56	-	2.73
Expected volatility (1)	64.26%	-	65.74%
(1) Expected volatility is based on a 50/50 blending of (i) the average historical volatility of a select group of industry peers with a look-back period equal to the expected term, and (ii) the historical volatility of the Company with a look-back period of 1.17 years, the time from the valuation date to the date six months after the completion of the merger with B&R Global, using daily stock prices. The expected volatility of peer companies was 62.42% – 63.45%. The expected volatility of our common stock was 66.10% – 68.03%.
We amortize the fair value of RSUs on a straight-line basis over the requisite service period for each award. For the PSUs, the Company recognizes stock-based compensation expenses on a straight-line basis for each vesting tranche over the longer of the derived, explicit, or implicit service period for the vesting tranche. As of interim and annual reporting periods, the Financial PSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PSUs stock-based compensation expense is not adjusted. The Company recognizes forfeitures as they occur.
Stock-based compensation is included in distribution, selling and administrative expenses in our Condensed Consolidated Statements of Operations. The components of stock-based compensation for the three-month periods ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Stock-based compensation (RSUs) expense	Ocean Pacific Seafood Group, Inc.	$159,078	$—
Stock-based compensation (PSUs) expense	Revolution Industry, LLC	46,355	—
Total stock-based compensation expense		$205,433	$—

Tax Benefit of stock-based compensation expense		$50,282	$—
As of September 30, 2021, there was $2,045,560 of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the Plan. Of the total unrecognized compensation cost, $1,544,447 is related to RSUs with time-based vesting provisions and $501,113 is related to PSUs with performance and market-based vesting provisions.
NOTE 16 - SEGMENT REPORTING
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
On February 23, 2021, former co-CEO Zhou Min Ni resigned and Xiao Mou Zhang assumed the role of sole CEO. As a result, the Company reassessed its performance evaluation process and determined two relevant reporting segments - sales to independent restaurants and wholesale. Frequency, volume and profit margins are uniquely different between the two reporting segments. Segment reporting for the three and nine months ended September 30, 2020 were recast below.

All the Company's revenue was generated from its business operation in the U.S.
The following table presents net sales by segment for the three and nine month periods ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue
Sales to independent restaurants	$207,559,475	$134,167,324	$548,116,720	$400,060,302
Wholesale	7,982,574	5,751,618	20,353,393	20,222,072
Total	$215,542,049	$139,918,942	$568,470,113	$420,282,374

	For the Three Months Ended September 30, 2021
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$207,559,475	$7,982,574	$215,542,049
Cost of revenue	$166,638,813	$6,991,268	$173,630,081
Gross profit	$40,920,662	$991,306	$41,911,968
Depreciation and amortization	$4,879,618	$187,666	$5,067,284
Cash capital expenditures	$825,473	$31,747	$857,220

	For the Three Months Ended September 30, 2020
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$134,167,324	$5,751,618	$139,918,942
Cost of revenue	$109,339,945	$5,416,139	$114,756,084
Gross profit	$24,827,379	$335,479	$25,162,858
Depreciation and amortization	$4,285,909	$183,733	$4,469,642
Cash capital expenditures	$192,089	$8,235	$200,324

	For the Nine Months Ended September 30, 2021
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$548,116,720	$20,353,393	$568,470,113
Cost of revenue	$442,864,604	$19,129,646	$461,994,250
Gross profit	$105,252,116	$1,223,747	$106,475,863
Depreciation and amortization	$13,137,213	$487,625	$13,624,838
Cash capital expenditures	$1,465,877	$55,010	$1,520,887

	For the Nine Months Ended September 30, 2020
	Sales to Independent Restaurants	Wholesale	Total
Revenue	$400,060,302	$20,222,072	$420,282,374
Cost of revenue	$326,484,372	$19,047,315	$345,531,687
Gross profit	$73,575,930	$1,174,757	$74,750,687
Depreciation and amortization	$12,831,153	$648,583	$13,479,736
Cash capital expenditures	$391,216	$19,072	$410,288

The following table presents total assets by reportable segment as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30, 2021	As of December 31, 2020
Total assets:
Sales to independent restaurants	$496,082,096	$456,721,529
Wholesale	18,421,175	27,506,076
Total Assets	$514,503,271	$484,227,605
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
As previously disclosed and also highlighted in Note 1, in March 2020, a short-seller report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). After the second putative stockholder class action was filed, the Class Actions were consolidated. On January 19, 2021, the Company and the director and officer defendants filed a Motion to Dismiss the consolidated Class Actions. On August 25, 2021, the Court granted the Motion to Dismiss with leave to amend the complaint. The Plaintiff elected not to amend his complaint, and the Court entered Judgment in favor of the Company and the director and officer defendants on September 20, 2021. The Court’s decision was not appealed, and the Class Actions are now closed.

The Company was likewise named a nominal defendant and certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on June 15, 2020, in the United States District Court for the Central District of California. The complaint makes similar allegations as the Class Actions and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A second virtually identical shareholder derivative lawsuit was filed on August 21, 2020 in the United States District Court for the District of Delaware. On November 19, 2020, the District Court for the District of Delaware transferred the second-filed derivative lawsuit to the District Court for the Central District of California. The derivative lawsuits were stayed pending the deadline to file a notice of appeal in the Class Actions. The Company intends to vigorously defend the derivative lawsuits. See Note 18-Subsequent Events

In response to the allegations in the March 2020 short-seller report, the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an internal independent investigation with the assistance of counsel (the “Special Committee”).

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Committee and the Company are cooperating with the SEC. The SEC and the Special Committee investigations are ongoing. There have been no changes to the status of these proceedings as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Refer to Independent Investigation Update in Note 1.

While the Special Committee has reached no final conclusions in conjunction with its investigation, it has made a number of recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties.

The Company has also instituted structural changes including the retirement of the former Co-Chief Executive Officer and Chairman of the Board. The Company now has an independent Chairman of the Board. In addition, the Company hired an in-house General Counsel and Chief Compliance Officer who joined the Company on September 8, 2021 and who reports to the Chief Executive Officer and the Chairman of the Board.

NOTE 18 - SUBSEQUENT EVENTS
The Company evaluated subsequent events through November 15, 2021, which is the date the financial statements were available to be issued.
On November 5, 2021, the first of the two derivative shareholder lawsuits described in Note 17, above, was dismissed voluntarily by the plaintiff. On November 12, 2021, the stay of the proceedings in the second shareholder derivative case was lifted by the District Court and the case will move forward with the filing of defendants' response to the complaint. The Company intends to vigorously defend the shareholder derivative lawsuit.

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
•The effects of the COVID-19 or other pandemic;
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
Financial Overview
Our net revenue for the nine months ended September 30, 2021 was $568.5 million, an increase of $148.2 million, or 35.3%, from $420.3 million for the nine months ended September 30, 2020. Net income attributable to stockholders for the nine months ended September 30, 2021 was $13.0 million, a sharp turnaround compared to net loss of $344.6 million attributable to stockholders for the nine months ended September 30, 2020. The net loss in the prior comparative period was mainly due to a significant goodwill impairment of $338.2 million taken in first quarter of 2020 (see Note 7 to our financial statements for additional information) as well as sharp declines in sales prompted by the severe impact of the COVID-19 pandemic. Adjusted EBITDA for the nine months ended September 30, 2021 was $38.2 million, an increase of $24.5 million, or 177.9%, from $13.7 million for the nine months ended September 30, 2020. For additional information on Adjusted EBITDA, see the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Adjusted EBITDA” below.
COVID-19 Impact
The impact of COVID-19 pandemic had an inimical effect on our business, financial condition and operational results in 2020. All states across the country had issued some form of stay-at-home orders, shutdowns, voluntary containment measures, and social distancing. The operations of our restaurant customers were severely disrupted too, due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net sales beginning from the last two weeks of March 2020 through September 2020, negatively impacting our overall financial results in 2020, albeit quarter-on-quarter recovery in sales since third quarter of 2020.

The devastating impact of COVID-19 seen in 2020 has generally subsided, especially since the widespread vaccination effort by most local governments which began in March 2021. The Company's net sales recovered to about 94% of pre-COVID business volume (based on proforma net revenue for the same period in 2019) in the second quarter of 2021 and had surpassed the pre-COVID level to approximately 105% as of the quarter ended September 30, 2021. Based on current sales volumes and adjusted cost structures, the company continues to generate positive operating cash flows on a weekly basis and does not have immediate liquidity concerns, especially if sales volume continues to remain stable or improve further. We remain optimistic on the long-term prospects for our business although we continue to face intermittent government restrictions on our restaurant customers' business operations.
As the market leader in servicing the Asian/Chinese restaurant sector, we believe we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese food service industry and the current environment create opportunities for a company like HF Group, which has the necessary expertise and a deep understanding of our unique customer base. We believe we are differentiated from our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed and will continue to allow us to better serve our customers in these unprecedented conditions.
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
Distribution, Selling and Administrative Expenses (DSA Expenses)
Distribution, selling and administrative expenses consist primarily of salaries, stock-based compensation and benefits for employees and contract laborers, trucking and fuel expenses, utilities, maintenance and repair expenses, insurance expenses, depreciation and amortization expenses, selling and marketing expenses, professional fees and other operating expenses.
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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our consolidated results of operations for the three month periods ended September 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Net revenue	$215,542,049	$139,918,942	$75,623,107	54.0%
Cost of revenue	173,630,081	114,756,084	58,873,997	51.3%
Gross profit	41,911,968	25,162,858	16,749,110	66.6%
Distribution, selling and administrative expenses	30,972,019	25,050,419	5,921,600	23.6%
Income from operations	10,939,949	112,439	10,827,510	9,629.7%
Interest income	—	133	(133)	100.0%
Interest expenses	(703,845)	(840,851)	137,006	16.3%
Other income, net	558,138	270,452	287,686	106.4%
Change in fair value of interest rate swap contracts	52,314	(20,022)	72,336	361.3%
Income (loss) before income tax provision	10,846,556	(477,849)	11,324,405	2,369.9%
Provision (benefit) for income taxes	2,637,444	(80,910)	2,718,354	3,359.7%
Net income (loss)	8,209,112	(396,939)	8,606,051	2,168.1%
Less: net income attributable to non-controlling interests	357,345	226,865	130,480	57.5%
Net income (loss) attributable to HF Foods Group Inc.	$7,851,767	$(623,804)	$8,475,571	1,358.7%
Net Revenue
The bulk of net revenue was derived from sales to independent restaurants being the integral part of our business operations, and marginally supplemented by non-core wholesale operations to other smaller distributors. The revenue split has remained somewhat consistent, regardless of the impact of COVID-19.
The following table sets forth the breakdown of net revenue:

	For the Three Months Ended September 30,
	2021		2020		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$207,559,475	96.3%	$134,167,324	95.9%	$73,392,151	54.7%
Wholesale	7,982,574	3.7%	5,751,618	4.1%	2,230,956	38.8%
Total	$215,542,049	100.0%	$139,918,942	100.0%	$75,623,107	54.0%
Sales to independent restaurants for the three months ended September 30, 2021 increased by approximately 55% compared to same period last year. This was primarily due to the easing of COVID related restrictions in 2021 that resulted in the return of more dine-in business and a return to normalcy in overall foot traffic to restaurants. Wholesale operations as a supplemental business registered a growth of about 39% for the three months ended September 30, 2021 as compared to same period last year. As a result, overall net revenue for the quarter ended September 30, 2021 improved by about $75.6 million or 54% from the comparative period ended September 30, 2020.
Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Sales to independent restaurants
Net revenue	$207,559,475	$134,167,324	$73,392,151	54.7%
Cost of revenue	166,638,813	109,339,945	57,298,868	52.4%
Gross profit	$40,920,662	$24,827,379	$16,093,283	64.8%
Gross Margin	19.7%	18.5%	1.2%	6.5%

Wholesale
Net revenue	$7,982,574	$5,751,618	$2,230,956	38.8%
Cost of revenue	6,991,268	5,416,139	1,575,129	29.1%
Gross profit (loss)	$991,306	$335,479	$655,827	195.5%
Gross Margin	12.4%	5.8%	6.6%	113.8%

Total sales
Net revenue	$215,542,049	$139,918,942	$75,623,107	54.0%
Cost of revenue	173,630,081	114,756,084	58,873,997	51.3%
Gross profit	$41,911,968	$25,162,858	$16,749,110	66.6%
Gross Margin	19.4%	18.0%	1.4%	7.8%
Gross profit for the quarter increased by about $16.8 million, or 66.6%, compared to the same period last year, out-pacing net revenue growth of 54.0%. Overall gross margin improved from 18.0% in the quarter ended September 30, 2020 to 19.4% for the quarter ended September 30, 2021. The 1.4% incremental margin represented an improvement of about 7.8%, comparatively, and was mainly attributable to better management in procurement and sales operations during an inflationary environment experienced across the industry. The continuing inflationary impact on newer sourced product cost was also reflected in the increase in cost of revenue. Gross margin for wholesale customers also increased sharply by 113.8%, further adding to the overall increase in gross margin.
Distribution, Selling and Administrative Expenses (DSA Expenses)
DSA Expenses for the three months ended September 30, 2021 increased by $5.9 million, or 23.6%, significantly below net revenue growth of 54.0% due to better cost control measures and improved operational efficiency. Of the DSA Expenses increase, 69.2% ($4.1 million) came from payroll and related labor costs, as more workers were (and are) needed to deal with the increasing sales demand, and 17.7% ($1.0 million) was in freight/fuel/diesel costs, which collectively made up the bulk (86.9%) of the increase. The additional increase ($0.8 million) was the result of other expenses, in line with increasing sales volume.
Interest Expense
Interest expenses were $0.7 million for the three months ended September 30, 2021, a decrease of $0.1 million, or about 16.3%, compared with $0.8 million for the three months ended September 30, 2020, due to an overall reduction in Revolving Facility utilization and ongoing principal repayments of Long-Term Debt and Promissory Notes.
Income Tax Provision (Benefit)
Provision for income taxes increased by $2.7 million, or 3,359.7%, from a tax benefit of $0.1 million for the three months ended September 30, 2020 to a tax provision of $2.6 million for the three months ended September 30, 2021, as a result of the increase in income before income tax provision, as compared with a significant loss in the same period of 2020.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net income attributable to our stockholders was $7.9 million for the three months ended September 30, 2021, and net loss attributable to our stockholders was $0.6 million for the three months ended September 30, 2020.

EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	Three Months Ended September 30,		Changes
	2021	2020	Amount	%
Net income (loss)	$8,209,112	$(396,939)	$8,606,051	2,168.1%
Interest expense	703,845	840,851	(137,006)	16.3%
Income tax provision (benefit)	2,637,444	(80,910)	2,718,354	3,359.7%
Depreciation & Amortization	4,249,496	4,474,892	(225,396)	5.0%
EBITDA	15,799,897	4,837,894	10,962,003	226.6%
Unrealized change in fair value of interest rate swap contracts	(52,314)	20,022	(72,336)	361.3%
COVID-19 bad debt reserve (recovery)	—	(750,945)	750,945	100.0%
Non-recurring expenses*	1,628,098	1,866,415	(238,317)	12.8%
Adjusted EBITDA	$17,375,681	$5,973,386	$11,402,295	190.9%
Percentage of revenue	8.1%	4.3%	3.8%	88.8%
* For the three months ended September 30, 2021, non-recurring expenses consisted of $1.6 million for legal fees related to the defense of class action lawsuits and SEC investigation stemming from the lawsuits (see Note 17 to our financial statements for additional information.)
Adjusted EBITDA was $17.4 million for the three months ended September 30, 2021, an increase of $11.4 million, or 190.9%, compared to $6.0 million for the three months ended September 30, 2020, resulting primarily from the $8.6 million increase in net income.
There was no COVID-19 bad debt reserve or recovery in the three months ended September 30, 2021.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Changes
	2021	2020	Amount	%
Net revenue	$568,470,113	$420,282,374	$148,187,739	35.3%
Cost of revenue	461,994,250	345,531,687	116,462,563	33.7%
Gross profit	106,475,863	74,750,687	31,725,176	42.4%
Distribution, selling and administrative expenses	89,003,273	79,549,580	9,453,693	11.9%
Goodwill impairment loss	—	338,191,407	(338,191,407)	100.0%
Income (loss) from operations	17,472,590	(342,990,300)	360,462,890	105.1%
Interest income	—	396	(396)	100.0%
Interest expenses	(2,155,328)	(3,116,739)	961,411	30.8%
Other income, net	1,470,887	940,832	530,055	56.3%
Change in fair value of interest rate swap contracts	1,370,950	(1,284,276)	2,655,226	206.7%
Income (loss) before income tax provision	18,159,099	(346,450,087)	364,609,186	105.2%
Provision (benefit) for income taxes	4,621,749	(2,052,426)	6,674,175	325.2%
Net income (loss)	13,537,350	(344,397,661)	357,935,011	103.9%
Less: net income (loss) attributable to non-controlling interests	566,055	168,988	397,067	235.0%
Net income (loss) attributable to HF Foods Group Inc.	$12,971,295	$(344,566,649)	$357,537,944	103.8%
Net Revenue
The bulk of net revenue was derived from sales to independent restaurants being the integral part of our business operations, and marginally supplemented by non-core wholesale operations to other smaller distributors. The revenue split has remained somewhat consistent, regardless of the impact of COVID-19.
The following table sets forth the breakdown of net revenue:

	For the Nine Months Ended September 30,
	2021		2020		Changes
	Amount	%	Amount	%	Amount	%
Net revenue
Sales to independent restaurants	$548,116,720	96.4%	$400,060,302	95.2%	$148,056,418	37.0%
Wholesale	20,353,393	3.6%	20,222,072	4.8%	131,321	0.6%
Total	$568,470,113	100.0%	$420,282,374	100.0%	$148,187,739	35.3%
Sales to independent restaurants for the nine months ended September 30, 2021 increased by approximately 37.0% compared to same period last year. This was primarily due to the easing of COVID related restrictions in 2021 that resulted in the return of more dine-in business and a return to normalcy in overall foot traffic to restaurants. Wholesale operations as a supplemental business, on the other hand, remained constant for the nine months ended September 30, 2021 as compared to same period last year. As a result, overall net revenue for the nine months ended September 30, 2021 improved by about $148.2 million, or 35.3%, from the comparative period ended September 30, 2020.
Gross Profit
The following tables set forth the calculation of gross profit and gross margin for sales to independent restaurants, wholesale and total net revenue:

	Nine Months Ended September 30,
	2021	2020	Amount	%
Sales to independent restaurants
Net revenue	$548,116,720	$400,060,302	$148,056,418	37.0%
Cost of revenue	442,864,604	326,484,372	116,380,232	35.6%
Gross profit	$105,252,116	$73,575,930	$31,676,186	43.1%
Gross Margin	19.2%	18.4%	0.8%	4.3%

Wholesale
Net revenue	$20,353,393	$20,222,072	$131,321	0.6%
Cost of revenue	19,129,646	19,047,315	82,331	0.4%
Gross profit	$1,223,747	$1,174,757	$48,990	4.2%
Gross Margin	6.0%	5.8%	0.2%	3.4%

Total sales
Net revenue	$568,470,113	$420,282,374	$148,187,739	35.3%
Cost of revenue	461,994,250	345,531,687	116,462,563	33.7%
Gross profit	$106,475,863	$74,750,687	$31,725,176	42.4%
Gross Margin	18.7%	17.8%	0.9%	5.1%
Gross profit for the nine months ended September 30, 2021 increased by about $31.7 million, or 42.4%, compared to the same period last year, out-pacing net revenue growth of 35.3%. Overall gross margin improved from 17.8% in the nine months ended September 30, 2020 to 18.7% in the nine months ended September 30, 2021. The 0.9% incremental margin represented an improvement of about 5.1% comparatively, and was mainly attributable to better management in procurement and sales operations during an inflationary environment experienced across the industry. The continuing inflationary impact on newer sourced product cost was also reflected in the increase in cost of revenue. Gross margin for wholesale customers remained constant compared to the same period last year.
Distribution, Selling and Administrative Expenses (DSA Expenses)
DSA Expenses for the nine months ended September 30, 2021 increased by $9.5 million, or 11.9%, significantly below net revenue growth of 35.3% due to better cost control measures and improved operational efficiency. Of the DSA Expenses increase, 43.2.% ($4.1 million) came from payroll and related labor costs, as more workers were (and are) needed to deal with the increasing sales demand and 36.8% ($3.5 million) was in non-recurring legal expenses connected to the ongoing internal and SEC investigation. The additional 20.0% ($1.9 million) was the result of other expenses, in line with the increasing sales volume.
Goodwill Impairment Loss
Goodwill impairment loss for the nine months ended September 30, 2021 decreased by $338.2 million or 100% due to the Company recording an impairment in the first quarter of 2020. There was no impairment indicators identified for the nine months ended September 30, 2021.
Interest Expense
Interest expenses decreased $1.0 million, or about 30.8%, due to lower utilization of the line of credit and a decrease in actual interest due to the floating rate nature of some of our credit facilities. The Company's floating rate debt decreased $6.3 million (5.8%) from $107.2 million as of September 30, 2020 to $100.9 million as of September 30, 2021. Average floating interest rates for the nine month period ended September 30 also decreased by approximately 0.65% from 2020 to 2021, hence further contributing to lower interest expense in this period.
Income Tax Provision (Benefit)

Provision for income taxes increased by $6.7 million, or 325.2%, from a tax benefit of $2.1 million for the nine months ended September 30, 2020 to a tax provision of $4.6 million for the nine months ended September 30, 2021, as a result of the increase in income before income tax provision.
Net Income (Loss) Attributable to Our Stockholders
As a result of all analysis above, net income attributable to our stockholders was $13.0 million for the nine months ended September 30, 2021, versus a net loss attributable to our stockholders of $344.6 million for the nine months ended September 30, 2020. Excluding the goodwill impairment charge in 2020, year over year change in net income increased $19.3 million, or approximately 304% as compared to effective net loss of $6.3 million in 2020. The positive trend is attributed to increased consumer demand for dine-in/take out meals as COVID-19 restrictions eased in 2021, thereby prompting restaurants to replenish products at a more frequent rate.
EBITDA and Adjusted EBITDA
The following table sets forth of the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income (loss), the closest U.S. GAAP measure:

	Nine Months Ended September 30,
	2021	2020	Amount	%
Net income (loss)	$13,537,350	$(344,397,661)	$357,935,011	103.9%
Interest expense	2,155,328	3,116,739	(961,411)	30.8%
Income tax provision (benefit)	4,621,749	(2,052,426)	6,674,175	325.2%
Depreciation & Amortization	12,807,049	13,184,904	(377,855)	2.9%
EBITDA	33,121,476	(330,148,444)	363,269,920	110.0%
Goodwill impairment loss	—	338,191,407	(338,191,407)	100.0%
Unrealized Change in fair value of interest rate swap contracts	(654,150)	1,284,276	(1,938,426)	150.9%
Realized gain on termination of interest rate swap contract	(716,800)	—	(716,800)	100.0%
COVID-19 bad debt reserve (recovery)	(178,250)	1,135,836	(1,314,086)	115.7%
Non-recurring expenses*	6,598,575	3,272,086	3,326,489	101.7%
Adjusted EBITDA	$38,170,851	$13,735,161	$24,435,690	177.9%
Percentage of revenue	6.7%	3.3%	3.4%	105.5%
* For the nine months ended September 30, 2021, non-recurring expenses comprised of $6.6 million for legal fees related to the defense of class action lawsuits and an internal investigation stemming from the lawsuits (see Note 17 to our financial statements for additional information.).
Adjusted EBITDA was $38.2 million for the nine months ended September 30, 2021, an increase of $24.5 million, or 177.9%, compared to $13.7 million for the nine months ended September 30, 2020. The $24.5 million increase in Adjusted EBITDA is directly related to the of net income improvement of $19.7 million, as well as a $6.7 million swing in income tax provision.

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
As of September 30, 2021, we had cash of approximately $15.5 million and access to approximately $77.0 million in additional funds through our $100 million line of credit, subject to a borrowing base calculation. The strategic cost management actions undertaken following the outbreak of COVID-19 in late March 2020 resulted in an overall increase of the available line of credit over time. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Based on current sales volume which had been increasing steadily quarter-on-quarter since third quarter of 2020, management believes that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the food service distribution industry to determine the expected collectability of accounts receivable and the realization of the inventories as of September 30, 2021. Based on the above considerations, management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations in the next 12 months. However, there are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, government intervention in respond to potential resurgence of COVID-19, competitive pricing in the food service distribution industry, and our bank and suppliers being able to provide continued support. The Company has initiated renewal discussions with JPM and intends to renew the revolving credit facility in the next six months. In the event that a renewal cannot be secured with JPM, Company's operations may be limited to a reduced capacity until a replacement credit facility is secured. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may have to resort to reducing or delaying our expected acquisition plans, liquidating assets, obtaining additional debt or equity capital, or refinancing all or a portion of our debt.
The following table sets forth cash flow data for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$10,158,472	$44,311,146
Net cash used in investing activities	(6,443,939)	(94,253,697)
Net cash provided by (used in) financing activities	2,247,791	44,584,579
Net increase in cash and cash equivalents	$5,962,324	$(5,357,972)
Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and adjusted for the effect of working capital changes. Net cash provided by operating activities decreased $34.2 million, or 77.1%, as a result of changes in working capital items due mainly to two factors: (a) Accounts receivable balance as of September 30, 2020 was significantly lower as the business pivoted to lower sales volume on open credit terms and higher sales volume on Cash on Delivery (COD) in response to the heightened risk from the COVID-19 pandemic. In 2021, sales increased as the COVID-19 impact began to subside, resulting in normalization of credit terms given to customers, hence a higher accounts receivable balance as of September 30, 2021 compared to September 30, 2020; (b) Inventory level as of September 30, 2020 was significantly lower due to lower demand in 2020, while inventory level as of September 30, 2021 increased sharply as a direct result of increasing sales volume and the need for more inventory purchases during the period.
Investing Activities
Net cash used in investing activities decreased $87.8 million, or 93.2%, primarily due to a one-off payment of $94.0 million in the prior year for the acquisition of the BRGR Subsidiaries. The decrease was offset by a $5.0 million payment for the purchase of the minority shareholder's interest in Kirnland earlier this year, as well as the purchase of property and equipment for $1.0 million.
Financing Activities
Net cash from financing activities decreased $42.3 million, or 95.0%, caused primarily by a non-recurring $75.6 million term loan obtained in the prior year to finance the acquisition of the BRGR Subsidiaries and a $2.0 million increase in repayment of notes payable - related parties. These changes were offset by a $14.0 million decrease in repayment of bank overdraft and a $20.8 million increase in proceeds from the line of credit.

Commitments and Contractual Obligations
The following table presents the Company’s material contractual obligations as of September 30, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$23,020,114	$—	$23,020,114	$—	$—
Long-term debt	89,385,697	5,677,453	8,898,221	8,118,740	66,691,283
Promissory note payable - related party	5,000,000	—	—	—	5,000,000
Finance lease obligations	19,239,341	728,921	1,457,096	988,340	16,064,984
Operating lease obligations	3,084,389	798,451	1,294,810	991,128	—
Total	$139,729,541	$7,204,825	$34,670,241	$10,098,208	$87,756,267

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with U.S. GAAP. Preparing the Company's consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the nine month period ended September 30, 2021.

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
As of September 30, 2021, our aggregate floating rate debt’s outstanding principal balance was $71.8 million, or 61.2% of total debt, consisting of long-term debt and revolving line of credit (See Notes 9 and 10). Floating rate debt bore interest rate based on the floating 1-month LIBOR plus the bank spreads. The remaining 38.8% of our debt are on a fixed rate. A hypothetical 1% fluctuation in the applicable rate would cause the interest expense on our floating rate debt, to change by approximately $0.7 million per year.
Fuel Price Risk
We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and prices in the current quarter increased 38.4% from the comparable period of 2020. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
The Company does not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and improving fleet utilization.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2020, we identified weaknesses and control deficiencies in our internal control over financial reporting. The weaknesses identified include: (1) The Company has limited in-house accounting personnel with sufficient U.S. GAAP and SEC reporting experience related to complex transactions; and (2) the Company lacks sufficient IT resources to maintain effective IT General Controls, including missing certain entity level controls in IT management, lack of segregation of duties in IT functions, proper review of the operation of application systems, and measures to protect data security and maintain business sustainability. Control deficiencies are related to the lack of proper documentation to evidence the management review of various business processes. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our disclosure controls and procedures were not effective as of September 30, 2021. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position on results of operation and cash flow in conformity with U.S. GAAP.
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

As previously disclosed, in March 2020, a short-seller report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). After the second putative stockholder class action was filed, the Class Actions were consolidated. On January 19, 2021, the Company and the director and officer defendants filed a Motion to Dismiss the consolidated Class Actions. On August 25, 2021, the Court granted the Motion to Dismiss with leave to amend the complaint. The Plaintiff elected not to amend his complaint, and the Court entered Judgment in favor of the Company and the director and officer defendants on September 20, 2021. The Court’s decision was not appealed, and the Class Actions are now closed.

The Company was likewise named a nominal defendant and certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on June 15, 2020, in the United States District Court for the Central District of California. The complaint makes similar allegations as the Class Actions and alleges violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A second virtually identical shareholder derivative lawsuit was filed on August 21, 2020 in the United States District Court for the District of Delaware. On November 19, 2020, the District Court for the District of Delaware transferred the second-filed derivative lawsuit to the District Court for the Central District of California. The derivative lawsuits were stayed pending the deadline to file a notice of appeal in the Class Actions. The Company intends to vigorously defend the derivative lawsuits. See, Part I, Item 1, Note 18 - Subsequent Events.

In response to the allegations in the March 2020 short-seller report, the Company's Board of Directors appointed a Special Committee of Independent Directors to conduct an internal independent investigation with the assistance of counsel (the “Special Committee”).

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Committee and the Company are cooperating with the SEC. The SEC and the Special Committee investigations are ongoing. There have been no changes to the status of these proceedings as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Refer to Independent Investigation Update in Note 1.

While the Special Committee has reached no final conclusions in conjunction with its investigation, it has made a number of recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties.

The Company has also instituted structural changes including the retirement of the former Co-Chief Executive Officer and Chairman of the Board. The Company now has an independent Chairman of the Board. In addition, the Company hired an in-house General Counsel and Chief Compliance Officer, who reports to the Chief Executive Officer and the Chairman of the Board.

Item 1A. Risk Factors.

We are dependent upon the timely delivery of products from our vendors. Prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

The global supply chain, ranging from consumer goods, electronics, and industrial raw materials to food supplies, has been negatively impacted by the ongoing COVID-19 pandemic, shipping bottlenecks, and rapidly rising freight costs. The Company procures the majority of its food supply domestically (approximately 85%) and has not been materially impacted to date. Food production is widely dispersed throughout the U.S. and there are currently no widespread disruptions reported in the domestic food supply chain. However, we depend on producers of food and restaurant supply products to timely deliver these components of our inventory in quantities sufficient to meet customer demand. Any disruptions or delays in our supply chains as a result of labor shortages or inefficiencies in distribution or logistical services could cause delays in the shipment or delivery of our products to our customers. Any prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.
Other than the risk described above, there have been no changes with respect to risk factors as previously disclosed in the Previous Report. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Previous Report, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Previous Report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

Date: November 15, 2021