Form 10-K
period 2021-12-31
HF Foods Group Inc.
filed 2023-01-31
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38180
_________________________________________
HF Foods Group Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	81-2717873 (I.R.S. Employer Identification No.)
6325 South Rainbow Boulevard, Suite 420 Las Vegas, NV (Address of principal executive offices)	89118 (Zip Code)
(888) 905-0988
(Registrant’s telephone number, including area code)
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HFFG	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $266.9 million.
As of January 27, 2023, the registrant had 53,706,392 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE

Resolution of Certain Accounting Matters
As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 (the “Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 (the “Q1 Form 10-Q”), June 30, 2022 (the “Q2 Form 10-Q”) and September 30, 2022 (the "Q3 Form 10-Q" and, together with the Q1 Form 10-Q and Q2 Form 10-Q, the “Periodic Reports”). In preparation of this Form 10-K, the Company determined that it required additional time to complete its analysis of complex technical and accounting issues relating to the previously disclosed independent investigation by the Special Investigation Committee of the Company’s Board of Directors and the previously disclosed concurrent, non-public SEC investigation. The Company delayed the filing of this Form 10-K and its Periodic Reports with the Securities and Exchange Commission in order to complete these reviews.
The Company is now filing this Form 10-K as a result of the completion of the aforementioned reviews.
Financial Information Included in this Form 10-K
This Form 10-K is the first periodic report that the Company has filed since January 31, 2023, when the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s previously-filed consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2019 and December 31, 2020, and the related interim financial statements periods within the years ended December 31, 2019, December 31, 2020, and December 31, 2021 (collectively, the “Non-Reliance Periods) should no longer be relied upon and would need to be restated due to material misstatements in the aggregate of one or more of the following categories in all or certain of these periods: the identification of and accounting for operating and finance leases, the incorrect identification and disclosure of certain related party relationships including the identification of variable interest entities (“VIEs”), the timing of revenue recognition for rental income received from a related party, the accounting for the self-insurance liability for automobile insurance beginning in 2020, classification errors in the financial statements, an error in the calculation of earnings per share, unrecorded executive compensation to the Company's major shareholder and former Chief Executive Officer, and related party disclosures. Accordingly, the Company has restated herein the consolidated financial statements for the Non-Reliance Periods and the related interim financial statement periods. Please refer to Part II, Item 8 Note 1 - Organization, Business Description and Restatement of Previously Issued Consolidated Financial Statements and Note 20 - Quarterly Financial Information (Unaudited) in this Annual Report on Form 10-K for additional information.

Except as specifically set forth herein, the information contained in this Form 10-K is presented as of December 31, 2021 and December 31, 2020 and for each of the three years in the period ended December 31, 2021, and these financial results do not reflect events or results of operations that have occurred subsequent to December 31, 2021. Previously filed Quarterly Reports on Form 10-Q for the prior period financial statements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Part II, Item 8 Note 20 - Quarterly Financial Information (Unaudited) in this Annual Report on Form 10-K for the impact of these adjustments on each of the first three quarters of fiscal 2021.

HF FOODS GROUP INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K for HF Foods Group Inc. (“HF Group,” “HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
•The effects of the COVID-19 pandemic or other pandemics;
•Low margins in the foodservice distribution industry and periods of significant or prolonged inflation;
•Qualified labor shortages;
•Unfavorable macroeconomic conditions in the United States;
•Competition in the foodservice distribution industry particularly the entry of new competitors into the Chinese/Asian restaurant supply market niche;
•Increases in fuel costs;
•Disruption of relationships with vendors and increases in product prices;
•Dependency on the timely delivery of products from vendors, particularly the prolonged diminution of global supply chains;
•Our business has been affected and may in the future be affected by the COVID-19 pandemic and the steps taken by the Chinese government to address the pandemic;
•Disruption of relationships with or loss of customers;
•Changes in consumer eating and dining out habits;
•Related party transactions and possible conflicts of interests;
•Related parties and variable interest entities consolidation;
•Failure to protect our intellectual property rights;
•Our ability to renew or replace our current warehouse leases on favorable terms, or terminations prior to expiration of stated terms;
•Failure to retain our senior management and other key personnel, particularly our CEO, COO, CFO and CCO/General Counsel;
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
•Costs to comply with environmental laws and regulations;
•Litigation;
•Increases in commodity prices;
•U.S. government tariffs on products imported into the United States, particularly from China;
•Severe weather, natural disasters and adverse climate change;
•Unfavorable geopolitical conditions;
•Any cyber security incident, other technology disruption or delay in implementing our information technology systems;
•Current indebtedness affecting our liquidity and ability of future financing;
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

•Our ability to regain compliance with Securities Exchange Act of 1934 reporting requirements;
•The development of an active trading market for our common stock; and
•Other factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 10.

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

PART I.
ITEM 1.    BUSINESS.
Overview
HF Foods Group Inc., operating through its subsidiaries (“HF Group,” the “Company,” “we,” “us,” or “our”), is a leading foodservice distributor to Asian restaurants, primarily Chinese restaurants located throughout the United States. HF Group was formed through a merger between two complementary market leaders, HF Group and B&R Global Holdings, Inc. ("B&R Global") on November 4, 2019.
With 18 distribution centers and a fleet of close to 400 refrigerated vehicles, our distribution network now spans 46 states covering approximately 95% of the contiguous United States. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors, and supported by two outsourced call centers in China, we have become a trusted partner serving approximately 15,000 Asian restaurants in over 46 states, providing sales and service support to customers who mainly converse in Mandarin or Chinese dialects.
We are committed to providing excellent customer service by delivering a distinctive product portfolio built from an indelible partnership with both foreign and domestic suppliers. These relationships ensure that we deliver an outstanding array of products at competitive prices. Our relationships with suppliers and knowledge of the market are the cornerstones of our negotiating power with suppliers and enable us to better manage potential supply chain disruptions and stockouts, gain price concessions and increase delivery schedules.
Corporate History
HF Group was originally incorporated in the State of Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with, one or more businesses or entities.
On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in the shareholders of HF Group Holding Corporation (“HF Holding”) becoming the majority shareholders of Atlantic, and changed its name to HF Foods Group Inc. On November 4, 2019, we consummated a merger transaction, resulting in B&R Global becoming a wholly-owned subsidiary of HF Group.
On January 17, 2020, we acquired 100% equity membership interest in nine subsidiaries under B&R Group Realty Holding, LLC ("BRGR"), which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana.
On December 30, 2021, HF Group acquired substantially all of the assets of leading seafood suppliers Great Wall Seafood Supply, Inc., a Texas corporation, Great Wall Restaurant Supplier, Inc., an Ohio corporation, and First Mart Inc., an Illinois corporation (collectively the "Great Wall Group").
On April 29, 2022, HF Group acquired substantially all of the assets of Sealand Food, Inc., one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
Our Business and Products
As of December 31, 2021, our business featured 16 strategically positioned distribution centers with over one million square feet of warehouse space and a fleet of over 380 vehicles to provide a wide variety of products with a strong focus on Asian specialty food ingredients essential for Asian cooking. Supported by an extensive supplier network, we aim to provide a one-stop service with on-time delivery and high fulfillment rates, at competitive pricing.
We offer over 2,000 different products to our clients, which include virtually all items needed to operate their restaurant business. Product offerings range from meat and poultry, perishable fresh produce, frozen seafood, general commodities and takeout food packaging materials to meet our customers’ demands. The majority of our procurement currently consists of goods purchased domestically and imported good purchased through domestic brokers, such as frozen meat, seafood and fresh vegetables, which are procured through large suppliers or directly from producers.

The following table sets forth our broad range of products and sales percentage by category for the year ended December 31, 2021:

Category	Description	Percentage
Asian Specialty	Products with an Asian flair or flavor, including specialty noodles, rice, dry goods, such as dried mushrooms or dried beans, specialty sauces/seasonings, spring rolls, and canned products, such as preserved vegetables, bamboo shoots and water chestnuts	29%
Meat and Poultry	Beef, pork, chicken and duck	27%
Seafood	Lobster, shrimp, crab, scallops and fish, such as tuna and Alaskan salmon	16%
Fresh Produce	Fresh, seasonal fruits and vegetables, such as celery, Chinese cabbage and winter melon which are widely used in Chinese cuisines	13%
Packaging and Other	Take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups and sushi combo boxes	9%
Commodity	General commodities including oil, flour, salt and sugar	6%
We have an extensive supplier network and established long-term relationships with our major suppliers. Our long-term relationships and vast distribution network enable our increased negotiating power given the large quantities, thereby improving our inventory turnover and accounts payable, and reducing our operating costs. Instead of going to fragmented direct store distributors to source their products, customers are consolidating their vendors into our full service, one-stop-shop for most of their purchasing needs.
This initiative is made possible from order placement to delivery due to our warehouse operations, optimized fleet management, material handling equipment and techniques, and efficient administrative and operating staffs. This is further complemented by our two outsourced sales call centers located in China which take customers' inbound calls during non-office hours in the U.S. (inbound calls in the U.S. are redirected to China) for order taking, customer relationship management and after-sales service, offering customers a warm and friendly human interaction channel who speaks and understands their language and needs.
We have an extensive reach to our customers through localized, high frequency deliveries which allows them to reduce their inventory through higher inventory turnover and just-in-time inventory, and to reduce waste, especially in fresh products. Our temperature-controlled trucks deliver both short and medium distance routes daily to ensure on-time delivery and to achieve high fill rates to our customers.
Our Strategy
We are differentiated from mainstream food distribution companies, such as Sysco Corporation ("Sysco"), US Foods Holding Corp. ("US Foods") and Performance Food Group Company ("PFGC"), through our strong understanding of Asian culture and cooking essentials, distinctive product portfolio and resourceful supply chains. We believe our wide range of Asian centric product offerings is unmatched, as many of the items we offer are unique and specific to the Chinese restaurant industry.
We believe that the following strategic initiatives provide us with a competitive advantage over our direct competitors and have contributed greatly to our success:
•Wide array of Asian specialty products: These are not commonly provided by large distributors serving the mainstream market.
•Deep understanding of Chinese culture: As our customers are primarily Chinese and Asian restaurants, most of our employees can speak Mandarin as well as the native dialects of our customers. This is extremely crucial as many of the restaurants' owners/chefs are migrants who feel less comfortable conversing in English.
•Lower sales and administrative expenses: We outsource our telephone-based sales and customer service to two call centers located in China with Mandarin and Chinese dialect (Fuzhounese) speaking agents to better serve our customers.
•Purchasing power: We capitalize on economies of scale and have strong relationships with both our domestic and foreign suppliers over our direct competitors.
•Warehouse location: We have strategically located distribution centers and cross-docks, supported by our fleet of delivery vehicles with most routes limited to 3 to 5 hours driving time, ensuring on-time delivery and order fill-rate.

•Technology: With our customized inventory management system, we are able to manage our customer relationships and inventory efficiently and reduce operating expenses.
•Customer-specific marketing: Our employees’ bilingual capabilities provide a competitive advantage against other major providers in the industry.

We aim to further expand into new key markets, as well as to strategically consolidate our market leadership position in existing markets through acquisitions. We will also explore potential vertical expansion, both upstream and downstream of the foodservice value chain, including providing value-added items such as semi-prepared food products to help our customers upgrade their service, as well as exploring adjacent markets. We continue to invest in technological advancements to develop state-of-the-art management information and operating systems, to further improve our operational efficiency, accuracy and customer satisfaction, and to cement our foothold as a leading foodservice distributor to Asian restaurants in the U.S.
Features of Chinese Restaurants
Set forth below are the principal characteristics of the Asian/Chinese restaurants we serve.
Primarily Serving Non-Chinese Americans. There are tens of thousands of Chinese restaurants spread throughout the U.S., primarily serving non-Chinese American customers. Although the dishes they serve cater to the preferences of American mainstream customers and are more simply and quickly prepared as compared to traditional full-service Chinese restaurant cuisine, they still require specialized and distinctive Chinese ingredients with traditional Chinese cooking styles.
Operated by Chinese Individual Families. Most Chinese restaurants serviced by HF Group are generally family-owned with very few workers, who are usually immigrants from China or second generation Chinese Americans. These restaurant owners, especially the founders are generally less sophisticated, with limited education and resources and appreciate value-added services from suppliers to help them improve their operational efficiency. The owners and workers in these Chinese restaurants usually speak Mandarin or other regional dialects of the Chinese language. Understanding their culture and language is paramount to facilitating efficient communications and building trust with customers.
Close-Knit Chinese American Community. Second or third generation Chinese Americans living in the U.S. inherit their traditional cultural values, and ethnic languages, and our experience has been that people in these communities prefer to do business with Chinese Americans that speak their language and share their values.
Unique Cooking Style and Ingredients for Chinese Cuisines. Chinese cuisine requires unique cooking techniques such as steaming and stir-frying in a Chinese wok, and requires specialty ingredients and vegetables such as bitter melons, Chinese yams, vine spinach, Chinese cabbage and winter melon. It also requires Chinese and Asian seasonings and spices, including peanut oil, Chinese cooking wine, vinegar, dark soy source, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Chinese cuisine are staple supplies of HF Group that are not widely available from mainstream U.S. suppliers.
Current Industry Landscape and Opportunities
Growing Demand in Asian Cuisines. The demand for Chinese and Asian cuisines continues to grow in the U.S. In addition, according to the Pew Research Center, the Asian population in the U.S. is the fastest growing population group in the country. We believe that these powerful trends will continue and result in expanded opportunities for Asian/Chinese restaurants. As a leading foodservice distributor to Asian/Chinese restaurants in the U.S., these trends represent a significant growth opportunity for HF Group.
Cultural Barriers to Entry. Understanding Chinese cooking culture is important to run a Chinese restaurant and, therefore, most Chinese restaurants are operated by Chinese Americans. It is very difficult for mainstream food distributors to serve these restaurants because of various cultural and language barriers.
Highly Fragmented Market. The Asian foodservice market is currently highly fragmented with many small and unsophisticated direct store distributors, such as small-scale wholesaler redistributors, specialty import brokers, farmers markets, and local produce retailers, operating without the financial support or a sophisticated logistics infrastructure. We believe we are the leading Chinese food distributor in the U.S. with a well-developed logistics infrastructure, strong financial means, and experienced management team that provides the market place with an avenue for consolidated purchasing, high fill rate, and efficient delivery frequency at a competitive price.

Infrastructure Barriers for New Entrants. Each distribution center requires a large amount of invested capital to support the full temperature-controlled logistics and warehouse operations to help customers grow their sales and profit. Consolidated purchasing allows us to pass on cost savings to our customers and provide competitive pricing. We believe our continued investment in technology will lead to long term expense reduction and further administrative efficiency. These competitive advantages result in economies of scale which are unparalleled and unmatched by smaller and fragmented suppliers.
Demand for Value-Added Services. Our customers are Asian/Chinese restaurants, primarily takeout restaurants. These customers are price and quality sensitive with a high demand for great service and mutual trust. Our employees speak their language, understand their culture and build a bond with our customers. Our 24-hour after sale service call domestically and in China eradicates any doubt of a supportive and dependable business partner. Through vendor partnerships, we help our large customers source distinct products from their choice of vendors, either domestically or internationally. These are the value added services that we are able to add to our customers in our one-stop shopping offering.
Continued Consumer Spending on Food Away From Home. Prior to the onset of the COVID-19 pandemic, according to the U.S. Department of Agriculture ("USDA"), the food away from home market grew to surpass spending on the food at home market. The foodservice industry declined sharply when COVID-19 restrictions adversely impacted restaurants' operations and foot traffic. As COVID-19 restrictions eased in 2021 and into 2022, both full service and fast food/take out restaurants have rebounded. We believe the long term trend of increasing food away from home market consumption will resume and continue to be a key driver of demand for Asian/Chinese restaurants.
We believe we have numerous advantages to address the current market imperfections and become a national leader in this unique market. With our economies of scale, we can provide high quality products at competitive prices in an efficient way.
Customer Service
We employ a two-pronged approach for a complete and cohesive support to both existing and prospective customers; namely, the two outsourced call centers located in Fuzhou, China, and the domestic sales team in the U.S. Utilizing these outsourced call centers in China, customers embrace and appreciate our personal customer service conducted in their native Mandarin and other regional dialects such as Fuzhounese and Cantonese.
Full sales support from the beginning of a sales order to post-sales service is offered through these call centers. These services are complemented by our domestic sales teams who make frequent and periodic on-site visits to customers’ restaurants. With cultural understanding coupled with a distinct and diverse cultural bonding, the entire sales team is adept at forging better customer rapport and retention with better ability to understand customers’ needs and operations as compared to the mainstream foodservice distributors attempting to serve this channel. Utilizing our customized information system to share valuable and pertinent information with our customers is imperative to help them grow their business. This information includes, but is not limited to, purchasing history, order tracking, item availability, items on promotion, and best-selling or trending items.
We formulate strategies and implement action plans to ensure cohesive sales and marketing efforts to our existing and prospective customers. The domestic sales team works closely with the sales staff in China to ensure our cohesive strategies are implemented effectively and our action plans are carried out swiftly. Distribution centers are decentralized and empowered to cater to local and regional customers’ needs by customizing their specific product portfolio. Where customer care and satisfaction are concerned, we offer a refund policy without penalty, which many of our small competitors in the market segment and the direct store distributors are unable to provide. Our 100% satisfaction guarantee permits our customers to reject part of the order or the entire order within 24 hours of receipt without any penalty. This refund policy further cements the trust and loyalty of our customers toward our brand and company.
Suppliers
We consolidate procurement on bulk and frequently sold items. Our distribution centers send their inventory procurement requests to regional buyers who are responsible for consolidation and fulfillment in the most cost-effective way. The consolidated procurement process allows HF Group to establish a meaningful vendor relationship under one brand.
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

The key procurement team members closely monitor the supply market for seasonal products, such as vegetables, and makes procurement adjustments according to market conditions. In addition, they use a dual-sourcing method for their suppliers and can negotiate lower prices for comparable products.
Each distribution center reviews the inventory level in the information system daily and submits purchase requests as needed to the procurement team at headquarters and regional offices. The procurement teams at headquarters and our regional offices can alter or adjust purchasing decisions based on an analysis of the inventory data in the system. Upon receipt of ordered products, the delivery schedule is determined based on the needs of each location. The lead-time for products is dependent on the product category and need. For perishable goods, products are usually delivered by suppliers within 72 hours of placing the order. Products that are ordered through import brokers have lead times of up to seven days.
None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2021 and December 31, 2020.
Trademarks
Except for the trademarks for HF black and white/color logos, Rong, Rong GREEN LEAF, Great Wall logos, <333>, SEA333, and SEA888, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.
Employees
As of December 31, 2021, we had a workforce of over 900 personnel, which includes approximately 650 employees and approximately 250 workers engaged through agency placements. Over 99% are full-time associates and over 10% of our employees have worked for us for ten or more years. Our workforce is not unionized and we are not aware of any plans for them to unionize. We have never experienced a strike or significant work stoppage.
Government Regulation
Legal compliance is important to our operations. We are required to comply, and it is our policy to comply, with all applicable laws in the numerous jurisdictions in which we do business.
As a marketer and distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (the "FDA"). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.
The recently published and pending rules under the Food Safety Modernization Act ("FSMA") will significantly expand food safety requirements, including those of HF Group. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA also imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

HF Group and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals which may be present in products that we distribute.
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
Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; proper handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and above ground storage tanks for diesel fuel and other petroleum products. For the year ended December 31, 2021, the costs of managing our compliance with environmental laws and regulations was nominal.
The U.S. Foreign Corrupt Practices Act ("FCPA") prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented appropriate policy and will continue to maintain a robust anti-corruption compliance program applicable to our operations.
For the purchase of items produced, harvested or manufactured outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products. Certain activities, including working with customs brokers and freight forwarders, are subject to applicable regulation by U.S. Customs and Border Protection, which is a part of the Department of Homeland Security.
Website and Availability of Information
Our corporate website is located at hffoodsgroup.com. We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our corporate website for free via the “Investor Relations” section at hffoodsgroup.com/investor-relations/. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into and is not part of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.
The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position and/or future financial performance. The risks set forth in this Section 1A are presented as of December 31, 2021 and the periods the ended.
Risk Factors Relating to Our Business and Industry
Global health developments and economic uncertainty resulting from the COVID-19 pandemic and governmental action related thereto have adversely affected, and are expected to continue to adversely affect, our business, financial condition and results of operations.
In 2020 and through early 2021, we saw the impact of COVID-19 in our operations, including significant decreases in sales. The impact of COVID-19 may continue to have an adverse impact on numerous aspects of our business, financial condition and results of operations including, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, and the global economy and financial markets generally. We cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks. The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by us.

Our industry is characterized by low margins, and periods of significant or prolonged inflation affect our product and operational costs, which may negatively impact our profitability.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. Periods of significant product cost inflation may adversely affect our results of operations if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner. In addition, periods of rapidly increasing inflation may adversely affect our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.

A shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly and adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively serve our customers and achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations.

Unfavorable macroeconomic conditions in the U.S. may adversely affect our business, financial condition and results of operations.
Our operating results are substantially affected by the operating and economic conditions in the regions in which we operate. Economic conditions can affect us in the following ways:
•A reduction in discretionary spending by consumers could adversely impact sales of Chinese/Asian restaurants, and their purchases from us. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, inflation, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending.
•Food cost and fuel cost inflation experienced by consumers can lead to reductions in the frequency of and the amount spent by consumers for food away from home purchases, which could negatively impact our business by reducing demand for our products.

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
In addition, our existing operations are solely in the United States. The geographic concentration of our operations creates an exposure to economic conditions in the United States and any financial downturn in the United States could materially adversely affect our financial condition and results of operations.
Competition may increase intensively in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.
The foodservice distribution industry in the United States is fragmented and highly competitive, with local, regional, multi-regional distributors, and specialty competitors. However, we believe that the market participants serving Chinese restaurants are highly fragmented. Currently, we face competition from smaller and/or dispersed competitors focusing on the niche market serving Chinese/Asian restaurants, especially Chinese takeout restaurants. However, with the growing demand for Chinese cuisines, others are operating, or may begin operating in this niche market in the future. Those potential competitors include: (i) national and regional foodservice distributors, (ii) local wholesalers and brokers, (iii) food retailers, and (iv) farmers’ markets. The national and regional distributors are experienced in operating multiple distribution locations and expanding management, and they have greater marketing and financial resources than we do. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. Conversely, the local wholesalers and brokers are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.
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
Volatile fuel prices have a direct impact on the industry served by us. We require significant quantities of fuel for delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to the customers. There is no guarantee that we will be able to pass along a portion of increased fuel costs to our customers in the future. The conflict in Ukraine led to a significant increase in fuel prices. If fuel costs remain elevated or increase further in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our results of operations.
Disruption of relationships with vendors could negatively affect our business. Suppliers may increase product prices, which could increase our product costs.
We purchase our food items and related products primarily from third-party suppliers. Although our purchasing volume can provide benefits when dealing with suppliers, suppliers may not provide the products and supplies needed by us in the quantities and at the prices requested. The cancellation of our supply arrangement with any of our suppliers or the disruption, delay and/or inability to supply the requested products by our suppliers could adversely affect our sales. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.
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
The purchase prices of our products vary from time to time, which is subject to market conditions and negotiation with our suppliers. The prices of some of our products, especially seasonal products, such as vegetables and fruits, have significant fluctuation. We may not always be able to mitigate the impact of these price fluctuations, and our performance results could be adversely affected by such fluctuations.
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
The global supply chain, ranging from consumer goods, electronics, and industrial raw materials to food supplies, has been negatively impacted by the ongoing COVID-19 pandemic, shipping bottlenecks, and rapidly rising freight costs. We procure the majority of our food supply domestically, which includes certain imported products we purchase from domestic brokers, and have not been materially impacted to date. Food production is widely dispersed throughout the U.S. and there are currently no widespread disruptions reported in the domestic food supply chain. However, we depend on producers of food and restaurant supply products to timely deliver these components of our inventory in quantities sufficient to meet customer demand. Any disruptions or delays in our supply chains as a result of labor shortages, commodity shortages, or inefficiencies in distribution or logistical services could cause delays in the shipment or delivery of our products to our customers. Any prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

Our business has been affected and may in the future be affected by steps taken by the Chinese government to address the COVID-19 pandemic.

We purchase a portion of our inventory directly or indirectly from Chinese suppliers. In addition, our two outsourced call centers are located in China. Beginning with the outbreak of the COVID-19 pandemic in 2020, quarantines, travel restrictions, and the closure of stores and business facilities have been imposed in China as part of the government’s “zero-COVID” policy to limit the impact of the pandemic, and these measures were not relaxed until the beginning of 2023.
As a result of the COVID-19 pandemic and the Chinese government’s responses to the pandemic, certain of our suppliers’ and service providers' operations in China were temporarily disrupted. If the government in China reinstitutes policies that have been relaxed, or institutes new restrictive policies, we may not be able to procure certain inventory items from our suppliers, we may experience further supply chain bottlenecks and price increases, or we could have temporary disruptions in the function of our call centers, any of which could adversely impact our business.

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
We may fail to increase or maintain the highest margin portions of our business, including sales to restaurant customers.
Our most profitable customers are independent restaurants. Our ability to continue to gain market share of independent restaurant customers is critical to achieving increased operating profits. Changes in the buying practices of independent restaurant customers, including their ability to require us to sell to them at discounted rates, or decreases in our sales to this type of customer could have a material negative impact on our profitability.

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
We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We purchase goods and services from related parties of our management team and sell products to related parties of our management team. These related-party transactions create the possibility of conflicts of interest with regard to our management, including that:
•we may enter into contracts between us, on the one hand, and related parties, on the other, that are not as a result of arm’s-length transactions;
•our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties;
•our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.; and
•such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our Special Transactions Review Committee regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have an adverse effect on our business, financial condition and results of operations.
For more information on our related party transactions, see Note 15 - Related Party Transactions in our consolidated financial statements in our Annual Report on Form 10-K.
We may in the future be required to consolidate the assets, liabilities, and results of operations of certain existing and future related party entities, which could have an adverse impact on our results of operations, financial position, and gross margin.
The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future related party entities. To ascertain whether we are required to consolidate an entity, we are required to determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include evaluating the decision-making authority and management of the day-to-day operations of the related party entity and the obligation to absorb losses or right to receive benefits from the related party in relation to others. Changes in the financial accounting guidance, or changes in circumstances at each of these related party entities, could lead us to determine that we have to consolidate the assets, liabilities, and results of operations of such related party entities. We have determined to consolidate certain related parties as VIEs, see Note 3 - Variable Interest Entities in our consolidated financial statements in our Annual Report on Form 10-K for additional information. The consolidation of other related parties as VIEs could significantly increase our indebtedness and may have a material adverse impact on our results of operations, financial position, and gross margin. In addition, we may enter into future affiliations with related parties or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our “HF” logo trademarks and our trade names including “Han Feng,” "Rong Cheng" and "Great Wall," are valuable assets that reinforce our customers’ favorable perception of our products. Our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could cause customer confusion or negatively affect customers’ perception of our brand and products, and eventually adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.
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
Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and our reputation with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.
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

Our product liability insurance plans may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by such suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.
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
Our operations carry an exposure to litigation risk from consumers, customers, our labor force, shareholders and others, and may be a party to individual personal injury, product liability and/or other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our businesses, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition, results of operations and cash flows.
Increased commodity prices and availability may impact profitability.
Many of our products include ingredients such as wheat, corn, oils, sugar, and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. We may not be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to mitigate potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may affect our gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.
The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., including products imported from China, which may have an adverse impact on our future operating results.
We sell our products based on the cost of such products plus a percent markup. The U.S. government is currently imposing and proposing increased tariffs on certain products imported into the U.S., including products imported from China. Some of our imported products and imported products purchased from domestic brokers may be subject to these increased tariffs and accordingly, our purchase costs will be increased. We may determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to take such action, our customers may reduce their orders from us, which could negatively affect our profitability and operating results.
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
Our business may be affected by the impacts of unfavorable geopolitical events or other market disruptions on consumer confidence and spending patterns.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. The Russian invasion of Ukraine in February 2022 and the financial and economic sanctions and other measures imposed by the European Union, the United States, and other countries and organizations in response thereto is creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact on the global market remains uncertain. We are monitoring the conflict, but do not, and cannot, know if this situation will result in broader economic and security concerns or in material implications for our business. These events could have a material adverse effect on our customers, our business partners and our third-party suppliers.
We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.
We use technology in our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to make purchases, to manage warehouses and to monitor and manage our business on a day-to-day basis. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners.

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
A significant breach of our cybersecurity infrastructure may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our technology systems or are in cloud-based software services. Breaches have occurred, may occur again, in our systems and in the systems of our suppliers and third-party administrators. Any such breach could result in operational impairments, significant harm to our reputation and financial losses.
A significant breach could affect our data framework or cause a failure to protect the personal information of our customers, suppliers or employees, or sensitive and confidential information regarding our business and could give rise to legal liability and regulatory action under data protection and privacy laws. Any such breach of our or our suppliers’ cybersecurity infrastructure could have a material adverse effect on our business, results of operations and financial condition.
Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technology, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Information technology systems continue to evolve and, in order to remain competitive, we need to implement new technologies in a timely and efficient manner. Investments will continue to be made in attracting, retaining, and training our human capital to remain current on the ever-changing industry best practices related to information security. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.
Our current indebtedness may adversely affect our liquidity position and ability of future financing.
As of December 31, 2021, we utilized $55.3 million of the $100 million asset-secured revolving credit facility and $87.4 million of long-term mortgage and equipment loans, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, or react to changes in business and repay other debts. These bank loans contain covenants that restrict our ability to incur additional debt and operate our business. We may not be able to generate a sufficient amount of cash needed to pay interest and principal on our debt facilities or refinance all or a portion of our indebtedness, due to a number of factors, including significant change of economic conditions, market competition, weather conditions, natural disaster, and failure to execute our business plan.

An increase in interest rates could adversely affect our cash flow and financial condition.
We are subject to market risks relating to changes in the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the use of LIBOR by the end of 2021. In the U.S., the Alternative Reference Rates Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as LIBOR's replacement. LIBOR and SOFR have significant differences, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Our LIBOR-based borrowings were converted to SOFR. The differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs than if LIBOR remained available, which may have an adverse effect our business, financial condition and results of operations. Furthermore, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist in the future, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. Alternative benchmark rates may replace LIBOR and could affect our debt securities, debt payments, and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates. Any other new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. If LIBOR ceases to exist, the interest rates on our variable-rate debts will be based on base rates or an alternative benchmark rate, which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.
Impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets could adversely affect our financial condition and results of operation.
We review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill and indefinite-lived intangible assets may include external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, towards the end of first quarter of fiscal year 2020, we experienced significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. We determined that the B&R Global reporting unit was very sensitive to these declines and that it was more likely than not that an impairment may exist. We performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, we concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by approximately $338.2 million. As a result, we recorded the amount as impairment loss during the first quarter of fiscal year 2020. Due to structural changes at the Company during 2021, there is only one reporting unit as of December 31, 2021. No impairment charge was recorded during fiscal year 2021.
Impairment analysis requires significant judgment by management and the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets are sensitive to changes in key assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally, all of which were unfavorably impacted by the COVID-19 pandemic. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on our goodwill impairment assessment and related impairment charge, see Note 8 - Goodwill and Acquired Intangible Assets in our consolidated financial statements of this Annual Report on Form 10-K.

Risk Factors Relating to our Acquisition Strategy
Our continued growth depends on future acquisitions of other distributors or wholesalers and enlarging our customer base. The failure to achieve these goals could negatively impact our results of operations and financial condition.
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
We are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will determine the purchase price and other terms and conditions of acquisitions. Our shareholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.
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
A core component of our business plan is to acquire businesses and assets in the food distribution industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate our acquired businesses without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:
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
Although our common stock is listed on the Nasdaq Capital Market ("NASDAQ") under the symbol “HFFG”, an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:
•the likelihood that an active trading market for shares of our common stock will be sustained;
•the liquidity of any such market;
•the ability of our shareholders to sell their shares of common stock; or
•the price that our shareholders may obtain for their common stock.
In addition, our common stock has historically experienced price and volume volatility. The market price and volume of our common stock may continue to experience fluctuations not only due to volatile stock market conditions but also due to government regulatory action, tax laws update, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:
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
•sales of our equity securities by shareholders or management or sales of additional equity securities by us;
•actions by shareholders;
•actions by the SEC or NASDAQ relating to investigations; and
•passage of legislation or other regulatory developments that adversely affect us or our industry.
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
We have built up and will continue to expand our corporate management team from all areas of expertise. Lack of in-house talent could also have an adverse impact on both the effectiveness of our operations and the full compliance with all applicable laws and regulations. In addition, recruiting talent for our management team may increase operational costs substantially and may require longer hiring periods than ordinary employees.

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls, and weaken investor confidence in our financial reporting.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2021, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2021, and (3) our disclosure controls and procedures were not effective as of December 31, 2021. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.
We have taken and will continue to take appropriate actions to remediate such material weakness and inadequate disclosure controls and procedures; however, such continuous measures are still work-in-progress and may not be sufficient to address the material weaknesses identified or ensure that our disclosure controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal controls over financing reporting. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.
We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause the price of our common stock to be negatively impacted.
Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting until we provide our annual report for the year ended December 31, 2022 and we have not voluntarily sought such a report in the past. Because, as an emerging growth company, we are not required to and did not voluntarily obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm, investors may have less confidence in us and the price of our common stock may be negatively impacted. Our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2021 and identified material weaknesses in our operating effectiveness. See Item 9A. Controls and Procedures.
We will no longer qualify as an emerging growth company for the year ended December 31, 2022, which may lead us to incur additional expenses to comply with applicable regulations.
We have been an “emerging growth company”, as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies which do not meet the definition of an “emerging growth company”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we had relied on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption and, therefore, we were not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
As of December 31, 2022, we will no longer qualify an emerging growth company. As a result, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2022, and we will no longer be able to take advantage of the exemptions from reporting available to emerging growth companies absent other exemptions or relief available from the SEC. We will incur additional expenses in connection with compliance to these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.

We have not been in compliance with NASDAQ's requirements for continued listing. As a result, our common stock may be delisted from trading on NASDAQ, which would have a material effect on us and our shareholders.
We were delinquent in the filing of our periodic reports with the SEC initially as a result of additional review and procedures relating to our merger with B&R Global. After the resolution of certain merger-related issues in September 2022, our ability to timely file periodic reports continued to be delayed due to additional review and procedures of complex technical and accounting issues relating to the previously disclosed independent investigation by the Special Investigation Committee of the Company’s Board of Directors and the previously disclosed concurrent, non-public SEC investigation.
As a result of these ongoing matters, we were not in compliance with the listing requirements of NASDAQ Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under NASDAQ's listing rules, we were permitted to submit to NASDAQ a plan to regain compliance. Subsequently, we participated in a hearing before the Nasdaq Hearings Panel (the "Hearings Panel") on November 3, 2022, after which we were granted a stay of delisting procedures subject to our meeting certain conditions, including filing our delinquent periodic reports with the SEC by January 31, 2023. On January 17, 2023, we received an additional delisting notice from Nasdaq relating to our failure to hold an annual shareholder meeting by December 31, 2022. We intend to hold our annual shareholder meeting no later than June 2023 in order to establish compliance with NASDAQ listing standards. If we are unable to re-establish compliance with these standards, our common stock would be subject to delisting by NASDAQ. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on NASDAQ or on any other exchange.
Due to the delayed filing with the Commission of our Form 10-K for the year ended December 31, 2021, and Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities and may be delisted by NASDAQ), which may adversely affect our ability to raise future capital or complete acquisitions.
As a result of the delayed filing with the Commission of this Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition. Furthermore, if we were subjected to the delisting of our common stock from trading on NASDAQ, this could adversely affect the market price of and hinder our shareholders' ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions. If our shares of common stock are delisted, there could be no assurance of it again being listed for trading on NASDAQ or any other exchange.

Future sales of our common stock may cause our stock price to decline.
As of January 27, 2023, there were 53,813,316 shares of our common stock outstanding. Of this number, approximately 53.8 million shares of common stock were freely tradable without restriction, unless the shares were held by our affiliates. The remaining shares of common stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have not declared nor paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock in the near term, and capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2    PROPERTIES.
We utilize a mix of leased (19%) and owned (81%) distribution centers for distribution, warehousing inventory, service and administrative functions. Below is a summary of distribution centers by geographical location, number of facilities, total square feet, and trucks servicing the site as of December 31, 2021.

Location	Number of Facilities	Total Square Feet	Number of Trucks
Arizona	1	68,000	21
California	5	356,000	124
Colorado	1	55,000	23
Florida	1	130,000	38
Georgia	1	100,000	20
Illinois	1	140,000	31
North Carolina	1	170,000	47
Texas	2	60,000	16
Utah	2	93,000	43
Washington	1	70,000	23
Totals	16	1,242,000	386
We lease our corporate headquarters, in Las Vegas, Nevada, consisting of approximately 5,000 square feet with a term of 6.5 years beginning March 17, 2021.

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. We continuously assess the potential liability related to our pending litigation and revise its estimates when additional information becomes available. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
As previously disclosed, in March 2020, an analyst report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). After the second putative stockholder class action was filed, the Class Actions were consolidated. On January 19, 2021, the Company and the director and officer defendants filed a Motion to Dismiss the consolidated Class Actions. On August 25, 2021, the Court granted the Motion to Dismiss with leave to amend the complaint. The Plaintiff elected not to amend his complaint, and the Court entered Judgment in favor of the Company and the director and officer defendants on September 20, 2021. The Court’s decision was not appealed, and the Class Actions are now closed.
The Company was likewise named a nominal defendant and certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on June 15, 2020, in the United States District Court for the Central District of California. The complaint made similar allegations as the Class Actions and alleged violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A second virtually identical shareholder derivative lawsuit was filed on

August 21, 2020 in the United States District Court for the District of Delaware. On November 19, 2020, the District Court for the District of Delaware transferred the second-filed derivative lawsuit to the District Court for the Central District of California. The shareholder derivative lawsuits were stayed pending the deadline to file a notice of appeal in the Class Actions. On November 5, 2021, the first of the two shareholder derivative lawsuits was dismissed voluntarily without prejudice by the plaintiff. On November 23, 2021, the second shareholder derivative lawsuit was dismissed by the Court on the basis of the parties’ stipulation of voluntary dismissal without prejudice.
In response to the allegations in the March 2020 analyst report, the Company's Board of Directors appointed a Special Committee of Independent Directors (the “Special Investigation Committee”) to conduct an internal independent investigation with the assistance of counsel.
On May 20, 2022, the Board of Directors of HF Group received a letter from a purported stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Group engaged in misconduct and breached their fiduciary duties, and demands that HF Group investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of a shareholder derivative action that Bishop filed in August 2020, captioned Bishop v. Zhou Min Ni, et al., No. 2:20-cv-10657 (C.D. Cal.) (the “Bishop Derivative Action”). On November 24, 2021, after the United States District Court for the Central District of California dismissed with prejudice a related securities class action, captioned Mendoza v. HF Foods Group Inc. et al., No. 2:20-cv-02929 (C.D. Cal.), the Bishop Derivative Action was voluntarily dismissed without prejudice.
On June 30, 2022, the Board of Directors of HF Group resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand in order to determine whether the Company should assert any claims against the current or former officers and directors.
On August 19, 2022, James Bishop filed a verified stockholder derivative complaint in the Court of Chancery of the State of Delaware (the “Delaware Action”), which asserts similar allegations to those set forth in the Bishop Demand. On September 21, 2022, Bishop and the Company filed a stipulation to stay the Delaware Action for 90 days, which the court granted on September 22, 2022. On December 20, 2022, Bishop and the Company filed a stipulation to extend the stay of the Delaware Action for an additional 60 days, which the court granted on December 21, 2022.
The Special Litigation Committee is in the process of analyzing and evaluating the claims alleged in the Bishop Demand and Delaware Action, and has not determined whether any claims should be asserted or the probability of recovery for such claims.
In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC. While the SEC investigation is ongoing, the Special Investigation Committee has made certain factual findings based on evidence adduced during its investigation, and made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties. The Company is working to implement those improvements. Refer to the Independent Investigation Update in Part II, Item 7 "Independent Investigation Update" to the consolidated financial statements of this Annual Report on Form 10-K.
We have also instituted structural changes including the retirement of the former Co-Chief Executive Officer and Chairman of the Board. We now have an independent Chairman of the Board and, as of January 31, 2023, three other independent directors on the Board. Our senior executive team now includes a General Counsel and Chief Compliance Officer, a Chief Operations Officer who was hired in May 2022, and a new Chief Financial Officer who joined the Company in August 2022. We also hired a Vice President and Head of Internal Audit in April 2022 who reports directly to the Chief Financial Officer and to the Audit Committee Chair, and in November 2022, we hired a Vice President of Compliance and Associate General Counsel, who reports directly to the General Counsel and Chief Compliance Officer.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock are listed for trading on NASDAQ under the symbol “HFFG,” and have been publicly traded since September 7, 2017. Prior to that date, there was no public market for our stock.
Holders of Record
As of January 27, 2023, there were 53,813,316 shares of our common stock outstanding held by 41 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Recent Sales of Unregistered Securities
On December 30, 2021, we issued 1,792,981 shares of our common stock as consideration pursuant to our acquisition of the Great Wall Group.
Issuer Purchases of Equity Securities
None.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provides information about our business, the results of operations, financial condition, liquidity and capital resources of HF Foods Group Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K.
During 2022, the Company identified certain errors impacting the financial statements, including disclosures, for the years ended December 31, 2020 and 2019 and each interim quarterly period for 2021, 2020 and 2019 related to the identification of and accounting for operating and finance leases, the incorrect identification and disclosure of certain related party relationships including the identification of VIEs, the timing of revenue recognition for rental income received from a related party, the accounting for the self-insurance liability for automobile insurance beginning in 2020, classification errors in the financial statements, and an error in the calculation of earnings per share. In addition, certain errors were identified based on the factual findings of the Special Investigation Committee such as unrecorded executive compensation to the Company's major shareholder and former Chief Executive Officer, Mr. Zhou Min Ni ("Mr. Ni"), and related party disclosures. These errors have been restated in the consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in Note 1 - Organization, Business Description and Restatement of Previously Issued Consolidated Financial Statements to the consolidated financial statements in this Annual Report on Form 10-K and should be read in conjunction with the discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 16, 2021.
Independent Investigation Update
In March 2020, an analyst report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class action lawsuits which have subsequently been dismissed.
In response to the allegations in the analyst report, the Company's Board of Directors appointed a Special Investigation Committee of Independent Directors (the “Special Investigation Committee”) to conduct an independent investigation with the assistance of independent legal counsel. As a result of the investigation, the SIC determined certain factual findings. Management evaluated the factual findings determined by the SIC, and analyzed them to determine their impact on the historical consolidated financial statements, including disclosures, of the Company. The following is a summary of the findings and the Company's analysis of how those findings impact the historical consolidated financial statements:
•Feilong Trading, Inc. (“Feilong”) Note Receivable - On September 30, 2018, the Company entered into a line of credit promissory note agreement with Feilong. The note was later amended in November 2018 whereby Feilong could borrow up to $4,000,000. These notes followed previous lines of credit granted to Feilong before the Company was an issuer. The outstanding balance of the note receivable at December 31, 2018 was $3,803,826. In or around October 2019, the Company’s major shareholder and former Chief Executive Officer, Mr. Ni agreed to personally guarantee the repayment of the note receivable. The Company previously stated that Feilong was a supplier to the Company. As previously disclosed, Mr. Ni purchased the outstanding balance in exchange for a certain number of his shares of common stock of the Company, and as a result at December 31, 2019, the outstanding balance from Feilong was $0. The SIC determined that 1) Feilong was not a supplier to the Company, 2) there is no evidence that funds from the line of credit were provided to Feilong, 3) the notes receivable were not in the ordinary course of business and may not have been fully realizable from Feilong, and 4) the notes receivable appears to have benefited Mr. Ni because the funds may have been used to pay off other debts for which Mr. Ni was responsible. It was not disclosed that the Feilong funds were used to satisfy Mr. Ni's debts. The investigation did not conclude that Feilong was a related party. The Company considered the factual findings as presented to the SIC and the impact such findings had on its historical accounting. While it was determined that the historical disclosures were inaccurate or incomplete the Company concluded there would be no change necessary to previous accounting. Although it was determined that the Feilong note might not have been fully realizable from Feilong, the Company considered the existence of Mr. Ni’s guarantee to support the realizability of the note receivable, which was ultimately realized in 2019 when Mr. Ni purchased the note receivable in exchange for certain of his shares of common stock in the Company.
•Promissory Notes to Related Parties – As disclosed in the previously filed financial statements, the Company had previously made loans to certain entities that were owned by Mr. Ni or his family members. At December 31, 2018, the total related party notes receivable balance was $8,540,949 which was due from Enson Seafood, GA, Inc., NSG

International, Inc. and Revolution Automotive, LLC. The notes receivable were personally guaranteed by Mr. Ni. As disclosed in the 2019 financial statements, Mr. Ni purchased the outstanding balance of these notes receivable in exchange for a certain number of his shares of common stock of the Company, and as a result, at December 31 2019, the outstanding balance of the notes receivable was $0. The SIC determined that the loans were not in the ordinary course of business and may not have been fully realizable from the counterparties. The Company considered the SIC's factual findings and determined no adjustments were needed to its prior accounting as there was no conclusive evidence that the related party notes receivable were not enforceable with the counterparties. Although it was determined that the related party notes receivable might not have been fully realizable from the counterparties, the Company considered the existence of Mr. Ni’s guarantee to support the realizability of the notes receivable, which was ultimately realized in 2019 when Mr. Ni purchased the notes receivable in exchange for certain of his shares of common stock of the Company.
•Members of the Ni family received undisclosed compensation from transactions with related parties which was excluded from previously filed proxy statements.
•Revolution Industry was determined to be a variable interest entity (“VIE”).
•Certain advances to Revolution Industry, LLC (“Revolution Industry”), in particular, payments for luxury cars, did not occur in the normal course of business. The Company has determined that certain payments to Revolution Industry should be accounted for as compensation expense, including in the previously filed financial statements, as Revolution Industry and Revolution Automotive, LLC were used to obtain funds which paid for luxury cars to the benefit of the Ni family.
•The Company had previously disclosed in its 2019 proxy filing that the Board of Directors had analyzed the prices paid to related parties as well as the level of service, reliability, delivery terms, and historical performance, and concluded such prices and terms were substantially equivalent to, or more advantageous than, prices and terms the Company would receive from third parties. The SIC determined that such an analysis did not occur. This finding does not appear to have resulted in errors to the historical financial statements. Amounts recorded in the historical financial statements were recorded based on the amount transacted with the related parties.
•Monies owed to the Company’s related party call center were diverted to other persons, entities, or Zhou Min Ni. The SIC did not identify that the call center was paid amounts substantially different than the contractual terms, but concluded that payments for such services may have been diverted to other parties. The Company determined that the amounts recorded in the previously filed financial statements as expense was not inaccurate, and therefore, there were no adjustments needed to the historical financial statements.
In addition to the independent investigation, the Securities and Exchange Commission (“SEC”) initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC. The SEC Investigation is still ongoing.
As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been any demand made by the SEC nor is it possible to estimate the amount of any such fines and penalties, should they occur. See Note 18 - Commitments and Contingencies to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
Overview
We market and distribute Asian specialty food products, fresh produce, frozen and dry food, and non-food products primarily to Asian restaurants and other foodservice customers throughout the United States. HF Group was formed through a merger between two complementary market leaders, HF Foods Group Inc. and B&R Global.

On December 30, 2021, HF Group acquired a leading seafood supplier, the Great Wall Group, resulting in the addition of 3 distribution centers, located in Illinois and Texas (the “Great Wall Acquisition”). See Note 7 - Acquisitions to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding the Great Wall Acquisition.
Subsequent to December 30, 2021, on April 29, 2022, HF Group acquired substantially all of the assets of Sealand Food, Inc. (the "Sealand Acquisition"), one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee, for cash consideration of $20.0 million plus approximately $14.4 million worth of inventory.
Including the Sealand Acquisition, we have grown our distribution network to 18 distribution centers servicing over 46 states and covering approximately 95% of the contiguous United States with a fleet of close to 400 refrigerated vehicles. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors and supported by two call centers in China, we have become a trusted partner serving over 15,000 Asian restaurants, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.
COVID-19 Impact
The impact of the COVID-19 pandemic had an adverse effect on our business, financial condition and operational results in 2020. All states across the country issued some form of stay-at-home orders, shutdowns, voluntary containment measures, and social distancing. The operations of our restaurant customers were also severely disrupted due to the “cliff-like” decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net revenue beginning from the last two weeks of March 2020 through September 2020, negatively impacting our overall financial results in 2020. Since the third quarter of 2020, we've experienced a quarter-on-quarter recovery in net revenue.
The impact of COVID-19 seen in 2020 has generally subsided. Our net revenue for 2021 strongly recovered to 96% of pre-COVID-19 pandemic levels. Based on current sales volumes and adjusted cost structures, we continue to generate positive operating cash flow on a weekly basis and do not have immediate liquidity concerns. We remain optimistic on the long-term prospects for our business although we may continue to face intermittent government restrictions on our restaurant customers' business operations.
As a market leader in servicing the Asian/Chinese restaurant sector, we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese foodservice industry and the current environment creates opportunities for a company that has the necessary expertise and a comprehensive cultural understanding of this unique customer base. We believe we are differentiated from our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed and will continue to allow us to better serve our customers in these unprecedented conditions.
How to Assess HF Group’s Performance
In assessing our performance, we consider a variety of performance and financial measures, including principal growth in net revenue, gross profit, distribution, selling and administrative expenses, as well as certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:
Net Revenue
Net revenue is equal to gross sales minus sales returns, sales incentives that we offer to our customers, such as rebates and discounts that are offsets to gross sales; and certain other adjustments. Our net revenue is driven by changes in number of customers and average customer order amount, product inflation that is reflected in the pricing of our products and mix of products sold.
Gross Profit
Gross profit is equal to net revenue minus cost of revenue. Cost of revenue primarily includes inventory costs (net of supplier consideration), inbound freight, customs clearance fees and other miscellaneous expenses. Cost of revenue generally changes as we incur higher or lower costs from suppliers and as the customer and product mix changes.

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
EBITDA and Adjusted EBITDA
Discussion of our results includes certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA, that we believe provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. We present EBITDA and Adjusted EBITDA in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede GAAP measures.
Management uses EBITDA to measure operating performance, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization. In addition, management uses Adjusted EBITDA, defined as net income before interest expense, interest income, income taxes, and depreciation and amortization, further adjusted to exclude certain unusual, non-cash, or non-recurring expenses. Management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from non-recurring expenses, and other non-cash charges and is more reflective of other factors that affect our operating performance.
The definition of EBITDA and Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. EBITDA and Adjusted EBITDA are not defined under GAAP and are subject to important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of HF Group’s results as reported under GAAP. For example, Adjusted EBITDA:
•excludes certain tax payments that may represent a reduction in cash available;
•does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;
•does not reflect changes in, or cash requirements for, our working capital needs; and
•does not reflect the significant interest expense, or the cash requirements, necessary to service our debt.
For additional information on EBITDA and Adjusted EBITDA, see the section entitled “EBITDA and Adjusted EBITDA” below.
Financial Review
Highlights for 2021 included:
•Net revenue: Net revenue was $796.9 million in 2021, compared to $566.8 million in 2020, an increase of $230.1 million, or 40.6%. This increase was primarily attributable to the strong recovery of restaurant demand from the COVID-19 pandemic.
•Gross profit: Gross profit was $151.5 million in 2021 compared to $100.7 million in 2020, an increase of $50.8 million, or 50.4%. The increase was mainly due to strong sales growth in 2021 and improved gross profit margin from 17.8% in 2020 to 19.0% in 2021.
•Distribution, selling and administrative expenses ("DSA expenses"): DSA expenses increased by $15.7 million, or 14.7%, mainly due to an increase in sales related cost, driven by net revenue growth. DSA expenses as a percentage of net revenue decreased from 18.8% in 2020 to 15.3% in 2021, which represented cost savings from improved operational efficiencies.
•Net income attributable to HF Foods Group Inc.: Net income was $22.1 million in 2021 compared to a net loss of $343.5 million in 2020, primarily due to a goodwill impairment loss of $338.2 million in 2020 and our significant business recovery to pre-COVID-19 pandemic levels in 2021.

•Great Wall Acquisition: On December 30, 2021, we acquired substantially all of the operating assets of the Great Wall Group’s seafood and restaurant products sales, marketing, and distribution businesses for an aggregate purchase price of $43.7 million in stock and cash, as well as $24.3 million of acquired saleable inventory and additional vehicles for approximately $0.2 million, for total consideration of $68.2 million. This acquisition extended our territory to include the Midwest and Southwest markets and expanded our product portfolio.
•Inventory: Inventory as of December 31, 2021 was $102.7 million, compared to $58.5 million as of December 31, 2020, an increase of $44.2 million, or 75.4%, We kept higher inventory levels as of December 31, 2021 mainly due to an expectation of continued sales growth as our business continues to recover from the impact of the COVID-19 pandemic, and we also acquired $24.3 million of inventory related to the Great Wall Acquisition.

Results of Operations
The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,		Change
(In thousands)	2021	2020	Amount	%
		(As Restated)
Net revenue	$796,884	$566,832	$230,052	40.6%
Cost of revenue	645,372	466,085	179,287	38.5%
Gross profit	151,512	100,747	50,765	50.4%
Distribution, selling and administrative expenses	122,030	106,355	15,675	14.7%
Goodwill impairment loss	—	338,191	(338,191)	NM
Income (loss) from operations	29,482	(343,799)	373,281	NM
Interest expense	(4,091)	(4,321)	230	(5.3)%
Other income	508	1,096	(588)	(53.6)%
Change in fair value of interest rate swap contracts	1,425	(920)	2,345	NM
Income (loss) before income tax provision	27,324	(347,944)	375,268	NM
Provision (benefit) for income taxes	4,503	(4,725)	9,228	NM
Net income (loss) and comprehensive income (loss)	22,821	(343,219)	366,040	NM
Less: net income attributable to noncontrolling interests	676	293	383	130.4%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	$22,145	$(343,512)	$365,657	NM
______________________
NM - Not meaningful

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
		(As Restated)
Net revenue	100.0%	100.0%
Cost of revenue	81.0%	82.2%
Gross profit	19.0%	17.8%
Distribution, selling and administrative expenses	15.3%	18.8%
Goodwill impairment loss	—%	59.7%
Income (loss) from operations	3.7%	(60.7)%
Interest expense	(0.6)%	(0.8)%
Other income, net	0.1%	0.2%
Change in fair value of interest rate swap contracts	0.2%	(0.2)%
Income (loss) before income tax provision	3.4%	(61.5)%
Provision (benefit) for income taxes	0.5%	(0.8)%
Net income (loss)	2.9%	(60.7)%
Less: net income attributable to noncontrolling interests	0.1%	0.1%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	2.8%	(60.8)%
Net Revenue
Net revenue for the year ended December 31, 2021 increased by $230.1 million or 40.6% compared to the same period in 2020. The increase was primarily due to the easing of COVID-19 related restrictions in 2021 that resulted in more dine-in business for our customers and the increase in overall foot traffic to restaurants.
Gross Profit
Gross profit for the year ended December 31, 2021 increased by $50.8 million or 50.4%, compared to the same period in 2020, Overall gross margin improved to 19.0% for the year ended December 31, 2021 from 17.8% for the year ended December 31, 2020. An increase in sales contributed 79% of total increase in gross profit and an improvement in gross profit margin represented 21% of total increase in gross profit. The improvement in gross profit margin was primarily due to the favorable inventory allocation from supplier partners and timing of inventory purchasing.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the year ended December 31, 2021 increased by $15.7 million, or 14.7%, to $122.0 million, compared to $106.4 million for the year ended December 31, 2020. Of the distribution, selling and administrative expenses increase, $17.2 million, primarily came from payroll and related labor costs, as more workers were, and will continue to be, required to handle the increasing sales demand, and $4.3 million was in delivery related cost primarily driven by increasing fuel prices and revenue growth. Distribution, selling and administrative expenses as a percentage of net revenue improved from 18.8% in 2020 to 15.3% in 2021 primarily due to better cost control measures and higher net revenue.
Goodwill Impairment Loss
Goodwill impairment loss was $338.2 million for the year ended December 31, 2020 primarily due to the negative impact of the COVID-19 pandemic on sales. No goodwill impairment loss was recorded for year ended December 31, 2021, as our business returned to pre-COVID-19 pandemic levels. See Note 8 - Goodwill and Acquired Intangible Assets to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Interest Expense and Bank Charges
Interest expense for the year ended December 31, 2021 increased by $0.2 million or 5.3%, compared to the year ended December 31, 2020, primarily due to increased interest expense related to finance leases, partially offset by lower utilization of our line of credit, a reduction of our real estate term loan and a decrease in interest due to the lower interest-rate environment. Our average daily line of credit balance decreased by $17.9 million, or 52.0%, to $16.5 million in 2021 from $34.4 million in 2020, and our average daily real estate term loan balance decreased by $2.1 million, or 2.9%, to $71.2 million in 2021 from $73.3 million in 2020. Additionally, average floating interest rates for the year ended December 31, 2021 decreased by approximately 0.52%, compared to the same period in 2020, which further contributed to lower interest expense.
Income Tax Provision (Benefit)
Income tax provision was $4.5 million for the year ended December 31, 2021, compared to an income tax benefit of $4.7 million for the year ended December 31, 2020, primarily due to our improved profitability.
Net Income (Loss) Attributable to Our Shareholders
Net income attributable to our shareholders was $22.1 million for the year ended December 31, 2021, versus a net loss attributable to our shareholders of $343.5 million for the year ended December 31, 2020. The positive trend is attributed to increased consumer demand for dine-in/take out meals as COVID-19 restrictions eased in 2021, thereby prompting restaurants to replenish products at a more frequent rate. In addition, the year ended December 31, 2020 included the goodwill impairment loss discussed above.
EBITDA and Adjusted EBITDA
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Year Ended December 31,		Change
(In thousands)	2021	2020	Amount	%
		(As Restated)
Net income (loss)	$22,821	$(343,219)	$366,040	NM
Interest expense	4,091	4,321	(230)	(5.3)%
Income tax provision (benefit)	4,503	(4,725)	9,228	NM
Depreciation and amortization	19,126	18,923	203	1.1%
EBITDA	50,541	(324,700)	375,241	(115.6)%
Change in fair value of interest rate swap contracts	(1,425)	920	(2,345)	(254.9)%
Goodwill impairment charges	—	338,191	(338,191)	NM
Stock-based compensation expense	635	—	635	NM
Acquisition and integration costs	1,090	47	1,043	NM
Adjusted EBITDA	$50,841	$14,458	$36,383	251.6%
Adjusted EBITDA margin	6.4%	2.6%
____________________
NM - Not meaningful
Adjusted EBITDA was $50.8 million for the year ended December 31, 2021, an increase of $36.4 million or 251.6%, compared to $14.5 million for the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily attributable to our strong business recovery to pre-COVID-19 pandemic levels and an improvement of 1.2% in gross profit margin, resulting from increased bargaining purchase power.

Liquidity and Capital Resources
As of December 31, 2021, we had cash of approximately $14.8 million, checks issued not presented for payment of $17.8 million and access to approximately $44.7 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Based on current sales volume, which has been increasing steadily quarter-on-quarter since the outbreak of COVID-19 in the first half of 2020, we believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of December 31, 2021.
On December 30, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank (see Note 10 - Line of Credit to the consolidated financial statements in this Annual Report on Form 10-K).
Subsequent to December 31, 2021, on March 31, 2022, we amended the Credit Agreement with J.P. Morgan extending our line of credit for five years. The amendment provided for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum, as well as an increase to our mortgage-secured term loan from $69.0 million to $115.0 million. In April of 2022, the $46.0 million increase to the mortgage-secured term loan was used to pay down our $100.0 million line of credit. We also received a waiver through January 31, 2023 associated with the timing of our filing of our 2021 audited financial statements. See Note 10 - Line of Credit to the consolidated financial statements in this Annual Report on Form 10-K.
On April 29, 2022, we completed the Sealand Acquisition for cash consideration of $20.0 million plus approximately $14.4 million of inventory. We financed the Sealand Acquisition through our $100.0 million line of credit.
During the three months ended June 30, 2022, we sold a warehouse to a related party for approximately $7.2 million and used a portion of the proceeds to pay the outstanding balance of our $4.5 million loan with First Horizon Bank. We also paid the remaining $4.5 million of our related party promissory note payable.
Based on the above considerations, management believes we have sufficient funds to meet our working capital requirements and debt obligations in the next twelve months. However, there are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, government intervention in response to a potential resurgence of COVID-19, competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may have to resort to reducing or delaying our expected acquisition plans, liquidating assets, obtaining additional debt or equity capital, or refinancing all or a portion of our debt.
As of December 31, 2021, aside from the lease guarantee liability disclosed in Note 12 - Leases to the consolidated financial statements in this Annual Report on Form 10-K, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table summarizes cash flow data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Change
(In thousands)	2021	2020	Amount	%
		(As Restated)
Net cash provided by operating activities	$17,509	$45,693	$(28,184)	(61.7)%
Net cash used in investing activities	(41,082)	(94,411)	53,329	(56.5)%
Net cash provided by financing activities	28,784	43,761	(14,977)	(34.2)%
Net increase (decrease) in cash and cash equivalents	$5,211	$(4,957)	$10,168	NM
____________________
NM - Not meaningful

Operating Activities
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities decreased by $28.2 million, or 61.7%, as a result of changes in working capital items primarily due to two factors: (a) Accounts receivable balance as of December 31, 2020 was significantly lower as the business pivoted to lower sales volume on open credit terms and higher sales volume for Cash on Delivery in response to the heightened risk from the COVID-19 pandemic and (b) Inventory level as of December 31, 2020 was significantly lower due to lower demand in 2020, whereas our inventory level as of December 31, 2021 increased sharply as a direct result of increasing sales volume and the need for normal inventory level build up during the period.
Investing Activities
Net cash used in investing activities decreased by $53.3 million, or 56.5%, primarily due to a one-time payment of $94.0 million to acquire 100% equity membership interest in nine subsidiaries of BRGR in 2020 (see Corporate History in Part I. Item 1), compared to a one-time payment of $37.8 million for the acquisition of Great Wall Group in December 2021.
Financing Activities
Net cash provided by financing activities decreased by $15.0 million, or 34.2%, primarily resulting from a $75.6 million term loan obtained in 2020 to acquire 100% equity membership interest in nine subsidiaries of BRGR, partially offset by the net impact of $60.0 million on our line of credit from net repayments of $23.1 million in 2020 to net proceeds of $36.9 million in 2021.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, accounts receivable, impairment of long-lived assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.
We believe that among our significant accounting policies, which are described in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.
Revenue Recognition
We recognize revenue from the sale of products when control of each product passes to the customer and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.
We follow ASC Topic 606 ("ASC 606"), Revenue from Contracts with Customers. We recognize revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. This requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. Our contracts contain performance obligations which are satisfied when customers have physical possession of each product. Our revenue streams are recognized at a specific point in time.
For the years ended December 31, 2021, 2020 and 2019, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

Business Combinations
We account for our business combinations using the purchase method of accounting in accordance with ASC Topic 805 (“ASC 805”), Business Combinations. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities we acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.
We estimate the fair value of assets acquired and liabilities assumed in a business combination. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired.
We review the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment was recorded for the year ended December 31, 2021. A goodwill impairment loss of $338.2 million was recorded for the year ended December 31, 2020. See Note 8 - Goodwill and Acquired Intangible Assets to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
Impairment of Long-lived Assets
We assess our long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows which the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. No impairment of long-lived assets was recorded for the years ended December 31, 2021 and 2020.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2021, we do not have a deferred tax asset valuation allowance.
We record uncertain tax positions in accordance with ASC Topic 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 14 - Income Taxes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K.
Emerging Growth Company Status
We have been an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may at this time take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We took advantage of these exemptions up until December 31, 2022 (the last day of the fiscal year following the fifth anniversary of our IPO). We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into three interest rate swap contracts to hedge the floating rate term loans. See Note 9 - Derivative Financial Instruments to the consolidated financial statements in this Annual Report on Form 10-K for additional information.
As of December 31, 2021, our aggregate floating rate debt’s outstanding principal balance without hedging was $126.1 million, or 88.4% of total debt, consisting of long-term debt and revolving line of credit (see Note 10 - Line of Credit and Note 11 - Long-Term Debt to the consolidated financial statements in this Annual Report on Form 10-K). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 11.6% of our debt are on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $1.3 million per year.

Fuel Price Risk

We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and average prices in 2021 increased 29.5%, compared to average prices in 2020. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HF Foods Group Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of HF Foods Group Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement
As discussed in Note 1 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct errors.

We also have audited the adjustments described in Note 1 that were applied to restate the 2020 and 2019 consolidated financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2020 and 2019 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2020 and 2019 consolidated financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
Troy, Michigan
January 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
HF Foods Group Inc.
Opinion on the Financial Statements
We have audited, before the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1, the accompanying consolidated balance sheet of HF Foods Group Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2020 financial statements before the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1 are not presented herein). In our opinion, except for the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review or apply any procedures to the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Friedman LLP
We served as the Company’s auditor 2017 to 2021.
New York, New York
March 16, 2021

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$14,792	$9,581
Accounts receivable, net	36,281	24,850
Accounts receivable - related parties	249	1,269
Inventories	102,690	58,535
Advances to suppliers - related parties	—	197
Other current assets	5,559	4,613
TOTAL CURRENT ASSETS	159,571	99,045
Property and equipment, net	145,908	142,708
Operating lease right-of-use assets	11,664	1,457
Long-term investments	2,462	2,377
Customer relationships, net	159,161	149,914
Trademarks and other intangibles, net	35,891	25,884
Goodwill	80,257	68,512
Other long-term assets	2,032	694
TOTAL ASSETS	$596,946	$490,591
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$17,834	$14,840
Line of credit	55,293	18,279
Accounts payable	57,745	27,331
Accounts payable - related parties	1,941	2,306
Current portion of long-term debt, net	5,557	5,641
Current portion of obligations under finance leases	2,274	2,006
Current portion of obligations under operating leases	2,482	470
Accrued expenses and other liabilities	12,138	8,854
TOTAL CURRENT LIABILITIES	155,264	79,727
Long-term debt, net of current portion	81,811	88,009
Promissory note payable - related party	4,500	7,000
Obligations under finance leases, non-current	11,676	5,012
Obligations under operating leases, non-current	9,251	996
Deferred tax liabilities	39,455	46,325
TOTAL LIABILITIES	301,957	227,069
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,706,392 shares issued and outstanding as of December 31, 2021 and 51,913,411 shares issued and outstanding as of December 31, 2020	5	5
Additional paid-in capital	597,227	587,579
Accumulated deficit	(306,284)	(328,429)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	290,948	259,155
Noncontrolling interests	4,041	4,367
TOTAL SHAREHOLDERS’ EQUITY	294,989	263,522
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$596,946	$490,591
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Net revenue - third parties	$787,829	$553,524	$368,871
Net revenue - related parties	9,055	13,308	19,291
TOTAL NET REVENUE	796,884	566,832	388,162

Cost of revenue - third parties	636,253	453,346	305,331
Cost of revenue - related parties	9,119	12,739	18,583
TOTAL COST OF REVENUE	645,372	466,085	323,914

GROSS PROFIT	151,512	100,747	64,248

Distribution, selling and administrative expenses	122,030	106,355	56,021
Goodwill impairment loss	—	338,191	—
INCOME (LOSS) FROM OPERATIONS	29,482	(343,799)	8,227

Other income (expense):
Interest expense	(4,091)	(4,321)	(1,747)
Other income	508	1,096	1,441
Change in fair value of interest rate swap contracts	1,425	(920)	—
Total Other income (expenses), net	(2,158)	(4,145)	(306)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	27,324	(347,944)	7,921

Income tax provision (benefit)	4,503	(4,725)	2,441
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	22,821	(343,219)	5,480
Less: net income attributable to noncontrolling interests	676	293	506
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$22,145	$(343,512)	$4,974

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.43	$(6.59)	$0.18
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.43	$(6.59)	$0.18
WEIGHTED AVERAGE SHARES - BASIC	51,918,323	52,095,585	27,113,288
WEIGHTED AVERAGE SHARES - DILUTED	52,091,822	52,095,585	27,113,288
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:		(As Restated)	(As Restated)
Net income (loss)	$22,821	$(343,219)	$5,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	19,126	18,923	5,142
Goodwill impairment loss	—	338,191	—
(Gain) loss from disposal of equipment	(1,636)	(140)	78
Change in allowance for doubtful accounts	(433)	1,564	72
Deferred tax benefit	(6,870)	(5,916)	(251)
Income from equity method investment	(85)	(81)	(7)
Change in fair value of interest rate swap contracts	(1,425)	920	—
Stock-based compensation	635	—	—
Non-cash lease expense	861	533	1,153
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(10,999)	23,517	(4,847)
Accounts receivable - related parties	1,020	2,964	1,530
Inventories	(19,426)	18,997	1,096
Advances to suppliers - related parties	197	548	781
Other current assets	(944)	(204)	(271)
Other long-term assets	(1,337)	(298)	142
Accounts payable	12,978	(11,882)	(2,528)
Accounts payable - related parties	(365)	(2,215)	(930)
Operating lease liabilities	(724)	(503)	(800)
Accrued expenses and other liabilities	4,115	3,994	(1,032)
Net cash provided by operating activities	17,509	45,693	4,808
Cash flows from investing activities:
Cash received from acquisition of B&R Global	—	—	7,018
Purchase of property and equipment	(2,205)	(664)	(4,836)
Proceeds from disposal of property and equipment	3,246	257	287
Cash received from long-term notes receivable	—	—	290
Payment made for notes receivable	—	—	(109)
Proceeds from long-term notes receivable to related parties	—	—	386
Payment made for long-term notes receivable to related parties	—	—	(261)
Payment made for acquisition of B&R Realty	—	(94,004)	—
Payment made for acquisition of Great Wall Group	(37,841)	—	—
Payment made for acquisition of noncontrolling interests	(5,000)	—	—
Settlement of interest rate swap contracts	718	—	—
Net cash (used in) provided by investing activities	(41,082)	(94,411)	2,775
Cash flows from financing activities:
Checks issued not presented for payment	2,994	(113)	2,870
Proceeds from line of credit	857,304	553,192	144,046
Repayment of line of credit	(820,422)	(576,313)	(146,661)
Proceeds from long-term debt	—	75,600	8,378
Repayment of long-term debt	(6,599)	(6,590)	(6,339)
Repayment of obligations under finance leases	(2,135)	(1,840)	(525)
Repayment of promissory note payable - related party	(2,500)	—	—
Proceeds from noncontrolling interests shareholders	480	—	—
Cash distribution to shareholders	(338)	(175)	(303)
Net cash provided by (used in) financing activities	28,784	43,761	1,466
Net increase (decrease) in cash	5,211	(4,957)	9,049
Cash at beginning of the year	9,581	14,538	5,489
Cash at end of the year	$14,792	$9,581	$14,538
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at 12/31/2018 (as previously reported)	22,167,486	$2	—	$—	$22,920	$10,434	$33,356	$1,105	$34,461
Restatement impact	—	—	—	—	—	(325)	(325)	—	(325)
Balance at 12/31/2018 (as restated)	22,167,486	2	—	—	22,920	10,109	33,031	1,105	34,136
Net income (as restated)	—	—	—	—	—	4,974	4,974	506	5,480
Exercise of stock options	182,725	—	—	—	—	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	—	—	(905,115)	(12,038)	—	—	(12,038)	—	(12,038)
Acquisition of B&R Global by issuance of common stock	30,700,000	3	—	—	576,697	—	576,700	2,941	579,641
Distribution to shareholders	—	—	—	—	—	—	—	(303)	(303)
Balance at 12/31/2019 (as restated)	53,050,211	5	(905,115)	(12,038)	599,617	15,083	602,667	4,249	606,916
Net (loss) income (as restated)	—	—	—	—	—	(343,512)	(343,512)	293	(343,219)
Escrow shares transferred to and recorded as treasury stock	—	—	(231,685)	—	—	—	—	—	—
Retirement of treasury stock	(1,136,800)	—	1,136,800	12,038	(12,038)	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	(175)	(175)
Balance at 12/31/2020 (as restated)	51,913,411	5	—	—	587,579	(328,429)	259,155	4,367	263,522
Net income	—	—	—	—		22,145	22,145	676	22,821
Acquisition of noncontrolling interest	—	—	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Acquisition of Great Wall Group by issuance of common stock	1,792,981	—	—	—	12,869	—	12,869	—	12,869
Capital contribution by shareholders	—	—	—	—	—	—	—	480	480
Distribution to shareholders	—	—	—	—	—	—	—	(338)	(338)
Stock-based compensation	—	—	—	—	635	—	635	—	635
Balance at December 31, 2021	53,706,392	$5	—	$—	$597,227	$(306,284)	$290,948	$4,041	$294,989
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS DESCRIPTION AND RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Organization and General
HF Foods Group Inc. and subsidiaries (collectively “HF Group”, or the “Company”) is an Asian foodservice distributor that markets and distributes fresh produce, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the United States. The Company's business consists of one operating segment, which is also its one reportable segment: HF Group, which operates solely in the United States. The Company's customer base consists primarily of Chinese and Asian restaurants, and it provides sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

Corporate History
HF Group Holding Corporation ("HF Holding") was incorporated as a holding company to acquire and consolidate the various pre-merger operating entities. On January 1, 2018, HF Holding entered into a Share Exchange Agreement with the controlling shareholders in exchange for all of HF Holding’s outstanding shares.
On August 22, 2018, Atlantic Acquisition Corp. ("Atlantic") consummated a reverse acquisition transaction resulting in HF Holding becoming the surviving entity and a wholly owned subsidiary of Atlantic (the “Atlantic Acquisition”). The shareholders of HF Holding became the majority shareholders of Atlantic, and the Company changed its name to HF Foods Group Inc. (collectively, these transactions are referred to as the “Atlantic Transactions”).
The Atlantic Acquisition was treated as a reverse acquisition under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For accounting purposes, HF Holding was considered to be acquiring Atlantic in this transaction, as such, the aggregate consideration paid in connection with the business combination was allocated to Atlantic’s tangible and intangible assets and liabilities based on their fair market values. The assets and liabilities and results of operations of Atlantic were consolidated into the balance sheet and results of operations of HF Holding as of the completion of the Atlantic Transactions.
On November 4, 2019, HF Group consummated a merger transaction resulting in B&R Global Holdings, Inc. ("B&R Global") becoming a wholly-owned subsidiary of the Company (the "Business Combination"). At closing, the Company issued 30,700,000 shares of Common Stock of the Company to the shareholders of B&R Global in exchange for the 100% equity interest of B&R Global.
On January 17, 2020, the Company acquired 100% equity membership interest in nine subsidiaries under B&R Group Realty Holding, LLC ("BRGR"), which owned ten warehouses that were being leased by the Company for its operations in California, Arizona, Utah, Colorado, Washington, and Montana for purchase consideration of $101.3 million.
On December 30, 2021, the Company completed the acquisition of Great Wall Seafood Supply, Inc., Great Wall Restaurant Supplier, Inc., and First Mart Inc. (collectively the “Great Wall Group”), and substantially all of the operating assets of the Great Wall Group’s seafood and restaurant products sales, marketing, and distribution businesses (the “Great Wall Acquisition”). The acquisition was completed as part of the Company’s strategy to develop a national footprint through expansion into the Midwest, Southwest and Southern regions of the United States. The total acquisition price for all operating assets and inventory was approximately $68.2 million.
See Note 7 - Acquisitions for additional information on recent acquisitions.

Independent Investigation Update
In March 2020, an analyst report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class action lawsuits which have subsequently been dismissed. In response to the allegations in the analyst report, the Company's Board of Directors appointed a Special Investigation Committee of Independent Directors (the “Special Investigation Committee”) to conduct an independent investigation with the assistance of independent legal counsel. As a result of the investigation, the SIC determined certain factual findings. Management evaluated the factual findings, as presented by the SIC, and analyzed them to determine which had impact on the historical financial statements, including disclosures, of the Company.
In addition to the independent investigation, the Securities and Exchange Commission (“SEC”) initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC. The SEC Investigation is still ongoing.
As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been any demand made by the SEC nor is it possible to estimate the amount of any such fines and penalties, should they occur. See Note 18 - Commitments and Contingencies for additional information.
Restatement of Previously Issued Consolidated Financial Statements
During 2022, the Company identified certain errors impacting the financial statements, including disclosures, for the years ended December 31, 2020 and 2019 and each interim quarterly period for 2021, 2020, and 2019 related to the identification of and accounting for operating and finance leases, the incorrect identification and disclosure of certain related party relationships including the identification of VIEs, the timing of revenue recognition for rental income received from a related party, the accounting for the self-insurance liability for automobile insurance beginning in 2020, classification errors in the financial statements, and an error in the calculation of earnings per share for 2020 and 2019. In addition, certain errors were identified based on the factual findings of the Special Investigation Committee such as unrecorded executive compensation to a certain executive and immediate family members, and related party disclosures. The Company analyzed the errors using Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined the errors were material. Accordingly, the Company has restated herein the consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019, and the related interim financial statements periods within the years ended December 31, 2021, 2020, and 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Any adjustments prior to 2019 are not quantitatively material, are consistent with the adjustments discussed within this Note and have been presented as an adjustment as of December 31, 2018 in the accompanying Statement of Changes in Stockholders’ Equity. The nature of these error corrections is as follows:
a.Certain operating and finance leases were not properly identified and accounted for upon the adoption of ASC Topic 842 (“ASC 842”), Leases on January 1, 2019 and during the years ended December 31, 2020 and 2019 and adjustments have been made to correct these errors. The errors primarily resulted in an understatement of property and equipment, right-of-use assets, and the current and long-term liabilities associated with operating and finance leases. In addition, the errors resulted in an understatement in cash flows from operations and an overstatement in cash flows from financing activities within the respective consolidated statements of cash flows.
b.Four entities previously disclosed as related parties were determined not to be related parties. The four related party entities that were reclassified in the financial statements from related party to third party for 2020 and 2019 were EMC Rowland, LLC; The Big Catch Alhambra, LLC; Winfar Foods, Inc; and Wokcano Carlsbad Partner LLP.
c.The Company identified an error related to the timing of revenue recognition for rental income received from UGO (a related party) during the years ended December 31, 2018, 2019, and 2020. Rental income received from UGO, which was previously recognized in error, in full in 2020, was recognized in the appropriate accounting period as part of the error corrections. Please refer to Note 15 - Related Party Transactions for additional information on the lease arrangement with UGO.
d.As a result of the findings from the independent investigation, the Company determined that certain payments made by the Company in prior years to related parties should now be accounted for in the Company's consolidated financial statements as executive compensation. The Company made payments for inventory to Revolution Industry, which were diverted to Revolution Automotive to make car lease payments for the benefit of Mr. Ni and his family. Amounts paid by Revolution Automotive for car lease payments for the years ended December 31, 2018, 2019 and 2020 were $1.7 million, $1.0 million, and $0.5 million, respectively. The Company reclassified these amounts from cost of revenue – third parties to distribution, selling, and administrative expense. The Company also made payments to UGO for marketing services, which services were determined as part of the independent investigation to have not been received commensurate to the amounts paid. Those payments amounted to $0.5 million, $0.4 million, $0.5 million and $0.1 million in the years ended December 31, 2018, 2019, 2020 and 2021, respectively. The Company did not reclassify these payments in the historical consolidated financial statements because both marketing services and executive compensation are recorded within the distribution, selling, and administrative expense financial statement line. Please refer to Note 15 - Related Party Transactions for further details on Revolution Automotive, Revolution Industry and UGO. The Company has recorded an uncertain tax position liability associated with the reclassification of certain amounts as executive compensation as discussed further in j. below.
e.The Company had not previously recorded a liability (including incurred but not reported "IBNR") related to the self-insured portion of its automobile insurance policy, which started in April 2020. The error resulted in an understatement of accrued expenses and other liabilities at December 31, 2020 and impacted quarterly periods, and has been corrected.
f.The Company determined certain staffing agencies were VIEs and should have been consolidated into the previously-filed financial statements. As further disclosed in Note 3 - Variable Interest Entities, the result of the errors to the historical financial statements was primarily related to disclosure errors and did not result in significant changes to the consolidated balance sheets, or consolidated statements of operations and comprehensive income (loss), cash flows and shareholders’ equity. There were certain misclassifications between accounts payable and accrued expenses and other liabilities on the consolidated balance sheets specific to the staffing agency VIEs. See further discussion in Note 3 - Variable Interest Entities.
g.The 2020 goodwill impairment loss, which was previously misclassified as other income (expense) in the consolidated statements of operations and comprehensive income (loss), was revised to be included in income (loss) from operations.
h.The gain/loss on sale of fixed assets, which was previously misclassified in other income (expense), net was revised to be included in distribution, selling and administrative expenses.
i.The earnings per share for 2019 was previously incorrectly computed at $0.22 per share in prior Form 10-K filings instead of at $0.20 per share based on the originally reported net income attributable to HF Foods Group, Inc. As part of the error corrections being made, the resultant earnings per share for 2019 is $0.18 per share. The loss per share for 2020 was previously incorrectly computed at $6.58 per share in prior Form 10-K filings and was corrected to $6.59 per share.
j.As a result of the executive compensation described in d. above, the Company recorded an uncertain tax position liability to account for potential implications to previously filed tax returns. The correction resulted in an increase of $0.8 million, $0.6 million, and $0.4 million in accrued expenses and other liabilities as of December 31, 2020, 2019, and 2018, respectively, compared to previously reported amounts. The quarterly impacts of the uncertain tax position have also been corrected.
k.In the Company’s December 31, 2020 financial statements, the Company did not disclose NC Good Taste Noodle, Inc. as a related party since Mr. Zhou Min Ni reported that he sold his ownership effective January 1, 2020. However, the Company’s former Chief Financial Officer, Mr. Jian Ming Ni, continues to own a portion of NC Good Taste Noodle, Inc. and as a result, the Company has concluded that NC Good Taste Noodle, Inc. still meets the definition of a related party. The Company has corrected the classification of balances associated with NC Good Taste Noodle, Inc. in the consolidated balance sheets, consolidated statements of cash flows and notes to consolidated financial statements in the affected annual and quarterly periods. See Note 15 – Related Party Transactions for additional information.
l.Certain capital contributions from a noncontrolling shareholder were incorrectly recorded as other payables were reclassified to noncontrolling interest.
The corresponding footnotes have been restated for the adjustments noted above.

The following tables summarize the effect of the restatements on each affected financial statement line item as of the dates as indicated, impacting the consolidated balance sheets. The footnotes correspond to the error descriptions above:

	Consolidated Balance Sheet
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
December 31, 2020
Accounts receivable, net	$24,852	—	$5	(b)
			(7)	(k)	$24,850
Accounts receivable - related parties	1,267	—	(5)	(b)
			7	(k)	1,269
Property and equipment, net	136,869	—	5,839	(a)	142,708
Operating lease right-of-use assets	932	—	525	(a)	1,457
Intangible assets, net	175,798	(175,798)	—		—
Customer relationships, net	—	149,914	—		149,914
Trademarks and other intangibles, net	—	25,884	—		25,884
Deferred tax assets	58	(58)	—		—
TOTAL ASSETS	484,285	(58)	6,364		490,591
Accounts payable	28,392	—	35	(b)
			(538)	(f)
			(558)	(k)	27,331
Accounts payable - related parties	1,783	—	(35)	(b)
			558	(k)	2,306
Current portion of obligations under finance leases	287	—	1,719	(a)	2,006
Current portion of obligations under operating leases	308	—	162	(a)	470
Accrued expenses and other liabilities	6,178	994	391	(e)
			538	(f)
			753	(j)	8,854
Obligation under interest rate swap contracts	994	(994)	—		—
TOTAL CURRENT LIABILITIES	76,702	—	3,025		79,727
Obligations under finance leases, non-current	767	—	4,245	(a)	5,012
Obligations under operating leases, non-current	623	—	373	(a)	996
Deferred tax liabilities	46,383	(58)	—		46,325
TOTAL LIABILITIES	219,484	(58)	7,643		227,069
Accumulated deficit	(327,150)	—	(135)	(a)
			(391)	(e)
			(753)	(j)	(328,429)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	260,434	—	(1,279)		259,155
TOTAL SHAREHOLDERS' EQUITY	264,801	—	(1,279)		263,522
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	484,285	(58)	6,364		490,591
Note: Amounts presented in the "Reclass" column above represent reclassifications to conform the prior year financial statements to the current year presentation.

The following tables summarize the effect of the restatements on each affected financial statement line item for the periods ended as indicated, impacting the consolidated statements of operations and comprehensive income (loss). The footnotes correspond to the error descriptions above:

	Consolidated Statement of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)	As Previously Reported	Adjustments		As Restated
Year Ended December 31, 2020
Net revenue - third parties	$553,409	$115	(b)	$553,524
Net revenue - related parties	13,423	(115)	(b)	13,308
Cost of revenue - third parties	453,706	94	(b)
		(454)	(d)	453,346
Cost of revenue - related parties	12,833	(94)	(b)	12,739
TOTAL COST OF REVENUE	466,539	(454)		466,085
GROSS PROFIT	100,293	454		100,747
Distribution, selling and administrative expenses	106,126	(476)	(a)
		454	(d)
		391	(e)
		(140)	(h)	106,355
Goodwill impairment loss	—	338,191	(g)	338,191
INCOME (LOSS) FROM OPERATIONS	(5,833)	(337,966)		(343,799)
Interest expense	(3,922)	(399)	(a)	(4,321)
Goodwill impairment loss	(338,191)	338,191	(g)	—
Other income	1,355	(119)	(c)
		(140)	(h)	1,096
Total other income (expense), net	(341,678)	337,533		(4,145)
INCOME (LOSS) BEFORE INCOME TAX	(347,512)	(432)		(347,944)
Income tax provision (benefit)	(4,831)	106	(j)	(4,725)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(342,681)	(538)		(343,219)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(342,974)	(538)		(343,512)
EARNINGS (LOSS) PER COMMON SHARE - BASIC	(6.58)	(0.01)		(6.59)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	(6.58)	(0.01)		(6.59)

	Consolidated Statement of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)	As Previously Reported	Reclass	Adjustments		As Restated
Year Ended December 31, 2019
Net revenue - third parties	$368,810	—	$61	(b)	$368,871
Net revenue - related parties	19,352	—	(61)	(b)	19,291
Cost of revenue - third parties	306,371	—	(1,040)	(d)	305,331
TOTAL COST OF REVENUE	324,954	—	(1,040)		323,914
GROSS PROFIT	63,208	—	1,040		64,248
Distribution, selling and administrative expenses	54,931	—	128	(a)
			1,040	(d)
			(78)	(h)	56,021
INCOME (LOSS) FROM OPERATIONS	8,277	—	(50)		8,227
Interest income	419	(419)	—		—
Interest expense	(1,661)	—	(86)	(a)	(1,747)
Other income	1,057	419	43	(c)
			(78)	(h)	1,441
Total other income (expense), net	(185)	—	(121)		(306)
INCOME (LOSS) BEFORE INCOME TAX	8,092	—	(171)		7,921
Income tax provision (benefit)	2,197	—	244	(j)	2,441
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	5,896	—	(416)		5,480
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	5,390	—	(416)		4,974
EARNINGS (LOSS) PER COMMON SHARE - BASIC	0.22	—	(0.04)		0.18
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	0.22	—	(0.04)		0.18
Note: Amounts presented in the "Reclass" column above represent reclassifications to conform the prior year financial statements to the current year presentation.
The following tables summarize the effect of the restatements on each category of cash flow for the periods ended as indicated, impacting the consolidated statements of cash flows:

	Consolidated Statement of Cash Flows
(In thousands)	As Previously Reported	Adjustment		As Restated
Year Ended December 31, 2020
Net cash provided by operating activities	$44,131	$1,562	(a)	$45,693
Net cash used in investing activities	(94,411)	—		(94,411)
Net cash provided by financing activities	45,323	(1,562)	(a)	43,761

	Consolidated Statement of Cash Flows
(In thousands)	As Previously Reported	Adjustment		As Restated
Year ended December 31, 2019
Net cash provided by operating activities	$4,667	$141	(a)	$4,808
Net cash provided by investing activities	2,775	—		2,775
Net cash provided by financing activities	1,607	(141)	(a)	1,466

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
As Previously Reported
Balance at 12/31/2019	53,050,211	$5	(905,115)	$(12,038)	$599,617	$15,824	$603,408	$4,249	607,657
Net (loss) income	—	—	—	—	—	(342,974)	(342,974)	293	(342,681)
Escrow shares transferred to and recorded as treasury stock	—	—	(231,685)	—	—	—	—	—	—
Retirement of treasury stock	(1,136,800)	—	1,136,800	12,038	(12,038)	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	(175)	(175)
Balance at 12/31/2020	51,913,411	$5	—	$—	$587,579	$(327,150)	$260,434	$4,367	$264,801

Restatement Impacts
Balance at 12/31/2019	—	—	—	—	—	(741)	(741)	—	(741)
Net (loss) income	—	—	—	—	—	(538)	(538)	—	(538)
Escrow shares transferred to and recorded as treasury stock	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at 12/31/2020	—	$—	—	$—	$—	$(1,279)	$(1,279)	$—	$(1,279)

As Restated
Balance at 12/31/2019 (As Restated)	53,050,211	$5	(905,115)	$(12,038)	$599,617	15,083	602,667	$4,249	606,916
Net (loss) income (as restated)	—	—	—	—	—	(343,512)	(343,512)	293	(343,219)
Escrow shares transferred to and recorded as treasury stock	—	—	(231,685)	—	—	—	—	—	—
Retirement of treasury stock	(1,136,800)	—	1,136,800	12,038	(12,038)	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	(175)	(175)
Balance at 12/31/2020 (As Restated)	51,913,411	$5	—	$—	$587,579	$(328,429)	$259,155	$4,367	$263,522

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
As Previously Reported
Balance at 12/31/2018	22,167,486	$2	—	$—	$22,920	$10,434	$33,356	$1,105	34,461
Net income	—	—	—	—	—	5,390	5,390	506	5,896
Exercise of stock options	182,725	—	—	—	—	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	—	—	(905,115)	(12,038)	—	—	(12,038)	—	(12,038)
Acquisition of B&R Global by issuance of common stock	30,700,000	3	—	—	576,697	—	576,700	2,941	579,641
Distribution to shareholders	—	—	—	—	—	—	—	(303)	(303)
Balance at 12/31/2019	53,050,211	$5	(905,115)	$(12,038)	$599,617	$15,824	$603,408	$4,249	$607,657

Restatement Impacts
Balance at 12/31/2018	—	—	—	—	—	(325)	(325)	—	(325)
Net (loss) income	—	—	—	—	—	(416)	(416)	—	(416)
Exercise of stock options	—	—	—	—	—	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	—	—	—	—	—	—	—	—	—
Acquisition of B&R Global by issuance of common stock	—	—	—	—	—	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at 12/31/2019	—	$—	—	$—	$—	$(741)	$(741)	$—	$(741)

As Restated
Balance at 12/31/2018 (As Restated)	22,167,486	$2	—	$—	$22,920	10,109	33,031	$1,105	34,136
Net income (as restated)	—	—	—	—	—	4,974	4,974	506	5,480
Exercise of stock options	182,725	—	—	—	—	—	—	—	—
Buyback of common stock from a shareholder in exchange for notes receivable	—	—	(905,115)	(12,038)	—	—	(12,038)	—	(12,038)
Acquisition of B&R Global by issuance of common stock	30,700,000	3	—	—	576,697	—	576,700	2,941	579,641
Distribution to shareholders	—	—	—	—	—	—	—	(303)	(303)
Balance at 12/31/2019 (As Restated)	53,050,211	$5	(905,115)	$(12,038)	$599,617	$15,083	$602,667	$4,249	$606,916

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the financial statements of HF Group, its subsidiaries and FUSO Trucking LLC ("FUSO") and the Staffing Agencies, which the Company has determined to be VIEs that requires consolidation. All inter-company balances and transactions have been eliminated upon consolidation.
Variable Interest Entities
GAAP provides guidance on the identification of VIEs and financial reporting for entities over which control is achieved through means other than voting interests. The Company evaluates each of its interests in an entity to determine whether or not the investee is a VIE and, if so, whether the Company is the primary beneficiary of such VIE. In determining whether the Company is the primary beneficiary, the Company considers if the Company (1) has power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receives the economic benefits of the VIE that could be significant to the VIE. If deemed the primary beneficiary, the Company consolidates the VIE. See Note 3 - Variable Interest Entities for additional information.
Noncontrolling Interests
GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of operations and comprehensive income (loss).
On May 28, 2021, the Company purchased the remaining 33.33% noncontrolling equity interests in Kirnland Food Distribution, Inc. ("Kirnland") for $5.0 million, making Kirnland a wholly-owned subsidiary. In accordance with ASC 810, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. No gain or loss was recognized. As a result of this transaction, noncontrolling interests and additional paid-in capital were reduced by $1.1 million and $3.9 million, respectively.
As of December 31, 2021 and 2020, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interests as of December 31, 2021	December 31, 2021	December 31, 2020
Kirnland	—%	$—	$1,385
HF Foods Industrial, LLC ("HFFI")	40.00%	462	—
Min Food, Inc.	39.75%	1,363	889
Monterey Food Service, LLC	35.00%	453	460
Ocean West Food Services, LLC	32.50%	1,763	1,633
Total		$4,041	$4,367

Uses of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, inventory reserves, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, impairment of long-term investments, impairment of goodwill, the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations, realization of deferred tax assets, uncertain income tax positions, the liability for self-insurance and stock-based compensation.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or shorter as cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in checks issued not presented for payment in current liabilities in the consolidated balance sheets.
Accounts Receivable, net
Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for doubtful accounts based on a combination of factors. When the Company is aware of a customer’s inability to meet its financial obligation, a specific allowance for doubtful accounts is recorded, reducing the receivable to the net amount the Company reasonably expects to collect. In addition, allowances are recorded for all other receivables based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of December 31, 2021 and 2020, allowances for doubtful accounts were $0.8 million and $0.9 million, respectively.
Inventories
The Company’s inventories, consisting mainly of food and other foodservice-related products, are considered finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash consideration received from vendors, primarily in the form of rebates. The Company adjusted its inventory balance for slow-moving, excess and obsolete inventories to the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated useful lives
Automobiles	3 to 7 years
Buildings and improvements	7 to 39 years
Furniture and fixtures	4 to 10 years
Machinery and equipment	3 to 10 years
Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of operations and comprehensive income (loss) in distribution, selling and administrative expenses.

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
The Company estimates the fair value of assets acquired and liabilities assumed in a business combination. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive income (loss).
Transaction costs associated with business combinations are expensed as incurred, and are included in distribution, selling and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The results of operations of the businesses that the Company acquired are included in the Company’s consolidated financial statements from the date of acquisition.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired.
The Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350 (“ASC 350”), Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2021, the Company has one reporting unit. See Note 8 - Goodwill and Acquired Intangible Assets for additional information.
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated Useful Lives
Non-competition agreement	3 years
Tradenames	10 years
Customer relationships	10 to 20 years

Long term Investments
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
Investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or control are accounted for using the equity method of accounting in accordance with ASC Topic 323 (“ASC 323”), Investments-Equity Method and Joint Ventures. Under the equity method, the Company initially records its investment at cost, which is included in the equity method investment on the consolidated balance sheets. The Company subsequently adjusts the carrying amount of the investment to recognize the Company’s proportionate share of each equity investee’s net income or loss into earnings after the date of investment. The Company evaluates the equity method investments for impairment under ASC 323. An impairment loss on the equity method investments is recognized in earnings when the decline in value is determined to be other-than-temporary.
The Company did not record any impairment loss on its long term investments during the years ended December 31, 2021, 2020 and 2019.
Impairment of Long-lived Assets
The Company assesses its long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets or asset group exceeds their fair value. The Company did not record any impairment loss on its long-lived assets during the years ended December 31, 2021, 2020 and 2019.
Insurance and Claim Costs
The Company maintains workers compensation and general liability insurance with licensed insurance carriers. Beginning in April 2020, the Company is self-insured for auto claims less than $100,000 per claim. Insurance and claims expense represent premiums the Company paid and the accruals made for claims within the Company’s self-insured retention amounts. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company's policy limits.
The Company establishes reserves for anticipated losses and expenses related to auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the liability, the Company specifically reviews all known claims and records a liability based upon the Company’s best estimate of the amount to be paid. In making the estimate, the Company considers the amount and validity of the claim, as well as the Company’s past experience with similar claims. In establishing the reserve for claims incurred but not reported, the Company considers its past claims history, including the length of time it takes for claims to be reported to the Company. These reserves are periodically reviewed and adjusted to reflect the Company’s experience and updated information relating to specific claims. As of December 31, 2021 and 2020, the Company has recorded a self-insurance liability of $1.0 million and $0.4 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Revenue Recognition
The Company recognizes revenue from the sale of products when control of each product passes to the customer and the customer accepts the goods, which occurs at delivery. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.
The Company follows ASC Topic 606 ("ASC 606"), Revenue from Contracts with Customers. The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The Company’s revenue streams are recognized at a specific point in time.
For the years ended December 31, 2021, 2020 and 2019, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.
The following table presents the Company's net revenue disaggregated by principal product categories:

($ in thousands)	Year Ended December 31, 2021
Asian Specialty	$236,489	29%
Commodity	49,728	6%
Fresh Produce	103,168	13%
Meat and Poultry	214,504	27%
Packaging and Other	69,187	9%
Seafood	123,808	16%
Total	$796,884	100%
Due to system constraints prior to the year ended December 31, 2021, the Company did not present net revenue by principal product categories.
Cost of Revenue
Cost of revenue primarily includes inventory costs (net of vendor consideration, primarily in the form of rebates), inbound freight, customs clearance fees and other miscellaneous expenses.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses consist primarily of salaries and benefits for employees and contract laborers, trucking and fuel expenses for deliveries, utilities, maintenance and repair expenses, insurance expenses, depreciation and amortization expenses, selling and marketing expenses, professional fees and other operating expenses.
Shipping and Handling Costs
Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $50.2 million, $32.1 million and $43.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and includes estimates for labor associated with shipping and handling activities.

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
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2021, the Company does not have a deferred tax asset valuation allowance.
The Company records uncertain tax positions in accordance with ASC Topic 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 14 - Income Taxes for additional information.
The Company adopted ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, on January 1, 2021. ASU 2019-12 is intended to simplify various aspects related to managerial accounting for income taxes. The adoption had no material impact on the Company's consolidated financial statements.
Leases
The Company accounts for leases following ASC 842, Leases ("ASC 842"). As of December 31, 2021, the balances for operating lease right-of-use ("ROU") assets and liabilities were $11.7 million and $11.7 million, respectively. As of December 31, 2020, the balances for operating lease ROU assets and liabilities were $1.5 million and $1.5 million, respectively. See Note 12 - Leases for additional information.
The Company determines if an arrangement is a lease at inception and also considers classification of leases as operating or finance. Operating leases are included in operating lease ROU assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under finance leases, and obligations under finance leases, non-current on the consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company's variable lease payments primarily consist of real estate, maintenance and usage charges.
The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term. The Company has also elected to combine lease and non-lease components when measuring lease liabilities for vehicle and equipment leases.
Fair Value of Financial Instruments
The Company follows the provisions of ASC Topic 820 ("ASC 820"), Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:
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
The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, checks issued not presented for payment and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.
The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments and the consistency in market conditions since the loans were entered into. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2021, the carrying value of the fixed rate debt was $15.0 million and the fair value was $12.2 million. The variable and fixed rate debt are both classified as Level 2.
Of the $15.0 million of fixed rate debt, $4.5 million is related to the Company’s promissory note payable to related party, $2.5 million is attributable to real estate term loans with East West Bank, $2.7 million is attributable to vehicle and equipment term loans with Bank of America, $4.5 million is attributable to loans with First Horizon Bank, and $0.8 million is attributable to vehicle loans with other financial institutions.
Please refer to Note 11 - Long-Term Debt and Note 15 - Related Party Transactions for additional information regarding the Company's debt.
Please refer to Note 9 - Derivative Financial Instruments for additional information regarding the fair value of the Company's derivative financial instruments which are classified as Level 2.
Derivative Financial Instruments
In accordance with the guidance in ASC Topic 815 ("ASC 815"), Derivatives and Hedging, derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("IRS") contracts as hedges for accounting treatment. Pursuant to GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the consolidated statements of operations and comprehensive income (loss). Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.

Supplemental Cash Flow Information

	Year Ended December 31,
(In thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Supplemental disclosure of cash flow data:
Cash paid for interest	$3,177	$4,124	$1,521
Cash paid for income taxes	9,527	804	2,677

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$10,983	$339	$19,065
Property acquired via a finance lease	8,947	1,376	6,287
Notes payable related to property and equipment purchases	257	2,529	1,080
Notes receivable sold to shareholder in exchange of common stock	—	—	12,038
Common stock issued for consideration of acquisition of B&R Global	—	—	576,697
Common stock issued for consideration of acquisition of Great Wall Group	14,541	—	—
Deferred consideration from Great Wall Acquisition	17,330	—	—
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	—	7,000	—

Concentrations and Credit Risk
Credit risk
Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.
Concentration risk
There were no receivables from any one customer representing more than 10% of the Company’s consolidated gross accounts receivable at December 31, 2021 and 2020. No single customer accounted for 10% or more of the Company's consolidated net revenue for the years ended December 31, 2021, 2020 and 2019.
Segment Reporting
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. In 2021, former co-CEO Zhou Min Ni resigned, and Xiao Mou Zhang assumed the role of sole CEO and sole Chief Operating Decision Maker ("CODM"). The Company reassessed how the CODM makes operational decisions and assesses performance and concluded it has one operating and reporting segment. Management, including the CODM, reviews operating results and makes resource allocations on a consolidated basis and thus the Company has concluded it has one operating and reportable segment. Previously the Company had two reportable segments. Management has revised its segment disclosure for earlier periods accordingly.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date has been extended to fiscal years beginning after December 15, 2022. The Company will adopt this ASU within the annual reporting period ending as of December 31, 2022. The Company is currently assessing the impact of adopting this standard, but based upon its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022 with an effective date of January 1, 2022, because as of December 31, 2022 the Company will no longer be an emerging growth company. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted ASU 2020-04 during 2021. The ASU has not and is currently not expected to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires an acquirer to, at the date of acquisition, recognize and measure the acquired contract assets and contract liabilities acquired in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date. The Company is in the process of assessing the impact of this ASU on its future consolidated financial statements, but does not expect it to have a material impact.

NOTE 3 - VARIABLE INTEREST ENTITIES
The Company has five VIEs for which the Company is not the primary beneficiary and therefore does not consolidate, and 14 VIEs for which the Company is the primary beneficiary and consolidates. The VIEs are summarized as follows:
•Unconsolidated VIEs (collectively "Unconsolidated VIEs"):
•Revolution Industry, LLC (“Revolution Industry”) – Supplier of goods (until March 2021)
•Revolution Automotive – Acquirer of luxury vehicles (until September 2019)
•UGO USA, Inc. (“UGO”) – Supplier of online goods, customer, and lessee (until April 2021)
•BRGR
•AnHeart, Inc.

•Consolidated VIEs (collectively "Consolidated VIEs"):
•FUSO
•13 staffing agencies (collectively, the “Staffing Agencies”) – Suppliers of staffing services:
•Anfu, Inc.
•Anshun, Inc.
•Chen Enterprises (until December 2020)
•Georgia Kam (until December 2020)
•Inchoi, Inc.
•Malways, Inc.
•Rousafe
•S&P
•SNP
•Suntone
•THLI, Inc. (until December 2020)
•THLR, Inc. (until December 2020)
•TWRR, Inc. (until December 2020)

Consolidated VIEs
FUSO
FUSO was established solely to provide exclusive trucking services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIEs’ activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is the primary beneficiary. The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows are immaterial.
Staffing Agencies
The Staffing Agencies were set up by an employee of the Company, or their relatives, and provided temporary labor services exclusively to the Company at the direction of the Company. There were no other substantive business activities of the Staffing Agencies. There were immaterial assets held, or liabilities owed by the Staffing Agencies and immaterial equity. The Company has determined it is the primary beneficiary for the Staffing Agencies as it controlled how and when the labor force would be utilized. The Company consolidates the Staffing Agencies, recognizing compensation expense within distribution, selling, and administrative expenses in the consolidated statements of operations and comprehensive income (loss), and the related accrued expenses in the consolidated balance sheets. The Company did not have any guarantees, commitments or other forms of financing to the Staffing Agencies. As of December 31, 2021, the Company no longer has involvement with any of the Staffing Agencies.
Unconsolidated VIEs
See Note 12 - Leases for additional information on AnHeart.
Revolution Industry, Revolution Automotive and UGO
Revolution Industry was established to produce egg roll mix for the Company and to create and provide funding to Revolution Automotive. Revolution Automotive was set up to acquire luxury vehicles for the benefit of the former Co-CEO (Mr. Ni) and his son. UGO was originally designed to be an online marketplace for various Asian goods. Revolution Industry, Revolution Automotive and UGO were thinly capitalized and were not able to finance their activities without additional subordinated support. The former Co-CEO's (Mr. Ni) son, as sole equity holder of Revolution Industry and Revolution Automotive, had unilateral control over the ongoing activities of Revolution Industry and Revolution Automotive and significantly benefited from their operations. Therefore, the Company is not the primary beneficiary for Revolution Industry and Revolution Automotive. The former Co-CEO (Mr. Ni) and certain family members, as equity holders of UGO, had unilateral control over the ongoing activities of UGO and significantly benefited from its operations. Therefore, the Company is not the primary beneficiary for UGO.
Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities, which is included in Accounts receivable – related parties. The Company did not have any guarantees, commitments, or other forms of financing with these entities. Related party transactions with Revolution Industry and UGO are disclosed in Note 15 - Related Party Transactions.
Below is a summary of purchases of goods and services from the unconsolidated VIEs and related parties:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revolution Industry	$190	$2,362	$2,823
UGO	212	644	724
Total Unconsolidated VIEs	$402	$3,006	$3,547

The Company recognized the following activity with UGO:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Sales	$—	$66	$75
Other income	7	42	43
Total - UGO	$7	$108	$118
BRGR
The Company determined BRGR to be a VIE. BRGR was established to hold real estate for rent primarily for the Company and BRGR was financed primarily through this rental income and proceeds from the real estate loan for which the Company was guarantor. The Company was not the primary beneficiary of BRGR as the Company did not have the power to direct or control the activities which most significantly influenced the performance of BRGR. On January 17, 2020, the Company acquired 100% equity membership interests of certain real estate subsidiaries of BRGR, as discussed in Note 7 - Acquisitions. The Company also entered into the Second Amended Credit Agreement, as discussed in Note 10 - Line of Credit, which removed BRGR as a guarantor of its revolving credit facility and as a borrower under its real estate term loans. Related party transactions with BRGR related parties is disclosed in Note 15 - Related Party Transactions.
For the period from January 1, 2020 through January 17, 2020 and the period from November 4, 2019 through December 31, 2019, the Company recorded rent expense of $0.2 million and $0.8 million, respectively, related to its lease agreements with the realty subsidiaries of BRGR, which is included in distribution, selling, and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, the Company was a guarantor of BRGR and its subsidiaries’ mortgage-secured real estate term loan, which had an unpaid principal balance of $53.3 million. As of January 17, 2020, the Company had no remaining involvement with BRGR.
AnHeart
AnHeart was previously a subsidiary of the Company designed to sell traditional Chinese medicine, sold to a third-party in February 2019. As discussed in Note 12 - Leases, after the sale, the Company continued to provide a guarantee for all rent and related costs associated with two leases of AnHeart in Manhattan, New York. The Company has determined that AnHeart is a VIE as a result of the guarantee. However, the Company concluded it was not the primary beneficiary of AnHeart because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. Please refer to Note 12 - Leases for additional information regarding the Company's maximum exposure to loss to AnHeart.
The Company did not have any sales to or rental income from any of the other VIEs during the three years ended December 31, 2021.
NOTE 4 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
		(As Restated)
Accounts receivable	$37,121	$25,759
Less: allowance for doubtful accounts	(840)	(909)
Accounts receivable, net	$36,281	$24,850

Movement of allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Beginning balance	$909	$624	$658
Increase (decrease) in provision for doubtful accounts	(433)	1,338	(5)
Recovery/(write off)	364	(1,053)	(29)
Ending balance	$840	$909	$624

NOTE 5 - LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

($ in thousands)	Ownership as of December 31, 2021	December 31, 2021	December 31, 2020
Asahi Food, Inc. ("Asahi")	49%	$662	$577
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total		$2,462	$2,377
The investment in Tamron is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. There was no impairment during the years ended December 31, 2021, 2020 and 2019 for these investments.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
		(As Restated)
Automobiles	$31,577	$31,206
Buildings	68,998	71,285
Building improvements	19,004	9,807
Furniture and fixtures	211	224
Land	51,412	52,126
Machinery and equipment	14,114	13,583
Subtotal	185,316	178,231
Less: accumulated depreciation	(39,408)	(35,523)
Property and equipment, net	$145,908	$142,708
Depreciation expense was $8.1 million, $8.0 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 7 - ACQUISITIONS
Acquisition of B&R Global
On November 4, 2019, HF Group acquired 100% of the controlling interest of B&R Global, in exchange for 30,700,000 shares of HF Group Common Stock. The aggregate fair value of the consideration paid by HF Group in the Business Combination was $576.7 million based on the closing share price of the Company’s common stock at the date of Closing.
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using quoted market prices, discounted cash flow, and estimates made by management.
Purchase Price Allocation
The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Amount
Cash	$7,018
Accounts receivable, net	30,935
Accounts receivable - related parties, net	3,394
Inventories, net	56,452
Other current assets	2,333
Other current assets - related parties	498
Advances to suppliers, net	98
Property and equipment, net	11,043
Deposit	280
Deposit – related parties	591
Long-term investments	2,289
Right-of-use assets	17,792
TANGIBLE ASSETS ACQUIRED	132,723

Line of credit	35,568
Accounts payable	24,884
Accounts payable - related parties	1,528
Bank overdraft	12,082
Accrued expenses	779
Other payables	186
Other payables – related party	733
Customer deposits	39
Long-term debt	3,284
Lease liabilities	17,792
Deferred tax liabilities arising from acquired intangible assets	51,414
TANGIBLE LIABILITIES ASSUMED	148,289
NET TANGIBLE LIABILITIES ASSUMED	(15,566)

Identifiable intangible assets	188,503
Goodwill	406,703
INTANGIBLE ASSETS ACQUIRED	595,206

Noncontrolling interests	2,941
Total consideration	$576,699

The Company recorded acquired intangible assets of $188.5 million, which were valued at fair value using Level 3 inputs. These intangible assets include tradenames valued at $29.3 million and customer relationships valued at $159.2 million. The associated goodwill and intangible assets are not deductible for tax purposes.
Unaudited Supplemental Pro Forma Financial Information
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

(In thousands, except per share data)	Year Ended December 31, 2019
Pro forma net revenue	$828,046
Pro forma net income	$6,800	(1)
Pro forma net income attributable to HF Group	$5,662	(1)

Pro forma earnings per common share - basic and diluted	$0.11

Pro forma weighted average shares - basic and diluted	53,293,566
____________
(1) Includes intangibles asset amortization expense of $10.9 million for the year ended December 31, 2019.
Acquisition of Real Estate Companies
On January 17, 2020, the Company acquired 100% equity membership interest in nine subsidiaries of BRGR, which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana (the "Realty Acquisition").
Then Co-CEO (and current CEO) of the Company, Xiao Mou Zhang ("Mr. Zhang"), managed and owned an 8.91% interest in BRGR. The total purchase price of the transaction was $101.3 million for which financing was provided by JPMorgan Chase Bank, N.A. ("JPMorgan"), as Administrative Agent, and certain lender parties hereto, including Comerica Bank under an Amended and Restated Credit Agreement ("Credit Agreement"). The terms of which are set forth below, and the lender parties thereto relied upon the appraisals in determining to provide such financing. Based in part on the foregoing, the special transactions committee, composed of the Company’s independent directors, reviewed and approved the transaction and the related financing on behalf of HF Group’s board.
Consideration for the acquisition was funded by (1) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 11 - Long-Term Debt for additional information), (2) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to BRGR maturing on January 17, 2030, and (3) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released BRGR from its obligations to the lenders under the First Amended Credit Agreement and predecessor financing arrangements.
The Company noted that the majority of the assets acquired was concentrated in a group of similar assets, land and buildings, for the same purpose of warehousing and distribution. As such, the Realty Acquisition was deemed as an asset acquisition under ASC 805-10-55, and the total purchase price was allocated on a relative fair value basis to the net assets acquired.
The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Amount
Cash	$266
Automobile	34
Prepaids	39
Land	48,734
Buildings	53,564
Total assets acquired	102,637

Accounts payable and accrued expenses	1,367
Total liabilities assumed	1,367
Net assets acquired	$101,270
Acquisition of Great Wall Group
On December 30, 2021, the Company executed an Asset Purchase Agreement with Great Wall Seafood Supply Inc., a Texas Corporation; Great Wall Restaurant Supplier Inc., an Ohio Corporation, and First Mart Inc., an Illinois Corporation (collectively the “Great Wall Group”) to purchase substantially all of the operating assets of the Great Wall Group’s seafood and restaurant products sales, marketing, and distribution businesses (the “Great Wall Acquisition”). The acquisition was completed as part of the Company’s strategy to develop a national footprint through expansion into the Midwest, Southwest and Southern regions of the United States.
The final aggregate price for the purchased assets was $43.7 million with $30.8 million paid in cash at closing and the issuance of 1,792,981 shares of common stock of the Company (based on a 60-day VWAP of $7.36), with a fair value of $12.9 million based on the share price of $8.11 per share at closing and an 11.5% discount due to a lock-up restriction. In addition to the closing cash payment, the Company separately acquired all of the Sellers’ saleable product inventory, for approximately $24.3 million of which approximately $6.8 million was paid during the year ended December 31, 2021 and $17.4 million was recorded in accounts payable on the consolidated balance sheets as of December 31, 2021. The Company also acquired additional vehicles for approximately $0.2 million. As such, the total acquisition price for all operating assets and inventory was approximately $68.2 million.
The Company accounted for these transactions under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. For the year ended December 31, 2021, transaction costs for the acquisition totaled $0.9 million and were reflected in distribution, selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using a combination of quoted market prices, discounted cash flow, and other estimates made by management.

Purchase Price Allocation
The following table presents the allocation of the total consideration paid to acquire the assets and liabilities of the Great Wall Group:

(In thousands)	Amount
Inventory	$24,728
Property plant, and equipment	1,537
Intangible assets	30,145
Total assets acquired	56,410

Goodwill	11,745
Total consideration	$68,155
The Company recorded acquired intangible assets of $30.1 million, which included tradenames and trademarks of $10.5 million, customer relationships of $17.2 million and non-competition agreements of $2.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach using Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 11.5% to 14.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes. See Note 8 - Goodwill and Acquired Intangible Assets for additional information on acquired intangibles in the Great Wall Acquisition.
Since the Great Wall Acquisition occurred on December 30, 2021, the amounts of revenue and earnings of the Great Wall Group included in the Company’s consolidated statement of operations and comprehensive income (loss) from the acquisition date to December 31, 2021 were immaterial. Due to the New Year's Eve holiday, there were no revenue generating operations on December 31, 2021.
Unaudited Supplemental Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma results for the years ended December 31, 2021 and 2020, respectively, as if the Great Wall Acquisition had been consummated on January 1, 2020. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Pro forma net revenue	$982,712	$673,884
Pro forma net income attributable to HF Group	$29,901	$(345,858)

Pro forma earnings (loss) per common share - basic	$0.56	$(6.42)
Pro forma earnings (loss) per common share - diluted	$0.56	$(6.42)

Pro forma weighted average shares - basic	53,706,392	53,888,566
Pro forma weighted average shares - diluted	53,809,020	53,888,566
Sealand Acquisition
Subsequent to December 31, 2021, on April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand Food, Inc. ("Sealand") including equipment, machinery and vehicles. The acquisition was completed to expand the Company's territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

The price for the purchased assets was $20.0 million paid in cash at closing. In addition to the closing cash payment, the Company separately acquired all of the Sellers' saleable product inventory, for approximately $14.4 million and additional fixed assets for approximately $0.5 million. The Company is in the process of finalizing its purchase accounting, which relates to the valuation of acquired inventory and intangible assets, which may impact the valuation of goodwill.
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence.
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using a combination of quoted market prices, discounted cash flows, and other estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, not to exceed one year as permitted under ASC 805.
Preliminary Purchase Price Allocation
The Company has performed an initial allocation of the total consideration paid to acquire the assets and liabilities of Sealand, as set forth below:

(In thousands)	Amount
Inventory	$13,846
Property plant, and equipment	1,424
Right-of-use assets	127
Intangible assets	14,717
Total assets acquired	30,114

Obligations under operating leases	127
Total liabilities assumed	127
Net assets	29,987
Goodwill	4,861
Total consideration	$34,848
The Company recorded acquired intangible assets of $14.7 million, which were measured at fair value using Level 3 inputs. These intangible assets include tradenames and trademarks of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2019	$406,703
Impairment loss	(338,191)
Balance at December 31, 2020	68,512
Acquisition of Great Wall Group	11,745
Balance at December 31, 2021	$80,257
The Company recorded approximately $406.7 million of goodwill in 2019 resulting from the completion of the business combination with B&R Global and approximately $11.7 million of goodwill resulting from the completion of the business combination with the Great Wall Group in 2021. The Company's policy is to test goodwill for impairment annually in the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price.
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
Towards the end of first quarter of fiscal year 2020, the Company experienced significant decline in business volume due to mandatory stay-at-home orders issued by governmental authorities in response to the intensification of the COVID-19 pandemic. The Company determined that the B&R Global reporting unit was very sensitive to these declines and that it was more-likely-than-not that an impairment may exist. The Company, therefore, performed an analysis of the fair value of the B&R Global reporting unit as of March 31, 2020 using a discounted cash flow method for goodwill impairment testing purposes. Based upon the analysis, the Company concluded that the carrying value of its B&R Global reporting unit exceeded its fair value by approximately $338.2 million. As a result, the Company recorded the amount as an impairment loss during the first quarter of fiscal year 2020.
The Company estimated the fair value of the B&R Global reporting unit using the income approach, discounting projected future cash flows based upon management’s expectations of the current and future operating environment. The calculation of the impairment charge included substantial fact-based determinations and estimates including weighted average cost of capital ("WACC"), future revenue, profitability, perpetual growth rates and fair values of assets and liabilities. The fair value conclusions as of March 31, 2020 for the reporting unit were highly sensitive to changes in the WACC, which considered as observable data for publicly traded companies, an estimated market participant’s expectations about capital structure and risk premiums. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. The Company also observed that the WACC applied on March 31, 2020 increased significantly from the original WACC value as of the acquisition date, mainly driven by the increased risk and volatility observed in the market. Volatility had primarily been due to concerns about demand for food distribution services, as restaurant activity in much of the country had been reduced to takeout and delivery offerings. Continued uncertainty about the removal or perpetuation of these restrictions and levels of consumer spending cause ongoing volatility.

Due to structural changes at the Company during 2021, there is only one reporting unit at December 31, 2021. The Company performed a qualitative goodwill impairment assessment and concluded no impairment was required to be recorded during the year ended December 31, 2021. No impairment was recorded during the year ended December 31, 2019.
Acquired Intangible Assets
In connection with the Great Wall Acquisition, HF Group acquired $30.1 million of intangible assets, primarily representing a non-competition agreement, tradenames and customer relationships, which have an estimated amortization period of approximately 3 years, 10 years, and 10 years, respectively. In connection with the acquisition of B&R Global, HF Group acquired $188.5 million of intangible assets, primarily representing tradenames and customer relationships which have an estimated amortization period of 10 and 20 years, respectively.
The components of the intangible assets are as follows:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$2,407	$—	$2,407	$—	$—	$—
Tradenames	39,833	(6,349)	33,484	29,303	(3,419)	25,884
Customer relationships	176,408	(17,247)	159,161	159,200	(9,286)	149,914
Total	$218,648	$(23,596)	$195,052	$188,503	$(12,705)	$175,798
The Company evaluated possible triggering events that would indicate long-lived asset impairment assessment and concluded no impairment was required during the year ended December 31, 2021. No impairment was recorded for the years ended December 31, 2020 and 2019.
HF Group’s amortization expense for acquired intangible assets was $10.9 million in 2021, $10.9 million in 2020 and $1.8 million in 2019. The estimated future amortization expense for intangible assets is presented below:

(In thousands)	Amount
Year ending December 31,
2022	$14,466
2023	14,466
2024	14,466
2025	13,664
2026	13,664
Thereafter	124,326
Total	$195,052

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 10 - Line of Credit and Note 11 - Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.
On August 20, 2019, HF Group entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.1 million and $2.6 million, respectively. The EWB IRS contracts were entered into in conjunction with two mortgage term loans of corresponding amounts that were priced at USD 1-month LIBOR plus 2.25% per annum for the entire duration of the term loans. The EWB IRS contracts fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Group entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. The term loan was contracted at USD 1-month LIBOR plus 2.15% per annum, but was fixed at 4.25% per annum resulting from the corresponding BOA IRS contract. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to Secured Overnight Financing Rate ("SOFR") + 2.5%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.
On June 24, 2020, HF Group entered into a forward starting IRS contract with JPMorgan Chase Bank (the "JPM IRS") for a fixed $80.0 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure.
On March 3, 2021, the Company unwound the JPM IRS. The contract was unwound with a view that 1-month LIBOR will continue to remain low in the foreseeable future despite the spike at the long end of the yield curve. The Company recorded a gain of approximately $0.7 million during the year ended December 31, 2021.
The Company evaluated the above mentioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned IRS contracts are accounted for and recognized as a change in fair value of IRS contracts in the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2021 and December 31, 2020, the Company has determined that the fair value of the interest rate swap obligations was $0.3 million and $1.0 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The IRS are classified as Level 2 liabilities.

NOTE 10 - LINE OF CREDIT
On November 4, 2019, the Company entered into a credit agreement with JPMorgan Chase Bank, NA. (the “JPM Credit Agreement”). The JPM Credit Agreement provided for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. The revolving credit facility carried a floating interest rate that was pegged to the 1-month London Inter-bank Offered Rate ("LIBOR") plus 1.375% per annum and was collateralized by all assets of the Company and was also guaranteed by certain subsidiaries of the Company. The JPM Credit Agreement was later superseded by a Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) as described below. On January 17, 2020, the Company and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement.
On December 30, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, as amended, provides for (i) a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), (ii) mortgage-secured term loan of $75.6 million, (described in Note 11 - Long-Term Debt) and (iii) amendment in the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate ("SOFR") plus a credit adjustment of 0.1% (difference between LIBOR and SOFR) plus 1.375% per annum.
The existing revolving credit facility balance under the Second Amended Credit Agreement, was rolled over to the Revolving Facility on December 30, 2021. On the same day, the Company utilized an additional $33.3 million drawdown from the Revolving Facility to fund the Great Wall Acquisition. The Second Amended Credit Agreement, as amended, contains certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. The outstanding principal balance on the line of credit as of December 31, 2021 was $55.3 million.
As of December 31, 2021, the Company was in compliance with its covenants. Subsequent to December 31, 2021, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023.
Subsequent to December 31, 2021, on March 31, 2022, the Company amended the JPM Credit Agreement extending the Revolver Facility for 5 years, with a maturity date of November 4, 2027. The amendment provides for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum.

NOTE 11 - LONG-TERM DEBT
Long-term debt at December 31, 2021 and 2020 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at December 31, 2021			December 31,
					2021	2020
Bank of America (a)	February 2022 - December 2029	3.73%	‑	5.80%	$5,134	$5,905
BMO Harris Bank N.A.(b)	April 2022 - January 2024	5.96%	‑	5.99%	115	280
East West Bank (c)	August 2027 - September 2029	4.25%	‑	4.40%	5,994	6,802
First Horizon Bank (d)	October 2027	3.85%			4,571	4,773
J.P. Morgan Chase (e)	February 2023 - January 2030	2.03%	‑	2.10%	70,832	74,688
Peoples United Bank (b)	December 2022 - January 2023	7.44%	‑	7.53%	387	725
Other finance institutions (b)	July 2022 - March 2024	3.90%	‑	18.37%	335	477
Total debt					87,368	93,650
Less: current portion					(5,557)	(5,641)
Long-term debt					$81,811	$88,009
_______________
(a)Loan balance consists of real estate term loan, equipment term loans, and vehicle term loans. Collateral is provided by one real property owned by R&N Charlotte, LLC ("RNCH"), specific equipment and vehicles owned by HFFI, RNCH, and B&B Trucking Services, Inc.. On December 19, 2021, RNCH entered into the Second Amendment to Loan Agreement. The real estate term is pegged to TERM SOFR + 2.5%.
(b)Secured by vehicles.
(c)Real estate term loans with East West Bank are collateralized by four real properties owned by R&N Holdings, LLC (“R&N Holdings”), a wholly-owned subsidiary of the Company, and NSF. The loan to R&N Holdings is guaranteed by four wholly-owned subsidiaries of the Company, Han Feng, Inc. (“Han Feng”), Truse Trucking, Inc. (“TT”), Morning First Delivery, Inc. (“MFD”), and R&N Lexington, L.L.C. (“R&N Lexington”), a wholly-owned subsidiary of the Company. The loan to R&N Lexington is guaranteed by four wholly-owned subsidiaries of the Company, Han Feng, TT, MFD, and R&N Holdings. The NSF loans are guaranteed by the Company. The R&N Holdings and R&N Lexington loans are also guaranteed by Mr. Ni and spouse. Balloon payments of $1.8 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(d)Guaranteed by Han Feng and the Company and also secured by a real property owned by HG Realty, LLC ("HG"). Balloon payment for this debt is $3.1 million at maturity.
(e)Real estate term loan with a principal balance of $69.8 million as of December 31, 2021, and a maturity date of January 17, 2030 is secured by assets held by nine subsidiaries of the Company. Equipment term loan with a principal balance of $1.0 million as of December 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements.
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of December 31, 2021, the Company was in compliance with its covenants. Subsequent to December 31, 2021, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023.
Subsequent to December 31, 2021, on March 31, 2022, the Company amended the JPM Credit Agreement extending the Real Estate Term Loan for 5 years. The amendment provides for a $115.0 million Real Estate Term Loan with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum.
The future maturities of long-term debt as of December 31, 2021 are as follows:

(In thousands)	Amount
Year ending December 31
2022	$5,557
2023	4,518
2024	3,999
2025	4,016
2026	4,047
Thereafter	65,231
Total	$87,368

NOTE 12 - LEASES
The Company leases office space, warehouses and vacant land under non-cancelable operating leases, with terms typically ranging from one to thirty years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment with various expiration dates through 2050. The Company determines whether an arrangement is or includes an embedded lease at contract inception.
Operating and finance lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment. Variable lease costs were insignificant in the years ended December 31, 2021, 2020 and 2019.
Operating Leases
The components of lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Operating lease cost	$967	$785	$1,287
Short-term lease cost	$1,699	$1,424	$325
Weighted Average Remaining Lease Term (Months)
Operating leases	56	40	52

Weighted Average Discount Rate
Operating leases	3.9%	5.6%	3.4%

	Year Ended December 31,
(In thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Operating cash flows from operating leases	$822	$799	$1,332
Finance Leases
The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Finance leases cost:		(As Restated)	(As Restated)
Amortization of ROU assets	$2,416	$1,978	$560
Interest on lease liabilities	820	492	196
Total finance leases cost	$3,236	$2,470	$756
Supplemental cash flow information related to finance leases was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
		(As Restated)	(As Restated)
Operating cash flows from finance leases	$701	$492	$196

Supplemental balance sheet information related to leases was as follows:

($ in thousands)	December 31, 2021	December 31, 2020
Finance leases		(As Restated)
Property and equipment, at cost	$18,412	$9,540
Accumulated depreciation	(5,127)	(2,739)
Property and equipment, net	$13,285	$6,801

Weighted Average Remaining Lease Term (Months)
Finance leases	215	45

Weighted Average Discount Rate
Finance leases	5.8%	6.5%
Maturities of lease liabilities were as follows:

	Operating Leases
(In thousands)	Related Party	Third Party	Total	Finance Leases
Year Ending December 31,
2022	$303	$2,827	$3,130	$3,031
2023	312	2,621	2,933	2,457
2024	321	2,300	2,621	1,714
2025	331	2,207	2,538	1,080
2026	—	2,070	2,070	739
Thereafter	—	—	—	17,230
Total Lease Payments	1,267	12,025	13,292	26,251
Less: Imputed Interest	(90)	(1,469)	(1,559)	(12,301)
Total	$1,177	$10,556	$11,733	$13,950
On December 14, 2021, the Company signed an office lease in City of Industry, California effective January 1, 2022 consisting of approximately 5,700 square feet and payments totaling $0.2 million per year with a term of five years.
AnHeart
On July 2, 2018, AnHeart, a former wholly-owned subsidiary of the Company, entered into two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. The Company provided a corporate guaranty for all rent and related costs of the leases, including costs associated with the planned construction of a two-story structure at 273 Fifth Avenue and rehabilitation of the building at 275 Fifth Avenue. The Company originally entered into the leases with the purpose of expanding its product lines to Chinese herbal supplements, and to utilize the sites to develop into a central location for such products. The Company subsequently decided to cease this business expansion in early 2019.
On February 23, 2019, the Company executed an agreement to divest all of its ownership interest in AnHeart, however, the divestment did not release the Company’s guaranty of AnHeart’s obligations or liabilities under the original lease agreements. Under the terms of the sale of AnHeart stock, and in consideration of the Company’s ongoing guaranty of AnHeart’s performance of the lease obligations, AnHeart granted to the Company a security interest in all AnHeart assets, together with a covenant that the Company will be assigned the leases to be exercised if AnHeart defaults on the original lease agreements. In addition, AnHeart tendered an unconditional guaranty of all AnHeart liabilities arising from the leases, in favor of the Company, executed by Minsheng Pharmaceutical Group Company, Ltd. (“Minsheng”), a Chinese manufacturer and distributor of herbal medicines.

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the Lease Agreement. The Company agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations.
Subsequent to December 31, 2021, on January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng.
In accordance with ASC 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes approximately $8.0 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 12 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments.
Subsequent to December 31, 2021, the Company recorded a one-time lease guarantee expense and liability of $5.9 million using a discount rate of 4.55%.

NOTE 13 - EARNINGS (LOSS) PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 21,288 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the year ended December 31, 2021 because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the years ended December 31, 2020 and 2019. The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
($ in thousands, except share and per share data)	2021	2020	2019
Numerator:		(As Restated)	(As Restated)
Net income (loss) attributable to HF Foods Group Inc.	$22,145	$(343,512)	$4,974
Denominator:
Weighted-average common shares outstanding	51,918,323	52,095,585	27,113,288
Effect of dilutive securities	173,499	—	—
Weighted-average dilutive shares outstanding	52,091,822	52,095,585	27,113,288
Earnings (loss) per common share:
Basic	$0.43	$(6.59)	$0.18
Diluted	$0.43	$(6.59)	$0.18

NOTE 14 - INCOME TAXES
The provision for income taxes of the Company for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:		(As Restated)	(As Restated)
Federal	$9,044	$1,245	$2,152
State	2,329	(54)	540
Current income taxes	11,373	1,191	2,692
Deferred income benefit:
Federal	(2,823)	(2,917)	(157)
State	(4,047)	(2,999)	(94)
Deferred income benefit:	(6,870)	(5,916)	(251)
Total provision (benefit) for income taxes	$4,503	$(4,725)	$2,441
The Company's effective income tax rates for the years ended December 31, 2021, 2020 and 2019 were 16.6%, 1.4% and 30.8%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Due to the changes in the Company's business activities, the Company has updated certain state filing methodologies and related state apportionment which resulted in a change in the state tax rate used in measuring deferred income taxes as of December 31, 2021. This change had a favorable impact on the Company's effective tax rate for the year ended December 31, 2021. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. The Company has no operations outside the U.S., as such, no foreign income tax was recorded.

Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:		(As Restated)
Allowance for doubtful accounts	$202	$443
Inventories	644	545
Federal net operating loss	—	102
State net operating loss	161	257
Equity compensation	132	—
Fair value change in interest rate swap contracts	67	245
Leases	6,065	1,767
Accrued expenses	662	67
Total deferred tax assets	7,933	3,426
Deferred tax liabilities:
Property and equipment	(5,400)	(4,144)
Intangible assets	(38,890)	(45,323)
Right of use assets	(2,949)	(284)
Equity investments	(149)	—
Total deferred tax liabilities	(47,388)	(49,751)
Net deferred tax liabilities	$(39,455)	$(46,325)
Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Federal statutory tax rate	21.0%	21.0%	21.0%
State statutory tax rate	5.8%	0.7%	4.0%
Impact of goodwill impairment loss – permanent difference	—%	(20.5)%	1.0%
U.S permanent difference	1.9%	—%	—%
Rate difference due to change in state filing method	(13.7)%	—%	—%
FIN 48 liability	0.6%	—%	3.6%
Other	1.0%	0.2%	1.2%
Effective tax rate	16.6%	1.4%	30.8%
The Company has no federal net operating loss ("NOL") carryovers and $1.8 million state NOL carryovers as of December 31, 2021. Approximately $0.2 million of state NOL carryovers will expire in 2033, and $0.1 million of state NOL carryovers will expire in 2040, and $1.5 million state NOL carryovers will expire in 2041. The rest of the state NOL carryovers can be carried forward indefinitely. The Company has approximately $1.5 million of California NOL carryovers generated in prior years. Due to California’s suspension of NOL carryover deduction for certain taxpayers, the Company cannot deduct NOL carryover in this period.

Unrecognized Tax Benefits

	Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Total unrecognized tax benefits on January 1,	$752	$646	$402
Decrease related to positions taken on items from prior years	—	—	—
Increase related to positions taken on items from prior years	—	—	—
Increase related to positions taken in the current year	—	106	244
Settlement of uncertain positions with tax authorities	—	—	—
Total unrecognized tax benefits on December 31,	$752	$752	$646
It is reasonably possible that $0.4 million of the total uncertain tax benefits will reverse within the next 12 months. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $0.8 million, $0.8 million and $0.6 million as of December 31, 2021, 2020 and 2019, respectively. Interest and penalty related to unrecognized tax benefits are reported in income tax expense, in the amount of $0.2 million as of December 31, 2021.
The Company is subject to taxation in the United States and various states. As of December 31, 2021, tax years for 2018 through 2020 are subject to examination by the tax authorities.

NOTE 15 - RELATED PARTY TRANSACTIONS
The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.
Mr. Zhou Min Ni (“Mr. Ni”) and Mr. Zhang were the Co-Chief Executive Officers as of December 31, 2020 and 2019. Mr. Ni subsequently resigned from all of his official posts on February 23, 2021. Mr. Zhang became the sole Chief Executive. Mr. Ni and his immediate family members are treated as related parties for purposes of this report because Mr. Ni is a principal holder of the Company's securities.
Revolution Industry, UGO and BRGR are also considered Unconsolidated VIEs as discussed further in Note 3 - Variable Interest Entities.
The related party transactions as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 are identified as follows:

Related Party Sales and Purchases Transactions
a.Purchases - related parties
Below is a summary of purchases of goods and services from related parties recorded for the years ended December 31, 2021 2020, and 2019, respectively:

			Year Ended December 31,
	(In thousands)	Nature	2021	2020	2019
				(As Restated)	(As Restated)
(a)	Allstate Trading Company, Inc.	Trade	$—	$309	$111
(b)	Best Food Services, LLC	Trade	8,341	5,830	2,136
(c)	Eagle Food Services, LLC	Trade	4	101	233
(a)	Eastern Fresh NJ, LLC	Trade	5,509	4,509	6,679
(a)	Enson Group, Inc. (formerly as Enson Group, LLC)	Trade	128	143	175
(a)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	—	—	182
(d)	First Choice Seafood, Inc.	Trade	322	455	2,093
(d)	Fujian RongFeng Plastic Co., Ltd	Trade	3,108	3,617	6,207
(e)	Hanfeng (Fujian) Information Technology Co., Ltd.	Service	—	997	3,033
(a)	Hanfeng Information Technology (Jinhua), Inc.	Service	122	1,135	—
(a)	N&F Logistics, Inc.	Trade	3	369	1,428
(f)	North Carolina Good Taste Noodle, Inc.	Trade	5,520	3,986	4,608
(a)	Ocean Pacific Seafood Group, Inc.	Trade	452	568	598
(g)	Revolution Industry, LLC	Trade	190	2,362	2,823
(a)	UGO USA, Inc.	Trade	212	644	724
(h)	Union Foods, LLC	Trade	—	1,247	9,003
	Other	Trade	133	90	355
	Total		$24,044	$26,362	$40,388
_______________
(a)Mr. Ni owns an equity interest in this entity.
(b)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(c)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(e)Mr. Ni previously owned an equity interest in this entity. Mr. Ni disposed of his equity interest on September 29, 2020. Purchases for the year ended December 31, 2021 were $0.6 million.
(f)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity. Mr. Zhou Min Ni previously owned an equity in this entity as of 12/31/2019. The Company has been informed by Mr. Zhou Min Ni that his equity interest was disposed of on 1/1/2020.
(g)Raymond Ni, one of Mr. Ni’s family members, owned an equity interest in this entity. On February 25, 2021, the Company executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). The Company acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase price paid to RIL. Going forward, the Company has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(h)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity. Anthony Zhang, one of Mr. Zhang's family member, owns an equity interest in this entity.
Services rendered by Hanfeng (Fujian) Information Technology Co. Ltd. relate to outsourced sales call center services. Fees for services are based on a percentage of sales generated as defined in the agreement. From time to time such services are subcontracted to Hanfeng Information Technologies (Jinhua), Inc.

b.Sales - related parties
Below is a summary of sales to related parties recorded for the years ended December 31, 2021, 2020 and 2019, respectively:

		Year Ended December 31,
	(In thousands)	2021	2020	2019
			(As Restated)	(As Restated)
(a)	ABC Food Trading, LLC	$2,642	$1,871	$416
(b)	Asahi	704	465	71
(c)	Best Food Services, LLC	792	337	—
(d)	Eagle Food Service, LLC	2,864	4,605	7,172
(e)	Eastern Fresh NJ, LLC	155	1,602	4,471
(e)	Enson Group, Inc. (formerly as Enson Group, LLC)	101	308	635
(e)	Enson Philadelphia, Inc.	—	126	142
(e)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	573	493	1,482
(f)	First Choice Seafood, Inc.	99	1,378	—
(f)	Fortune One Foods, Inc.	418	311	788
(e)	Heng Feng Food Services, Inc.	163	669	1,602
(e)	N&F Logistics, Inc.	531	1,027	2,365
	Others	13	116	147
	Total	$9,055	$13,308	$19,291
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(b)The Company, through its subsidiary MF, owns an equity interest in this entity.
(c)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(d)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns an equity interest in this entity.
(f)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
c.Lease Agreements - Related Parties
The Company leases various facilities to related parties.
The Company leased a facility to NC Noodle under an operating lease agreement expiring in 2024. Rental income for the years ended December 31, 2021, 2020 and 2019 was $42,000, $46,000 and $46,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss). The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to NC Noodle for $0.8 million and a gain of $0.5 million.
The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. Rental income for the years ended December 31, 2021, 2020 and 2019 was $7,000, $42,000 and $43,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).
The Company leased a facility to iUnited Services, LLC ("iUnited"), which has been determined to be a related party due to the equity ownership interest in iUnited of Mr. Jian Ming Ni, the Company's former Chief Financial Officer. Rental income for the years ended December 31, 2021 and 2020 was $50,000 and $25,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss). The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to iUnited for $1.5 million and a gain of $0.8 million.
The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement expiring on September 21, 2027. Rental income for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.5 million and $0.5 million, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss). Subsequent to December 31, 2021, on May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc., a related party, for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank.
The Company leased a production area to Revolution Industry, LLC under a $3,000 month-to-month lease agreement. Rental income recorded for the years ended December 31, 2021, 2020 and 2019 was $6,000, $39,000 and $33,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss). The lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021.
The Company leased warehouses from related parties owned by the majority shareholder of B&R Global prior to the Realty Acquisition on January 17, 2020. Before the Realty Acquisition, the CEO of the Company, Mr. Zhang, managed and owned 8.91% interest in BRGR. Rent incurred related to the BRGR related parties from January 1, 2020 to January 16, 2020 was $188,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss). Rent incurred to the BRGR related parties was $0.8 million for the year ended on December 31, 2019.
In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement expired on December 31, 2020. In February 2021, the Company executed a new 5-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $310,000, $120,000 and $120,000 for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in Distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of December 31, 2021 and 2020, respectively:

	(In thousands)	December 31, 2021	December 31, 2020
			(As Restated)
(a)	ABC Food Trading, LLC	$76	$19
(b)	Asahi	72	69
(c)	Eagle Food Service, LLC	16	697
(d)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	24	326
(e)	Fortune One Foods, Inc.	24	36
(d)	Heng Feng Food Services, Inc.	18	—
(d)	N&F Logistics, Inc.	—	113
(f)	North Carolina Good Taste Noodle, Inc.	15	8
	Others	4	1
	Total	$249	$1,269
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(b)The Company, through its subsidiary MF, owns an equity interest in this entity.
(c)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Ni owns an equity interest in this entity.
(e)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(f)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of December 31, 2021 and December 31, 2020.
b.Accounts payable - related parties
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2021 and 2020, respectively:

	(In thousands)	December 31, 2021	December 31, 2020
			(As Restated)
(a)	Best Food Services, LLC	$699	$589
(b)	Eastern Fresh NJ, LLC	581	428
(c)	Fujian RongFeng Plastic Co., Ltd	20	69
(d)	Hanfeng (Fujian) Information Technology Co., Ltd.	—	176
(b)	Hanfeng Information Technology (Jinhua), Inc.	—	107
(b)	Heng Feng Food Services, Inc.	—	116
(e)	North Carolina Good Taste Noodle, Inc.	595	558
(b)	UGO USA, Inc.	—	211
	Others	46	52
	Total	$1,941	$2,306
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefits of Mr. Zhang's children effective November 1, 2020.
(b)Mr. Ni owns an equity interest in this entity.
(c)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Ni previously owned an equity interest in this entity. Mr. Ni disposed of his equity interest on September 29, 2020. Accounts payable as of December 31, 2021 was $0.2 million.
(e)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity.

c.Advances to suppliers - related parties
The Company periodically provides purchase advances to various vendors, including the related party suppliers.
Below is a summary of advances to related party suppliers recorded as of December 31, 2021 and December 31, 2020, respectively:

	(In thousands)	December 31, 2021	December 31, 2020
(a)	Ocean Pacific Seafood Group, Inc.	$—	$7
(b)	Revolution Industry, LLC	—	190
	Total	$—	$197
_______________
(a)Mr. Ni owns an equity interest in this entity.
(b)Raymond Ni, one of Mr. Ni’s family members, owns an equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating and held for use assets for $0.3 million plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from Revolution at the time of transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
d.Promissory note payable - related party
The Company issued a $7.0 million Unsecured Subordinated Promissory Note ("Promissory Note") to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030. The Promissory Note issued to BRGR in January 2020 was part of the payment to acquire 100% equity membership interest in nine subsidiaries of BRGR (Refer to Note 7 - Acquisitions). The Promissory Note has no requirement to make principal repayments until maturity and there is no prepayment penalty should the Company elect to prepay the principal, in part or in full, prior to maturity, subject to meeting certain repayment provisions as defined in the JPM Credit Agreement. As of December 31, 2021 and 2020, the outstanding balance was $4.5 million and $7.0 million, respectively, and there was no accrued interest payable. Principal and interest payments were $2.9 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Subsequent to December 31, 2021, during the three months ended June 30, 2022, the Company paid the remaining $4.5 million of its related party promissory note payable.

e.Notes Receivable - Related Parties and Other
On September 30, 2019, the Company and Mr. Ni entered into a Loan Purchase and Sale Agreement (the "Loan Sale Agreement"). Pursuant to the Loan Sale Agreement, all outstanding notes receivable, having then a combined outstanding balance of $8.4 million ("Total Notes Receivable"), were sold to Mr. Zhou Min Ni in exchange for 632,746 shares of common stock of the Company, which shares were received and recorded in treasury stock by the Company. In connection with the sale of the above notes, the Company also required 208,806 additional shares of common stock of the Company owned by Mr. Ni to be placed in an escrow account for a period of one year until September 30, 2020 (the “Escrow Period”), which would then be delivered to the Company in part or in full, if the volume weighted average price ("VWAP") of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Escrow Period is less than $13.30.
On October 9, 2020, in accordance with the terms of the Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP was $10.59, and that, therefore, 161,966 of the Escrow Shares were transferred to and recorded as treasury stock by the Company and the remaining 46,840 Escrow Shares were returned to Mr. Ni. Following which, the Total Notes Receivable guaranteed by Mr. Ni was considered fully settled.
As of December 31, 2018, the Company had a promissory note agreement with Feilong Trading, Inc, ("Feilong"). Pursuant to the promissory note agreement, Feilong was permitted to borrow up to $4.0 million. The note bore interest at the rate of 5% per annum on the unpaid balance, compounded monthly. The Company’s former Chairman and Co-CEO, Zhou Min Ni agreed to personally guarantee the repayment of all outstanding balances relating to this note receivable.
On September 30, 2019, the Company and Mr. Ni entered into a Loan Purchase and Sale Agreement (the "Feilong Loan Sale Agreement"). Pursuant to the Feilong Loan Sale Agreement, the entire outstanding balance of $3.6 million owed by Feilong to the Company was sold to Mr. Ni in exchange for 272,369 shares of common stock of the Company, which shares were received and recorded as treasury stock by the Company. In connection with the sale of this note receivable, the Company also required 89,882 additional shares of the Company's common stock owned by Mr. Ni to be placed in an escrow account for a period of one year until September 30, 2020 (the “Feilong Escrow Period”), which would then be delivered to the Company in part or in full, if the VWAP of the Company’s common stock for the 250-trading-day period immediately preceding the expiration of the Feilong Escrow Period was less than $13.30.
On October 9, 2020, in accordance with the terms of the Feilong Loan Sale Agreement, the Company and Mr. Ni determined and agreed that the 250-day VWAP immediately preceding September 30, 2020 was $10.59, and consequently, 69,719 of the Escrow Shares were transferred to and recorded as treasury stock by the Company, and the remaining 20,163 Escrow Shares were returned to Mr. Ni. Following this event, the balance due from Feilong to the Company was considered fully settled.
The Company retired all treasury stock as of December 31, 2020.

NOTE 16 - STOCK-BASED COMPENSATION
The Company has a stock-based employee compensation plan, known as the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan allows for up to 3,000,000 shares of common stock reserved for issuance of awards to employees, non-employee directors, and consultants. The 2018 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property. The Company began issuing awards under the 2018 Incentive Plan in February 2021.
As of December 31, 2021, the Company had 352,920 time-based vesting restricted stock units (“RSUs”) outstanding, 143,278 performance-based restricted stock units (“PSUs”) outstanding, and 2,503,802 shares remaining available for future awards under the 2018 Incentive Plan.
RSUs granted to employees vest over time based on continued service (vesting over a period between one to three years in equal installments). PSUs granted to employees vest based on (i) the attainment of certain financial metrics, as defined by the Company's compensation committee (“Financial PSUs”) and (ii) total shareholder return of the Company’s common stock (“TSR PSUs”). Both types of PSUs vest over three equal installments beginning from April 1, 2022 to April 1, 2024 based on the performance metrics established for each year and also require continued service for vesting.

A summary of RSU and PSU activity for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	—	$—
Granted	355,242	5.22
Forfeited	2,322	5.17
Vested	—	—
Unvested RSUs at December 31, 2021	352,920	$5.22

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	—	$—
Granted	143,278	4.94
Forfeited	—	—
Vested	—	—
Unvested PSUs at December 31, 2021	143,278	$4.94
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the date preceding grant date. The fair value of the TSR PSUs are determined using a Monte Carlo simulation model.
The assumptions used to estimate the fair value of the TSR PSUs granted during the year ended December 31, 2021 and valued under the Monte Carlo simulation model were as follows:

2021 PSU Grants
Risk-free interest rate	0.32% - 0.34%
Expected dividend yield	—% - —%
Expected term (years)	2.56 - 2.73
Expected volatility (1)	64.26% - 65.74%
(1)Expected volatility is based on a 50/50 blending of (i) the average historical volatility of a select group of industry peers with a look-back period equal to the expected term, and (ii) the historical volatility of the Company with a look-back period of 1.17 years, the time from the valuation date to the date six months after the completion of the merger with B&R Global, using daily stock prices. The expected volatility of peer companies was 62.42% – 63.45%. The expected volatility of the Company's common stock was 66.10% – 68.03%.

The fair value of RSUs are amortized on a straight-line basis over the requisite service period for each award. For the PSUs, the Company recognizes stock-based compensation expense on a straight-line basis for each vesting tranche over the longer of the derived, explicit, or implicit service period for the vesting tranche. As of interim and annual reporting periods, the Financial PSUs stock-based compensation expense is adjusted based on expected achievement of performance targets, while TSR PSUs stock-based compensation expense is not adjusted. The Company recognizes forfeitures as they occur.
Stock-based compensation expense is included in distribution, selling and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss). The components of stock-based compensation expense for the year ended December 31, 2021 were as follows:

(In thousands)	Year Ended December 31, 2021
Stock-based compensation (RSUs) expense	$405
Stock-based compensation (PSUs) expense	230
Total stock-based compensation expense	$635

Tax benefit of stock-based compensation expense	$132
For the years ended December 31, 2020 and 2019 there was no stock-based compensation expense.
As of December 31, 2021, there was $1.8 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under 2018 Incentive Plan, with a weighted average remaining service period of 2.2 years. Of the total unrecognized compensation cost, $1.5 million is related to RSUs with time-based vesting provisions and $0.3 million is related to PSUs with performance and market-based vesting provisions.

NOTE 17 - EMPLOYEE BENEFIT PLAN
The Company sponsors a defined contribution plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, after six months of service, eligible employees may elect to defer up to 92% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. The Company matches 100% of the first 3% of the participant’s deferred compensation plus 50% of the amount contributed between 3% and 5% of the participant’s deferred compensation. 401(k) Plan participants vest in matching contributions received from the Company at the rate of 20% per year for each full year of service starting from their second year of service, such that the participants become 100% vested after six years of service. For the years ended December 31, 2021 and 2020, the Company expensed $240,000 and $25,000, respectively. There was no 401(k) plan implemented in 2019.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
As previously disclosed, in March 2020, an analyst report suggested certain improprieties in the Company’s operations. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). After the second putative stockholder class action was filed, the Class Actions were consolidated. On January 19, 2021, the Company and the director and officer defendants filed a Motion to Dismiss the consolidated Class Actions. On August 25, 2021, the Court granted the Motion to Dismiss with leave to amend the complaint. The Plaintiff elected not to amend his complaint, and the Court entered Judgment in favor of the Company and the director and officer defendants on September 20, 2021. The Court’s decision was not appealed, and the Class Actions are now closed.
The Company was likewise named a nominal defendant and certain of the Company's current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on June 15, 2020, in the United States District Court for the Central District of California. The complaint made similar allegations as the Class Actions and alleged violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A second virtually identical shareholder derivative lawsuit was filed on August 21, 2020 in the United States District Court for the District of Delaware. On November 19, 2020, the District Court for the District of Delaware transferred the second-filed derivative lawsuit to the District Court for the Central District of California. The shareholder derivative lawsuits were stayed pending the deadline to file a notice of appeal in the Class Actions. On November 5, 2021, the first of the two shareholder derivative lawsuits was dismissed voluntarily without prejudice by the plaintiff. On November 23, 2021, the second shareholder derivative lawsuit was dismissed by the Court on the basis of the parties’ stipulation of voluntary dismissal without prejudice.
In response to the allegations in the March 2020 analyst report, the Company's Board of Directors appointed the Special Investigation Committee to conduct an internal independent investigation with the assistance of counsel.
On May 20, 2022, the Board of Directors of HF Group received a letter from a purported stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Group engaged in misconduct and breached their fiduciary duties, and demands that HF Group investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of a shareholder derivative action that Bishop filed in August 2020 (the “Bishop Derivative Action”). On November 24, 2021, after the United States District Court for the Central District of California dismissed with prejudice a related securities class action, captioned Mendoza v. HF Foods Group Inc. et al., No. 2:20-cv-02929 (C.D. Cal.), the Bishop Derivative Action was voluntarily dismissed without prejudice.
On June 30, 2022, the Board of Directors of HF Group resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand in order to determine whether the Company should assert any claims against the current or former officers and directors.
On August 19, 2022, James Bishop filed a verified stockholder derivative complaint in the Court of Chancery of the State of Delaware (the “Delaware Action”), which asserts similar allegations to those set forth in the Bishop Demand. On September 21, 2022, Bishop and the Company filed a stipulation to stay the Delaware Action for 90 days, which the court granted on September 22, 2022. On December 20, 2022, Bishop and the Company filed a stipulation to extend the stay of the Delaware Action for an additional 60 days, which the court granted on December 21, 2022.
The Special Litigation Committee is in the process of analyzing and evaluating the claims alleged in the Bishop Demand and Delaware Action, and has not determined whether any claims should be asserted or the probability of recovery for such claims.
In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC. While the SEC investigation is ongoing, the Special Investigation Committee has made certain factual findings based on evidence adduced during the investigation and made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties.
As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been any demand made by the SEC nor is it possible to estimate the amount of any such fines and penalties, should they occur.

NOTE 19 - SUBSEQUENT EVENTS
See Note 7 - Acquisitions, regarding the Sealand Acquisition, Note 12 - Leases, regarding the Company's guarantee for the lease agreement for 275 Fifth Avenue, Note 10 - Line of Credit and Note 11 - Long-Term Debt, regarding the amendment of the Company's JPM Credit Agreement, effective March 31, 2022, and Note 15 - Related Party Transactions, regarding the related party promissory note payable as well as the Company's sale of a warehouse that was leased to a related party for subsequent events.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below present unaudited quarterly financial information and the footnotes correspond to the error descriptions in Note 1 - Organization, Business Description and Restatement of Previously Issued Consolidated Financial Statements, except for the following:
m.     The Company identified an error related to the timing and amount of stock-based compensation for restricted stock awards issued during 2021, impacting the quarterly periods within 2021.
n.     During the preparation of the September 30, 2021 financial statements, the Company identified errors in its accounting for the January 21, 2021 lease described in Note 12 – Leases as the 273 Lease Agreement. In its original accounting, the Company concluded that the lease was an operating lease and used an incorrect discount rate to calculate the right-of-use asset and obligations under operating lease liabilities balances. The Company subsequently changed the discount rate on the lease and reclassified the lease as a finance lease, as the present value of the future cash flows associated with the lease exceeded substantially all of the fair value of the property. The Company has adjusted the balances associated with the lease from operating lease right-of-use asset to property and equipment, net and from obligations under operating lease liabilities to obligations under finance leases in the quarterly financial statements for March 31, 2021 and June 30, 2021.

The following tables summarize the effect of the restatements on each affected financial statement line item as of the dates as indicated, impacting the unaudited condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
March 31, 2021
Property and equipment, net	$136,044	$—	$5,932	(a)
			7,793	(n)	$149,769
Operating lease right-of-use assets	15,993	—	353	(a)
			(13,676)	(n)	2,670
TOTAL ASSETS	500,798	—	402		501,200
Accounts payable	36,504	—	(520)	(k)	35,984
Accounts payable - related parties	1,473	—	520	(k)	1,993
Current portion of obligations under finance leases	277	—	1,852	(a)	2,129
Current portion of obligations under operating leases	637	—	62	(a)
			(7)	(n)	692
Accrued expenses and other liabilities	7,362	281	545	(e)
			791	(j)	8,979
Obligation under interest rate swap contracts	281	(281)			—
TOTAL CURRENT LIABILITIES	79,253	—	3,243		82,496
Obligations under finance leases, non-current	704	—	4,210	(a)
			7,854	(n)	12,768
Obligations under operating leases, non-current	15,460	—	303	(a)
			(13,764)	(n)	1,999
TOTAL LIABILITIES	234,247		1,846		236,093
Accumulated deficit	(325,627)	—	(142)	(a)
			(545)	(e)
			(791)	(j)
			34	(n)	(327,071)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	261,957	—	(1,444)		260,513
TOTAL SHAREHOLDERS' EQUITY	266,551	—	(1,444)		265,107
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	500,798	—	402		501,200

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
June 30, 2021
Property and equipment, net	$134,756	$—	$5,514	(a)
			7,728	(n)	147,998
Operating lease right-of-use assets	16,326	—	487	(a)
			(13,583)	(n)	3,230
TOTAL ASSETS	507,221	—	146		507,367
Accounts payable	41,669	—	(408)	(k)	41,261
Accounts payable - related parties	1,957	—	408	(k)	2,365
Current portion of obligations under finance leases	273	—	1,868	(a)	2,141
Current portion of obligations under operating leases	610	—	179	(a)
			(31)	(n)	758
Accrued expenses and other liabilities	5,123	393	700	(e)
			830	(j)	7,046
Obligation under interest rate swap contracts	393	(393)	—		—
TOTAL CURRENT LIABILITIES	89,959	—	3,546		93,505
Obligations under finance leases, non-current	631	—	3,839	(a)
			7,887	(n)	12,357
Obligations under operating leases, non-current	15,931	—	252	(a)
			(13,745)	(n)	2,438
TOTAL LIABILITIES	242,242	—	1,779		244,021
Accumulated deficit	(322,031)	—	(137)	(a)
			(700)	(e)
			(830)	(j)
			34	(n)	(323,664)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	261,697	—	(1,633)		260,064
TOTAL SHAREHOLDERS' EQUITY	264,979	—	(1,633)		263,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	507,221	—	146		507,367

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
September 30, 2021
Property and equipment, net	$141,740	$—	$5,197	(a)	$146,937
Operating lease right-of-use assets	2,551	—	459	(a)	3,010
TOTAL ASSETS	514,502	—	5,656		520,158
Accounts payable	42,044	—	(450)	(k)
			(180)	(l)	41,414
Accounts payable - related parties	2,500	—	450	(k)	2,950
Current portion of obligations under finance leases	270	—	1,879	(a)	2,149
Current portion of obligations under operating leases	687	—	112	(a)	799
Accrued expenses and other liabilities	3,841	341	854	(e)
			869	(j)	5,905
Obligation under interest rate swap contracts	341	(341)	—		—
TOTAL CURRENT LIABILITIES	97,803	—	3,534		101,337
Obligations under finance leases, non-current	8,449	—	3,482	(a)	11,931
Obligations under operating leases, non-current	2,011	—	222	(a)	2,233
TOTAL LIABILITIES	241,170	—	7,238		248,408
Additional paid-in capital	583,929	—	169	(m)	584,098
Accumulated deficit	(314,179)	—	(39)	(a)
			(854)	(e)
			(869)	(j)
			(169)	(m)	(316,110)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	269,755	—	(1,762)		267,993
Noncontrolling interest	3,577		180	(l)	3,757
TOTAL SHAREHOLDERS' EQUITY	273,332	—	(1,582)		271,750
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	514,502	—	5,656		520,158

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Adjustments		As Restated
March 31, 2020
Property and equipment, net	$139,941	$6,208	(a)	$146,149
Operating lease right-of-use assets	884	626	(a)	1,510
TOTAL ASSETS	521,412	6,834		528,246
Accounts payable	32,456	(375)	(f)	32,081
Current portion of obligations under finance leases	288	1,518	(a)	1,806
Current portion of obligations under operating leases	333	181	(a)	514
Accrued expenses and other liabilities	2,960	98	(e)
		375	(f)
		673	(j)	4,106
TOTAL CURRENT LIABILITIES	103,507	2,470		105,977
Obligations under finance leases, non-current	980	4,881	(a)	5,861
Obligations under operating leases, non-current	550	480	(a)	1,030
TOTAL LIABILITIES	253,567	7,831		261,398
Accumulated deficit	(324,060)	(226)	(a)
		(673)	(e)
		(98)	(j)	(325,057)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	263,524	(997)		262,527
TOTAL SHAREHOLDERS' EQUITY	267,845	(997)		266,848
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	521,412	6,834		528,246

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
June 30, 2020
Property and equipment, net	$139,273	$—	$6,159	(a)	$145,432
Operating lease right-of-use assets	785	—	592	(a)	1,377
TOTAL ASSETS	496,278	—	6,751		503,029
Accounts payable	30,373	—	(639)	(f)	29,734
Current portion of obligations under finance leases	293	—	1,604	(a)	1,897
Current portion of obligations under operating leases	300	—	178	(a)	478
Accrued expenses and other liabilities	3,530	1,337	195	(e)
			639	(f)
			699	(j)	6,400
Obligation under interest rate swap contracts	1,337	(1,337)	—		—
TOTAL CURRENT LIABILITIES	85,565	—	2,676		88,241
Obligations under finance leases, non-current	904	—	4,712	(a)	5,616
Obligations under operating leases, non-current	486	—	439	(a)	925
TOTAL LIABILITIES	232,747	—	7,827		240,574
Accumulated deficit	(328,119)	—	(182)	(a)
			(195)	(e)
			(699)	(j)	(329,195)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	259,465	—	(1,077)		258,388
TOTAL SHAREHOLDERS' EQUITY	263,531	—	(1,077)		262,454
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	496,278	—	6,751		503,029

	Condensed Consolidated Balance Sheet (Unaudited)
(In thousands)	As Previously Reported	Reclass	Adjustments		As Restated
September 30, 2020
Property and equipment, net	$138,107	$—	$5,798	(a)	$143,905
Operating lease right-of-use assets	694	—	554	(a)	1,248
TOTAL ASSETS	489,889	—	6,352		496,241
Accounts payable	33,685	—	(658)	(f)	33,027
Current portion of obligations under finance leases	293	—	1,629	(a)	1,922
Current portion of obligations under operating leases	264	—	175	(a)	439
Accrued expenses and other liabilities	5,212	1,357	293	(e)
			658	(f)
			726	(j)	8,246
Obligation under interest rate swap contracts	1,357	(1,357)	—		—
TOTAL CURRENT LIABILITIES	81,974	—	2,823		84,797
Obligations under finance leases, non-current	833	—	4,295	(a)	5,128
Obligations under operating leases, non-current	430	—	399	(a)	829
TOTAL LIABILITIES	226,754	—	7,517		234,271
Accumulated deficit	(328,743)	—	(146)	(a)
			(293)	(e)
			(726)	(j)	(329,908)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	258,841	—	(1,165)		257,676
TOTAL SHAREHOLDERS' EQUITY	263,134	—	(1,165)		261,969
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	489,889	—	6,352		496,241

The following tables summarize the effect of the restatements on each affected financial statement line item for the periods ended as indicated, impacting the consolidated statement of operations and comprehensive income (loss). Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

(In thousands)	Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited)
Three Months Ended March 31, 2021	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$28,127	$(81)	(a)
		154	(e)
		(4)	(h)
		(107)	(n)	28,089
INCOME (LOSS) FROM OPERATIONS	1,302	38		1,340
Interest expense	(742)	(88)	(a)
		(72)	(n)	(902)
Other income	440	(4)	(h)	436
Total other income (expense), net	1,129	(164)		965
INCOME (LOSS) BEFORE INCOME TAX	2,431	(126)		2,305
Income tax provision (benefit)	607	39	(j)	646
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	1,823	(165)		1,658
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	1,523	(165)		1,358

(In thousands)	Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited)
Three Months Ended June 30, 2021	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$29,904	$(109)	(a)
		154	(e)
		(45)	(h)
		(114)	(n)	$29,790
INCOME (LOSS) FROM OPERATIONS	5,230	114		5,344
Interest expense	(709)	(105)	(a)
		(114)	(n)	(928)
Other income	473	(45)	(e)	428
Total other income (expense), net	(348)	(264)		(612)
INCOME (LOSS) BEFORE INCOME TAX	4,882	(150)		4,732
Income tax provision (benefit)	1,377	39	(j)	1,416
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	3,505	(189)		3,316
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	3,596	(189)		3,407

(In thousands, except per share data)	Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited)
Six Months Ended June 30, 2021	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$58,030	$(191)	(a)
		309	(e)
		(49)	(h)
		(220)	(n)	$57,879
INCOME (LOSS) FROM OPERATIONS	6,532	151		6,683
Interest expense	(1,451)	(193)	(a)
		(186)	(n)	(1,830)
Other income	913	(49)	(h)	864
Total other income (expense), net	781	(428)		353
INCOME (LOSS) BEFORE INCOME TAX	7,313	(277)		7,036
Income tax provision (benefit)	1,984	78	(j)	2,062
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	5,329	(355)		4,974
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	5,120	(355)		4,765
EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.10	$(0.01)		$0.09
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.10	$(0.01)		$0.09

(In thousands)	Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited)
Three Months Ended September 30, 2021	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$30,972	$(262)	(a)
		154	(e)
		15	(h)
		169	(m)	$31,048
INCOME (LOSS) FROM OPERATIONS	10,940	(76)		10,864
Interest expense	(704)	(198)	(a)	(902)
Other income	558	15	(h)	573
Total other income (expense), net	(94)	(183)		(277)
INCOME (LOSS) BEFORE INCOME TAX	10,846	(259)		10,587
Income tax provision (benefit)	2,637	39	(j)	2,676
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	8,209	(298)		7,911
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	7,852	(298)		7,554

(In thousands, except per share data)	Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited)
Nine Months Ended September 30, 2021	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$89,001	$(673)	(a)
		463	(e)
		(33)	(h)
		169	(m)	$88,927
INCOME (LOSS) FROM OPERATIONS	17,473	74		17,547
Interest expense	(2,156)	(576)	(a)	(2,732)
Other income	1,470	(33)	(h)	1,437
Total other income (expense), net	685	(609)		76
INCOME (LOSS) BEFORE INCOME TAX	18,159	(536)		17,623
Income tax provision (benefit)	4,622	116	(j)	4,738
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	13,537	(652)		12,885
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	12,971	(652)		12,319
EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.25	$(0.01)		$0.24
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.25	$(0.01)		$0.24

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended March 31, 2020	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$141,904	$(262)	(d)	$141,642
TOTAL COST OF REVENUE	146,828	(262)		146,566
GROSS PROFIT	28,975	262		29,237
Distribution, selling and administrative expenses	29,407	(90)	(a)
		262	(d)
		98	(e)
		(20)	(h)	29,657
Goodwill impairment loss	—	338,191	(g)	338,191
INCOME (LOSS) FROM OPERATIONS	(432)	(338,179)		(338,611)
Goodwill impairment loss	(338,191)	338,191	(g)	—
Interest expense	(1,952)	(103)	(a)	(2,055)
Other income	406	(20)	(h)
		(119)	(c)	267
Total other income (expense), net	(339,737)	337,949		(1,788)
INCOME (LOSS) BEFORE INCOME TAX	(340,169)	(230)		(340,399)
Income tax provision (benefit)	(482)	26	(j)	(456)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(339,687)	(256)		(339,943)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(339,884)	(256)		(340,140)

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended June 30, 2020	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$80,707	$(192)	(d)	$80,515
TOTAL COST OF REVENUE	83,947	(192)		83,755
GROSS PROFIT	20,613	192		20,805
Distribution, selling and administrative expenses	25,093	(146)	(a)
		192	(d)
		98	(e)
		(20)	(h)	25,217
INCOME (LOSS) FROM OPERATIONS	(4,480)	68		(4,412)
Interest expense	(325)	(102)	(a)	(427)
Other income	265	(20)	(h)	245
Total other income (expense), net	(1,324)	(122)		(1,446)
INCOME (LOSS) BEFORE INCOME TAX	(5,804)	(54)		(5,858)
Income tax provision (benefit)	(1,489)	26	(j)	(1,463)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(4,314)	(80)		(4,394)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(4,059)	(80)		(4,139)

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Six months ended June 30, 2020	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$222,611	$(454)	(d)	$222,157
TOTAL COST OF REVENUE	230,776	(454)		230,322
GROSS PROFIT	49,588	454		50,042
Distribution, selling and administrative expenses	54,500	(236)	(a)
		454	(d)
		196	(e)
		(40)	(h)	54,874
Goodwill impairment loss	—	338,191	(g)	338,191
INCOME (LOSS) FROM OPERATIONS	(4,912)	(338,111)		(343,023)
Interest expense	(2,277)	(205)	(a)	(2,482)
Goodwill impairment loss	(338,191)	338,191	(g)	—
Other income	670	(40)	(h)	630
Total other income (expense), net	(341,061)	337,946		(3,115)
INCOME (LOSS) BEFORE INCOME TAX	(345,974)	(165)		(346,139)
Income tax provision (benefit)	(1,972)	52	(j)	(1,920)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(344,002)	(217)		(344,219)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(343,944)	(217)		(344,161)

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended September 30, 2020	As Previously Reported	Adjustments		As Restated
Distribution, selling and administrative expenses	$25,050	$(135)	(a)
		98	(e)
		(4)	(h)	$25,009
INCOME (LOSS) FROM OPERATIONS	113	41		154
Interest expense	(841)	(99)	(a)	(940)
Other income	270	(4)	(h)	266
Total other income (expense), net	(591)	(103)		(694)
INCOME (LOSS) BEFORE INCOME TAX	(478)	(62)		(540)
Income tax provision (benefit)	(81)	26	(j)	(55)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(397)	(88)		(485)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(624)	(88)		(712)

(In thousands, except per share data)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Nine months ended September 30, 2020	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$335,147	$(454)	(d)	$334,693
TOTAL COST OF REVENUE	345,531	(454)		345,077
GROSS PROFIT	74,751	454		75,205
Distribution, selling and administrative expenses	79,550	(371)	(a)
		454	(d)
		294	(e)
		(44)	(h)	79,883
Goodwill impairment loss	—	338,191	(g)	338,191
INCOME (LOSS) FROM OPERATIONS	(4,799)	(338,070)		(342,869)
Interest expense	(3,118)	(304)	(a)	(3,422)
Goodwill impairment loss	(338,191)	338,191	(g)	—
Other income	940	(44)	(h)	896
Total other income (expense), net	(341,653)	337,843		(3,810)
INCOME (LOSS) BEFORE INCOME TAX	(346,450)	(227)		(346,677)
Income tax provision (benefit)	(2,053)	78	(j)	(1,975)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(344,399)	(305)		(344,704)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(344,568)	(305)		(344,873)
EARNINGS (LOSS) PER COMMON SHARE - BASIC	$(6.61)	$(0.01)		$(6.62)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$(6.61)	$(0.01)		$(6.62)

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended March 31, 2019	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$57,725	$(242)	(d)	$57,483
TOTAL COST OF REVENUE	62,094	(242)		61,852
GROSS PROFIT	12,707	242		12,949
Distribution, selling and administrative expenses	10,365	493	(a)
		242	(d)
		(40)	(h)	11,060
INCOME (LOSS) FROM OPERATIONS	2,342	(453)		1,889
Interest expenses	(337)	(1)	(a)	(338)
Other income	285	(40)	(h)	245
Total other income (expense), net	100	(41)		59
INCOME (LOSS) BEFORE INCOME TAX	2,442	(494)		1,948
Income tax provision (benefit)	648	61	(j)	709
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	1,794	(555)		1,239
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	1,673	(555)		1,118
EARNINGS (LOSS) PER COMMON SHARE - BASIC	0.08	(0.03)		0.05
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	0.08	(0.03)		0.05

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended June 30, 2019	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$58,310	$(291)	(d)	$58,019
TOTAL COST OF REVENUE	62,206	(291)		61,915
GROSS PROFIT	12,512	291		12,803
Distribution, selling and administrative expenses	11,094	(74)	(a)
		291	(d)
		(1)	(h)	11,310
INCOME (LOSS) FROM OPERATIONS	1,418	75		1,493
Interest expenses	(388)	(5)	(a)	(393)
Other income	339	(1)	(h)	338
Total other income (expense), net	104	(6)		98
INCOME (LOSS) BEFORE INCOME TAX	1,522	69		1,591
Income tax provision (benefit)	461	61	(j)	522
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	1,061	8		1,069
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	1,023	8		1,031

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Six months ended June 30, 2019	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$116,036	$(533)	(d)	$115,503
TOTAL COST OF REVENUE	124,300	(533)		123,767
GROSS PROFIT	25,219	533		25,752
Distribution, selling and administrative expenses	21,459	419	(a)
		533	(d)
		(41)	(h)	22,370
INCOME (LOSS) FROM OPERATIONS	3,760	(378)		3,382
Interest expenses	(725)	(6)	(a)	(731)
Other income	624	(41)	(h)	583
Total other income (expense), net	203	(47)		156
INCOME (LOSS) BEFORE INCOME TAX	3,963	(425)		3,538
Income tax provision (benefit)	1,108	122	(j)	1,230
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	2,855	(547)		2,308
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	2,696	(547)		2,149
EARNINGS (LOSS) PER COMMON SHARE - BASIC	0.12	(0.02)		0.10
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	0.12	(0.02)		0.10

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Three months ended September 30, 2019	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$58,598	$(253)	(d)	$58,345
TOTAL COST OF REVENUE	63,506	(253)		63,253
GROSS PROFIT	12,193	253		12,446
Distribution, selling and administrative expenses	9,970	(106)	(a)
		253	(d)
		(28)	(h)	10,089
INCOME (LOSS) FROM OPERATIONS	2,223	134		2,357
Interest expenses	(482)	(7)	(a)	(489)
Other income	282	(28)	(h)	254
Total other income (expense), net	(86)	(35)		(121)
INCOME (LOSS) BEFORE INCOME TAX	2,137	99		2,236
Income tax provision (benefit)	607	61	(j)	668
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	1,529	39		1,568
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	1,348	39		1,387

(In thousands)	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited)
Nine months ended September 30, 2019	As Previously Reported	Adjustments		As Restated
Cost of revenue - third parties	$174,634	$(786)	(d)	$173,848
TOTAL COST OF REVENUE	187,807	(786)		187,021
GROSS PROFIT	37,412	786		38,198
Distribution, selling and administrative expenses	31,429	313	(a)
		786	(d)
		(69)	(h)	32,459
INCOME (LOSS) FROM OPERATIONS	5,983	(244)		5,739
Interest expenses	(1,206)	(13)	(a)	(1,219)
Other income	905	(69)	(h)	836
Total other income (expense), net	118	(82)		36
INCOME (LOSS) BEFORE INCOME TAX	6,101	(326)		5,775
Income tax provision (benefit)	1,716	183	(j)	1,899
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	4,385	(509)		3,876
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	4,045	(509)		3,536
EARNINGS (LOSS) PER COMMON SHARE - BASIC	0.18	(0.02)		0.16
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	0.18	(0.02)		0.16

The following tables summarize the effect of the restatements on each affected financial statement line item for the periods ended as indicated, impacting the condensed consolidated statements of cash flows. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 2021	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$10,568	$435	(a)	$11,003
Net cash used in investing activities	(440)	—		(440)
Net cash used in financing activities	(8,454)	(435)	(a)	(8,889)

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2021	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$13,270	$889	(a)	$14,159
Net cash used in investing activities	(5,595)	—		(5,595)
Net cash used in financing activities	(3,831)	(889)	(a)	(4,720)

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2021	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$10,158	$1,175	(a)	$11,333
Net cash used in investing activities	(6,444)	—		(6,444)
Net cash provided by financing activities	2,248	(1,175)	(a)	1,073

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 2020	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$18,628	$315	(a)	$18,943
Net cash used in investing activities	(94,073)	—		(94,073)
Net cash provided by financing activities	73,598	(315)	(a)	73,283

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2020	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$32,418	$756	(a)	$33,174
Net cash used in investing activities	(94,123)	—		(94,123)
Net cash provided by financing activities	55,732	(756)	(a)	54,976

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2020	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$44,311	$1,148	(a)	$45,459
Net cash used in investing activities	(94,254)	—		(94,254)
Net cash provided by financing activities	44,585	(1,148)	(a)	43,437

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 2019	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$2,521	$(111)	(a)	$2,410
Net cash used in investing activities	(1,380)	—		(1,380)
Net cash provided by financing activities	267	111	(a)	378

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2019	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$2,070	$(103)	(a)	$1,967
Net cash used in investing activities	(4,744)	—		(4,744)
Net cash provided by financing activities	4,157	103	(a)	4,260

(In thousands)	Condensed Consolidated Statement of Cash Flows (Unaudited)
Nine Months Ended September 30, 2019	As Previously Reported	Adjustment		As Restated
Net cash provided by operating activities	$443	$(92)	(a)	$351
Net cash used in investing activities	(4,799)	—		(4,799)
Net cash provided by financing activities	5,670	92	(a)	5,762

The following tables summarize the effect of the restatements on each affected financial statement line item for the periods ended as indicated, impacting the consolidated statements of changes in shareholders' equity. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
As Previously Reported
Balance at January 1, 2021	51,913,411	$5	$587,579	$(327,150)	$260,434	$4,367	$264,801
Net income	—	—	—	1,523	1,523	300	1,823
Distribution to shareholders	—	—	—	—	—	(73)	(73)
Balance at March 31, 2021	51,913,411	5	587,579	(325,627)	261,957	4,594	266,551

Restatement Impacts
Balance at January 1, 2021	—	—	—	(1,279)	(1,279)	—	(1,279)
Net (loss) income	—	—	—	(165)	(165)	—	(165)
Distribution to shareholders	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	—	(1,444)	(1,444)	—	(1,444)

As Restated
Balance at January 1, 2021 (as restated)	51,913,411	5	587,579	(328,429)	259,155	4,367	263,522
Net income (as restated)	—	—	—	1,358	1,358	300	1,658
Distribution to shareholders	—	—	—	—	—	(73)	(73)
Balance at March 31, 2021 (as restated)	51,913,411	$5	$587,579	$(327,071)	$260,513	$4,594	$265,107

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
As Previously Reported
Balance at March 31, 2021	51,913,411	$5	$587,579	$(325,627)	$261,957	$4,594	$266,551
Net (loss) income	—	—	—	3,596	3,596	(91)	3,505
Acquisition of noncontrolling interest	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Distribution to shareholders	—	—	—	—	—	(77)	(77)
Balance at June 30, 2021	51,913,411	5	583,723	(322,031)	261,697	3,282	264,979

Restatement Impacts
Balance at March 31, 2021	—	—	—	(1,444)	(1,444)	—	(1,444)
Net (loss) income	—	—	—	(189)	(189)	—	(189)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—
Balance at June 30, 2021	—	—	—	(1,633)	(1,633)	—	(1,633)

As Restated
Balance at March 31, 2021 (as restated)	51,913,411	5	587,579	(327,071)	260,513	4,594	265,107
Net (loss) income (as restated)	—	—	—	3,407	3,407	(91)	3,316
Acquisition of noncontrolling interest	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Distribution to shareholders	—	—	—	—	—	(77)	(77)
Balance at June 30, 2021 (as restated)	51,913,411	$5	$583,723	$(323,664)	$260,064	$3,282	$263,346

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
As Previously Reported
Balance at June 30, 2021	51,913,411	$5	$583,723	$(322,031)	$261,697	$3,282	$264,979
Net income	—	—	—	7,852	7,852	357	8,209
Distribution to shareholders	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	206	—	206	—	206
Balance at September 30, 2021	51,913,411	5	583,929	(314,179)	269,755	3,577	273,332

Restatement Impacts
Balance at June 30, 2021	—	—	—	(1,633)	(1,633)	—	(1,633)
Net (loss) income	—	—	—	(298)	(298)	—	(298)
Distribution to shareholders	—	—	—	—	—	180	180
Stock-based compensation	—	—	169	—	169	—	169
Balance at September 30, 2021	—	—	169	(1,931)	(1,762)	180	(1,582)

As Restated
Balance at June 30, 2021 (as restated)	51,913,411	5	583,723	(323,664)	260,064	3,282	263,346
Net income (as restated)	—	—	—	7,554	7,554	357	7,911
Distribution to shareholders	—	—	—	—	—	118	118
Stock-based compensation	—	—	375	—	375	—	375
Balance at September 30, 2021 (as restated)	51,913,411	$5	$584,098	$(316,110)	$267,993	$3,757	$271,750

	Common Stock		Treasury Stock				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount	Number of Shares		Amount
As Previously Reported
Balance at January 1, 2020	53,050,211	$5	(905,115)		$(12,038)		$599,617	$15,824	$603,408	$4,249	$607,657
Net (loss) income	—	—	—		—		—	(339,884)	(339,884)	197	(339,687)
Distribution to shareholders	—	—	—		—		—	—	—	(125)	(125)
Balance at March 31, 2020	53,050,211	5	(905,115)		(12,038)		599,617	(324,060)	263,524	4,321	267,845

Restatement Impacts
Balance at January 1, 2020	—	—	—		—		—	(741)	(741)	—	(741)
Net income (loss)	—	—	—		—		—	(256)	(256)	—	(256)
Distribution to shareholders	—	—	—		—		—	—	—	—	—
Balance at March 31, 2020	—	—	—		—	—	—	(997)	(997)	—	(997)

As Restated
Balance at January 1, 2020 (as restated)	53,050,211	5	(905,115)		(12,038)		599,617	15,083	602,667	4,249	606,916
Net (loss) income	—	—	—		—		—	(340,140)	(340,140)	197	(339,943)
Distribution to shareholders	—	—	—		—		—	—	—	(125)	(125)
Balance at March 31, 2020 (as restated)	53,050,211	$5	(905,115)	—	$(12,038)	—	$599,617	$(325,057)	$262,527	$4,321	$266,848

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount	Number of Shares	Amount
As Previously Reported
Balance at March 31, 2020	53,050,211	$5	(905,115)	$(12,038)	$599,617	$(324,060)	$263,524	$4,321	$267,845
Net loss	—	—	—	—	—	(4,059)	(4,059)	(255)	(4,314)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	53,050,211	5	(905,115)	(12,038)	599,617	(328,119)	259,465	4,066	263,531

Restatement Impacts
Balance at March 31, 2020	—	—	—	—	—	(997)	(997)	—	(997)
Net (loss) income	—	—	—	—	—	(80)	(80)	—	(80)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	—	—	—	—	—	(1,077)	(1,077)	—	(1,077)

As Restated
Balance at March 31, 2020 (as restated)	53,050,211	5	(905,115)	(12,038)	599,617	(325,057)	262,527	4,321	266,848
Net loss (as restated)	—	—	—	—	—	(4,139)	(4,139)	(255)	(4,394)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020 (as restated)	53,050,211	$5	(905,115)	$(12,038)	$599,617	$(329,196)	$258,388	$4,066	$262,454

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount	Number of Shares	Amount
As Previously Reported
Balance at June 30, 2020	53,050,211	$5	(905,115)	$(12,038)	$599,617	$(328,119)	$259,465	$4,066	$263,531
Net (loss) income	—	—	—	—	—	(624)	(624)	227	(397)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	53,050,211	5	(905,115)	(12,038)	599,617	(328,743)	258,841	4,293	263,134

Restatement Impacts
Balance at June 30, 2020	—	—	—	—	—	(1,077)	(1,077)	—	(1,077)
Net (loss) income	—	—	—	—	—	(88)	(88)	—	(88)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	—	—	—	—	—	(1,165)	(1,165)	—	(1,165)

As Restated
Balance at June 30, 2020 (as restated)	53,050,211	5	(905,115)	(12,038)	599,617	(329,196)	258,388	4,066	262,454
Net (loss) income	—	—	—	—	—	(712)	(712)	227	(485)
Distribution to shareholders	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020 (as restated)	53,050,211	$5	(905,115)	$(12,038)	$599,617	$(329,908)	$257,676	$4,293	$261,969

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
As Previously Reported
Balance at January 1, 2019	22,167,486	$2	$22,921	$10,434	$33,357	$1,104	$34,461
Net income	—	—	—	1,673	1,673	121	1,794
Distribution to shareholders	—	—	—	—	—	—	—
Balance at March 31, 2019	22,167,486	2	22,921	12,107	35,030	1,225	36,255

Restatement Impacts
Balance at January 1, 2019	—	—	—	(325)	(325)	—	(325)
Net (loss) income	—	—	—	(555)	(555)	—	(555)
Distribution to shareholders	—	—	—	—	—	—	—
Balance at March 31, 2019	—	—	—	(880)	(880)	—	(880)

As Restated
Balance at January 1, 2019 (as restated)	22,167,486	2	22,921	10,109	33,032	1,104	34,136
Net income	—	—	—	1,118	1,118	121	1,239
Distribution to shareholders	—	—	—	—	—	—	—
Balance at March 31, 2019 (as restated)	22,167,486	$2	$22,921	$11,227	$34,150	$1,225	$35,375

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
As Previously Reported
Balance at March 31, 2019	22,167,486	$2	$22,921	$12,107	$35,030	$1,225	$36,255
Net income	—	—	—	1,023	1,023	38	1,061
Distribution to shareholders	—	—	—	—	—	(90)	(90)
Balance at June 30, 2019	22,167,486	2	22,921	13,130	36,053	1,173	37,226

Restatement Impacts
Balance at March 31, 2019	—	—	—	(880)	(880)	—	(880)
Net (loss) income	—	—	—	8	8	—	8
Distribution to shareholders	—	—	—	—	—	—	—
Balance at June 30, 2019	—	—	—	(872)	(872)	—	(872)

As Restated
Balance at March 31, 2019 (as restated)	22,167,486	2	22,921	11,227	34,150	1,225	35,375
Net income	—	—	—	1,031	1,031	38	1,069
Distribution to shareholders	—	—	—	—	—	(90)	(90)
Balance at June 30, 2019 (as restated)	22,167,486	$2	$22,921	$12,258	$35,181	$1,173	$36,354

	Common Stock		Treasury Stock				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount	Number of Shares		Amount
As Previously Reported
Balance at June 30, 2019	22,167,486	$2	—		$—		$22,921	$13,130	$36,053	$1,173	$37,226
Net income	—	—	—		—		—	1,348	1,348	181	1,529
Exercise of stock options	182,725	—	—		—		—	—	—	—	—
Treasury stock	—	—	(905,115)		(12,038)		(12,038)	—	(24,076)	—	(24,076)
Distribution to shareholders	—	—	—		—		—	—	—	(90)	(90)
Balance at September 30, 2019	22,350,211	2	(905,115)		(12,038)		10,883	14,478	13,325	1,264	14,589

Restatement Impacts
Balance at June 30, 2019	—	—	—		—		—	(872)	(872)	—	(872)
Net (loss) income	—	—	—		—		—	39	39	—	39
Exercise of stock options	—	—	—		—		—	—	—	—	—
Treasury stock	—	—	—		—		—	—	—	—	—
Distribution to shareholders	—	—	—		—		—	—	—	—	—
Balance at September 30, 2019	—	—	—		—		—	(833)	(833)	—	(833)

As Restated
Balance at June 30, 2019 (as restated)	22,167,486	2	—		—		22,921	12,258	35,181	1,173	36,354
Net income	—	—	—		—		—	1,387	1,387	181	1,568
Exercise of stock options	182,725	—	—		—		—	—	—	—	—
Treasury stock	—	—	(905,115)		(12,038)		(12,038)	—	(24,076)	—	(24,076)
Distribution to shareholders	—	—	—		—		—	—	—	(90)	(90)
Balance at September 30, 2019 (as restated)	22,350,211	$2	(905,115)	—	$(12,038)	—	$10,883	$13,645	$12,492	$1,264	$13,756

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2021. Based on this evaluation, our principal executive officers and principal financial and accounting officers have concluded that as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position, results of operations and cash flow in conformity with GAAP.
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
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.
In connection with our review and the audit of our consolidated financial statements for the year ended December 31, 2020, we identified two material weaknesses that were reported previously, which continue to exist as of December 31, 2021. In addition, there were other material weaknesses identified during 2021 that exist as of December 31, 2021.
We did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) control activities, (4) information and communication, and (5) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. These deficiencies were primarily attributed to an insufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls.
Additionally, we did not have adequate selection and development of effective control activities, resulting in the following material weaknesses:
•Information Technology (IT) General Controls – We did not design and maintain effective information technology general controls over logical access and program change management for key IT systems. Specifically, access to certain key IT systems was not restricted between business and IT administration access privileges, resulting in improper segregation of duties for certain business processes. Additionally, management did not design effective controls to protect data security and maintain business sustainability.
•As a result of the material weakness related to IT general controls, we did not properly design or maintain effective controls over the relevance and quality of internal data used in the financial reporting process.
•We did not properly design or maintain effective controls over complex accounting, significant management estimates, and new accounting pronouncements, including but not limited to leases, related parties and variable interest entities.
•We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, we did not design and implement review controls with a sufficient precision to prevent or detect a material misstatement, and did not consistently perform independent reviews of journal entries or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosures.
As it relates to monitoring activities:
•We did not adequately perform timely and ongoing evaluations to ascertain whether components of internal control are present and functioning.
Due to the foregoing material weaknesses, management concluded that as of December 31, 2021, our internal control over financial reporting was ineffective.
In order to address and resolve the foregoing material weaknesses, we have begun to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including continuously hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements, formalizing our processes to generate documentation sufficient to support customer orders and purchase orders, and implementing controls to obtain documentation evidencing customer agreements to transaction amounts and account balances. System integrations on accounting and procurement software were substantially completed in March 2021. Operating on the same system strengthened our internal control over financial reporting and IT general controls by providing a single environment to perform operational and reporting functions.
The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to ongoing efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting for the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, apart from the material weaknesses discussed previously.

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers

Name	Age	Position
Xiao Mou Zhang	50	Chief Executive Officer
Xi Lin	34	Chief Operating Officer
Carlos Rodriguez	49	Chief Financial Officer
Christine Chang	40	General Counsel and Chief Compliance Officer
Xiao Mou Zhang (aka Peter Zhang) has served as Co-Chief Executive Officer and director since November 4, 2019 following the merger between the Company and B&R Global Holdings Inc. ("B&R Global"), and was promoted to sole Chief Executive Officer on February 23, 2021. From 2014 until the merger, he served as Chairman of the Board and a Director of B&R Global that was co-founded by Mr. Zhang and his partners, to consolidate the shareholdings of various operating entities across the Pacific and Mountain States regions. Mr. Zhang has well over 20 years of experience in the food distribution industry with extensive experience in sales, marketing, financing, acquisitions, inventory, logistics and distribution. Under Mr. Zhang’s leadership, B&R Global established a large supplier network and maintained long-term relationships with many major suppliers stemming from business relationships that were built up over the years. A large purchase volume and a centralized procurement process also allowed B&R Global favorable negotiating power with vendors that source high quality products at lower prices than many competitors.

Xi Lin (aka Felix Lin) has served as Chief Operating Officer since May 1, 2022. Mr. Lin also previously served as an independent director of the Company from November 2019 to April 2022. Mr. Lin has worked in a number of positions at Blue Bird Corporation since 2011 until his resignation on April 1, 2022. Prior to his resignation, he was Vice President of Human Resource and External Affairs, with responsibility for human resources, government relations, training and strategic relationships. He also held various other positions within Blue Bird Corporation in the Operations Management Department from 2015 to 2016, the Finance and Accounting Department in 2011 and from 2013 to 2015, and the Business Development Department in 2012. Mr. Lin received his B.A. in Accounting and Finance from the Eugene Stetson School of Business and Economics in Georgia, a Master’s degree in Accountancy from the J. Whitney Bunting College of Business in Georgia, and a Master’s degree in Business Administration from the University of North Carolina at Chapel Hill.

Carlos Rodriguez joined the Company as Chief Financial Officer on August 1, 2022. Mr. Rodriguez brings more than 25 years of finance and accounting experience across various industries, including technology, entertainment, restaurants, and life science. Most recently, Mr. Rodriguez served as Chief Accounting Officer and Vice President Corporate Finance for Generate Life Sciences, Inc., a $300 million high growth company. In that role, he led the Accounting, Finance, Financial Reporting, Treasury/Cash Management, Strategic and Financial Planning, M&A Due Diligence, and other financial responsibilities. Prior to Generate Life Sciences, Mr. Rodriguez served as Vice President of Accounting and Corporate Finance for California Pizza Kitchen, Inc. Mr. Rodriguez holds a Bachelor’s degree in Accounting and a Master’s of Business Administration degree from the University of Southern California and is also a Certified Public Accountant in the State of California.

Christine Chang has served as General Counsel and Chief Compliance Officer since September 8, 2021. Ms. Chang previously served as Vice President - Legal Affairs, Labor Relations and Litigation for Boyd Gaming Corp. From 2014 through August, 2020, she served in various capacities as Corporate Counsel, Litigation, Senior Corporate Counsel, Litigation, and Vice President and Chief Counsel, Litigation, for Caesars Entertainment, Inc. Ms. Chang also served as an associate at the law firm of Dentons LLP, from 2008 to 2013. Ms. Chang holds a Bachelor of Arts in Rhetoric from the University of California and a Juris Doctorate from Columbia University.

Directors

Name	Age	Position
Russell T. Libby	56	Independent Director and Chairman of the Board
Xiao Mou Zhang*	50	Director, Chief Executive Officer
Valerie Chase	40	Independent Director
Hong Wang	63	Independent Director
Prudence Kuai	67	Independent Director
*Information regarding Mr. Zhang is set forth above under Part III. Item 10 "Executive Officers".

Russell T. Libby has served as a director since July 1, 2020, and was elected Chairman of the Board on February 22, 2021. Mr. Libby held numerous positions of increasing responsibility within the leadership of Sysco Corp. from 2007 through 2019, most recently Executive Vice President - Administration and Corporate Secretary. Prior to his career with Sysco, he served as President, COFRA North America, and Vice President - Legal, for Good Energies, Inc., investment advisors to private equity and venture capital funds owned by COFRA Holding A.G., a Swiss international conglomerate. Mr. Libby began his career in 1991 as a corporate associate with Arnall Golden Gregory, LLP, a full-service law firm in Atlanta. In 1995, he joined Liuski International, Inc., a computer distribution and manufacturing company, as General Counsel, Vice President - Human Resources and Secretary. In 1988, he received his Bachelor of Arts degree in International Relations from the University of Virginia in Charlottesville and, in 1991, he earned a J.D. degree from Emory University School of Law in Atlanta.

Valerie Chase has served as a director since December 15, 2021. Most recently, from May, 2018 to September, 2021, Ms. Chase served as the Vice President, Chief Accounting Officer and Controller of Magnolia Oil & Gas Corporation, a Houston based, publicly traded oil & gas exploration and production company. From February, 2010 to May 2018, Ms. Chase served in roles of increasing responsibility with Apache Corporation, a Houston-based, publicly traded oil & gas exploration and production company, culminating in her role as the manager of accounting policy and financial controls. Ms. Chase’s experience also includes four years with Ernst & Young LLP, achieving senior auditor capacity, from September, 2005 to November, 2009. Ms. Chase holds a Bachelor of Economics degree and a Master of Accounting degree from the University of Michigan in Ann Arbor and is also a Certified Public Accountant in the State of Texas.

Hong Wang has served as a director of HF Group since December, 2019. Dr. Wang was previously a member of the Board of Directors of the Company from August 22, 2018 through November 1, 2019. Dr. Wang has served as a Professor of Management Information Systems at North Carolina A&T State University since 2005 and a Visiting Professor at Yunnan University of Finance and Economics in China since June, 2012, Dalian Maritime University in China since June, 2012, and Henan Polytechnic University in China since June, 2015. Dr. Wang has over 30 years of university teaching experience and has taught Management Sciences, Operations Research, Optimization, Business Environment, Management Concepts, Strategic Management, and Engineering Economy, in addition to various Information Systems courses at both graduate and undergraduate levels. Dr. Wang is active in professional and community services. He has served in multiple cities in the US for several terms as President of local Chinese Associations, on various boards, as a principal of Chinese schools, as session chair of academic conferences, and as a journal referee. He also helped several Chinese universities to establish international programs in collaboration with U.S. universities. Dr. Wang received his Ph.D. in Management Information Systems/Decision Sciences from Ohio State University.

Prudence Kuai has served as a director since January 2023. Ms. Kuai has most recently served as Chief Information Officer for Akumin/Alliance Imaging Company, a position which she held from July 2018 to February 2022. Prior to this, Ms. Kuai served as Chief Information Officer for Florida Blue from July 2012 to May 2015. Ms. Kuai also sits on the board of a non-for-profit charity Gabriel's House, which is a homeless shelter for women and children based in Oxnard, California. Ms. Kuai is a 25-year veteran of the healthcare industry and a thought leader in applying technological advancements in operational process automation, eCommerce, utilization of artificial intelligence and data analytics. Ms. Kuai received a Master’s degree in Mathematics from the University of Texas, Arlington, and a Bachelor’s degree in Mathematics from National Taiwan University.

There are no family relationships between the Company's executive officers and directors.

CORPORATE GOVERNANCE

Director Independence

As required under the NASDAQ listing rules (“Listing Rules”), a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our board considered certain relationships between our directors and us when determining each director’s status as an “independent director” under Rule 5605(a)(2) of the Listing Rules. Based upon such definition and SEC regulations, we have determined that Russell T. Libby, Valerie Chase, Dr. Hong Wang and Prudence Kuai are “independent” under the Listing Rules.

Board Leadership Structure and Role in Risk Oversight

Russell T. Libby is the Chairman of our Board of Directors and also the Lead Independent Director. Our corporate governance guidelines provide that the Board of Directors is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our Audit Committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

Hedging and Pledging Policy

The Company’s insider trading policy prohibits the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities. Directors and executive officers may not margin or make any offer to margin any of the Company’s securities as collateral to purchase the Company’s securities or the securities of any other issuer. Directors and executive officers may, however, use the Company’s securities they beneficially own as collateral for a bona fide loan.

Committees of the Board of Directors
Audit Committee
Our Audit Committee is currently comprised of Valerie Chase (Chair), Russell T. Libby, Dr. Hong Wang and Prudence Kuai, all of whom meet the independence standards for purposes of serving on an audit committee under the Listing Rules and the Exchange Act. During 2021, Xi Lin served as the Chair of the Audit Committee until his transition to a non-independent board member on May 1, 2022. Our Audit Committee (i) assists the Board of Directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and corporate policies and controls, (ii) has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm, and (iii) is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our Audit Committee. Our Board of Directors has determined that Valerie Chase qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

Our Audit Committee operates under a written charter that is reviewed annually. The charter is available at https://hffoodsgroup.com. The Audit Committee held five meetings during the year ended December 31, 2021.

Compensation Committee
Our Compensation Committee is comprised of Dr. Hong Wang (Chair), Valerie Chase, Russell T. Libby and Prudence Kuai, all of whom currently meet the independence standards under the Listing Rules and the Exchange Act. During 2021, Xi Lin served as a member of the Compensation Committee until his transition to a non-independent board member on May 1, 2022. The Compensation Committee’s duties include overseeing our overall compensation philosophy, policies and programs. This includes reviewing and analyzing the design and function of our various compensation components, establishing salaries, incentives and other forms of compensation for officers and non-employee directors, and administering our equity incentive plan. In fulfilling its responsibilities, the Compensation Committee has the authority to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee.

Our Compensation Committee operates under a written charter that is reviewed annually. The charter is available at https://hffoodsgroup.com. The Compensation Committee held four meetings during the year ended December 31, 2021.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has ever been an officer or employee of the Company. As disclosed above, aside from Xi Lin none of the Company’s executive officers serves, or has served, since inception, as a member of the Board of Directors, Compensation Committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of the Company’s directors or on the Company’s Compensation Committee.

Nominating and Governance Committee
Our Nominating and Governance Committee (“Nominating Committee”) is comprised of Russell T. Libby (Chair), Dr. Hong Wang, Valerie Chase and Prudence Kuai, all of whom currently meet the independence standards under the Listing Rules and the Exchange Act. During 2021, Xi Lin served as a member of the Nominating and Governance Committee until his transition to a non-independent board member on May 1, 2022. The Nominating Committee's duties include overseeing director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). The Nominating Committee held three meetings during the year ended December 31, 2021.

Special Transactions Review Committee
Our Special Transactions Review Committee (“Special Transactions Committee”) is comprised of Valerie Chase (Chair), Russell T. Libby, Dr. Hong Wang and Prudence Kuai, all of whom currently meet the independence standards under the Listing Rules and the Exchange Act. During 2021, Xi Lin served as a member of the Special Transactions Committee until his transition to a non-independent board member on May 1, 2022. The Special Transactions Committee’s duties include evaluating and negotiating transactions in which other directors, members of management or significant shareholders may be interested parties. The Special Transactions Committee held three meetings during the year ended December 31, 2021.
Considerations in Evaluating Director Nominees
In selecting nominees for director, without regard to the source of the recommendation, our Nominating Committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our Nominating Committee may consider, among other things, the current size and composition of our Board of Directors, the needs of our Board of Directors, and the respective committees of our Board of Directors. Some of the qualifications that may be considered include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, leadership skills, potential conflicts of interest, and other commitments. Director candidates must have sufficient time available, in the judgment of our Nominating Committee, to perform all Board of Director and Committee responsibilities. In addition, our Nominating Committee considers all applicable statutory and regulatory requirements and the requirements of any exchange upon which our common stock is listed or to which it may apply in the foreseeable future.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, we believe that our Board of Directors should be a diverse body, and our Nominating Committee considers a broad range of backgrounds and experiences in reviewing candidates for nomination to the Board of Directors. In making determinations regarding nominations of directors, our Nominating Committee may take into account the benefits of diverse viewpoints and other related factors as it oversees the annual Board of Director and committee evaluations. After completing its review and evaluation of director candidates, our Nominating Committee recommends to our full Board of Directors the director nominees for selection.

Board Diversity Matrix
Recently adopted NASDAQ Rule 5605(f) (the "NASDAQ Diversity Rule") requires each listed company that has five or fewer board members to have, or explain why it does not have, at least one diverse director on the board. Inasmuch as our current Board of Directors includes a number of diverse directors within the meaning of the NASDAQ Diversity Rule, the composition of our Board of Directors is in compliance with the NASDAQ Diversity Rule.

The table below highlights certain features of the composition of our Board of Directors as of January 27, 2023:

Total number of directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	1	2	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	1	—	—
Two or more races or ethnicities	—	—	—	—
LGBTQ+	—
Did not disclose demographic background	—
Stockholder Recommendations for Nominations to the Board of Directors

We will consider director candidates recommended by shareholders so long as such recommendations comply with our certificate of incorporation, our bylaws, and applicable laws, rules and regulations, including those promulgated by the SEC. Our Nominating Committee will evaluate such recommendations in accordance with our charter, bylaws, policies and procedures for director candidates, and the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible shareholders wishing to recommend a candidate for nomination should contact our Secretary in writing. Such recommendations must include information about the candidate, evidence of the recommending stockholder’s ownership of our common stock, and written consent from the candidate confirming willingness to serve on our Board of Directors, if elected. Our Nominating Committee has the discretion to decide which individuals to recommend for nomination as directors.

Director Attendance

During 2021, the Board of Directors held nine meetings. Each of our directors attended at least 75% of all meetings of the Board of Directors and any committees on which such director was a member.

Although we do not have a specific director attendance policy, directors are encouraged to attend the annual meetings of shareholders.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to our directors, officers, employees and independent contractors. Our Code of Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and (v) accountability for adherence to the code. A copy of our Code of Conduct and Ethics is available on our official website at https://hffoodsgroup.com. We intend to disclose any amendments or waivers of the Code of Conduct and Ethics on our website within four business days.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock (collectively, “reporting persons”) to file reports regarding ownership of, and transactions in, our securities with the SEC. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC by the reporting persons, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with during the year ended December 31, 2021, except that, in each case due to administrative error, (i) the Form 3 filed by Christine Chang on October 6, 2021, (ii) the Form 4 filed by Hong Wang on July 15, 2021, (iii) the Form 4 filed by Victor Lee on July 13, 2021, (iv) the Form 4 filed by Russell Libby on July 13, 2021, (v) the Form 4 filed by Felix Lin on July 13, 2021, and (vi) the Form 4 filed by Peter Zhang on July 13, 2021, were each filed late.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth a summary of the compensation paid to or accrued by our Chief Executive Officer and the most highly compensated executive officers other than our Chief Executive Officer for the fiscal years ended December 31, 2021 and 2020:

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards(5) ($)	All Other Compensation ($)	Total ($)
Xiao Mou Zhang (1)	2021	621,231	300,000	774,819	—	1,696,050
Chief Executive Officer	2020	403,077	200,000	—	—	603,077

Kong Hian Lee (2)	2021	270,817	103,125	215,217	111,600 (6)	700,759
Executive Vice President, Chief Financial Officer	2020	198,510	100,000	—	—	298,510

Christine Chang (3)	2021	41,346	—	215,929	40,000 (7)	297,275
General Counsel and Chief Compliance Officer

Zhou Min Ni (1)	2021	116,212	—	—	100,000 (8)	216,212
Co-Chief Executive Officer	2020	403,590	—	—	1,004,540 (8)	1,408,130

Caixuan Xu (4)	2021	92,491	—	—	63,929 (9)	156,420
Vice President, Finance & Accounting	2020	221,129	40,000	—	—	261,129
(1)Mr. Zhang was appointed Co-CEO on November 4, 2019 following the merger with B&R Global and became sole CEO on February 23, 2021 following the voluntary resignation of former Co-CEO, Mr. Ni.
(2)Mr. Lee joined the Company in November 2019 and left in July 2022. Refer to "Subsequent Events" below for additional information regarding Mr. Lee's departure.
(3)Ms. Chang joined the Company in September 2021.
(4)Ms. Xu joined the Company in February 2019 and left in March 2021.
(5)Amounts reflect the full grant-date fair value of restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”) granted during the year ended December 31, 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. The value of the PSUs set forth above is based on the probable outcome of the performance conditions on the grant date. We provide information regarding the assumptions used to calculate the value of all PSUs and RSUs granted to our executive officers in Note 16 to the consolidated financial statements included in in our Annual Report on Form 10-K for the year ended December 31, 2021.
(6)Amount includes relocation allowance of $100,000.
(7)This amount is a signing bonus per Ms. Chang’s employment contract.
(8)Amount includes amounts paid to UGO and the Revolution Entities.
(9)Amount includes payments of employee matching contributions under the Company’s defined contribution plan of $2,534 and severance payments totaling $61,575.

Grants of Plan-Based Awards

Name	Grant Date	Estimated future payouts under equity incentive plan awards(1)		All other stock awards: Number of shares of stock or units(2) (#)	Grant date fair value of stock awards(3) ($)
		Threshold/Target (#)	Maximum (#)
Xiao Mou Zhang	07/08/2021	87,042	87,042	87,042	774,819

Kong Hian Lee(4)	07/08/2021	24,177	24,177	24,177	215,217

Christine Chang	09/08/2021	20,937	20,937	20,937	215,929

(1)Represents PSUs granted under the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”). The PSUs vest over three equal installments beginning from April 1, 2022 to April 1, 2024 and may be earned over a three year performance period based on the applicable named executive officer’s continuation in service through the end of the performance period and the attainment of pre-determined goals.
(2)Represents RSUs granted under the 2018 Plan. The RSUs vest over three years in equal annual installments following the date of grant and are subject to forfeiture in the event of the executive’s termination of service to the Company under specified circumstances.
(3)Amounts reflect the full grant-date fair value of RSUs and PSUs granted during the year ended December 31, 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. The value of the PSUs set forth above is based on the probable outcome of the performance conditions on the grant date. We provide information regarding the assumptions used to calculate the value of all PSUs and RSUs granted to our executive officers in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.
(4)The treatment of Mr. Lee's RSUs and PSUs subsequent to his termination of employment are described in the Subsequent Events - Departure of Mr. Lee section below.

Compensation Metrics

We do not use a prescribed formula to establish pay levels. Rather, the Board of Directors and Compensation Committee considers changes in the business, external market factors and our financial position each year when determining pay levels for the named executive officers.

The Compensation Committee generally seeks to set a named executive officer’s targeted total cash compensation opportunity within a range that is the average of the applicable peer company and/or general industry compensation survey data, adjusted as appropriate for individual performance and internal pay equity and labor market conditions.

Each executive’s base salary is supplemented by various benefit plans that provide health, life, accident, disability and severance benefits, most of which are the same as the benefits provided to all of our employees.

Employment Agreements

Employment & Separation Agreements with Zhou Min Ni

On August 22, 2018, we entered into an employment agreement with Zhou Min Ni to serve as our Chief Executive Officer until August 31, 2023, subject to automatic annual renewals, which would automatically terminate on a change of control (as defined in the employment agreement). Mr. Ni resigned from the Company on February 23, 2021. Mr Ni's initial base salary was $400,000, and he was eligible to receive a discretionary annual bonus. Mr. Ni’s employment agreement provided that in the event that his employment was terminated without “cause” or he resigned for “good cause”, as such terms are defined in the employment agreement, he was entitled to receive a lump sum cash payment equal to two times the sum of his then current base salary; (ii) an annual bonus payable for the fiscal year prior to termination date and (iii) continued benefits for up to 12 months. If such a termination occurred within 90 days following a Change in Control (as defined in the employment agreement), Mr. Ni was to receive: (i) a lump sum cash payment equal to two times the sum of his then current base salary plus his annual bonus payable for the fiscal year prior to the termination and (ii) continued benefits for up to 12 months. The agreement contained confidentiality obligations that apply during and after the term of employment and non-competition obligations that applied during the term of employment. Upon Mr. Ni’s voluntary resignation, a Separation Agreement between Mr. Ni and the Company, dated as of February 23, 2021, superseded the 2018 employment agreement and released all rights and claims under the 2018 Employment Agreement. Under the terms of the Separation Agreement, Mr. Ni received his wages from February 23, 2021 through March 31, 2021.
Employment Agreement with Ms. Chang
On August 2, 2021, the Company appointed Ms. Christine Chang to become the General Counsel and Chief Compliance Officer of the Company, effective as of September 8, 2021.
Ms. Chang’s compensation includes a signing bonus of $40,000, initial base salary of $250,000 per year, a target bonus of 75% of base salary (2021 bonus pro-rated and guaranteed), and participation in the Company’s equity compensation plan, with a 2021 award of 50% of base salary in Restricted Stock Units and 50% of base salary in Performance Stock Units.
Ms. Chang is eligible for severance benefits under the Severance Plan, as described in the Adoption of Executive Severance Plan section below.

Employment Agreement with Mr. Lee

On December 6, 2019, the Company entered into an employment letter with Mr. Lee to become the Vice President of Corporate Finance, Investor Relations and Corporate Strategy of the Company beginning on November 14, 2019. This was amended on

December 6, 2019, to reflect that Mr. Lee had become the Executive Vice President of the Company and served as its Chief Financial Officer. The agreement provided for employment at-will, initial annual base compensation of $180,000 and an annual bonus of up to 60% of base salary (but no lower than $70,000). Mr. Lee also received a $20,000 relocation bonus, which was subject to repayment if his employment voluntarily terminated within 18 months of the agreement. Mr. Lee entered into a restrictive covenant agreement in connection with his employment letter, which contained confidentiality and work product assignment provisions, as well as non-solicitation of customers and employees provisions that applied during the term and for one year following his termination of employment. Further information regarding termination rights for Mr. Lee are discussed in the Subsequent Events - Departure of Mr. Lee section below.

Employment Agreement with Ms. Xu

On January 30, 2019, the Company entered into an employment letter with Ms. Xu to become the Co-Chief Financial Officer of the Company beginning on February 1, 2019, for a term of employment of one year, subject to earlier termination. Ms. Xu’s initial annualized base salary was $200,000, and she was eligible to earn an annual bonus which was targeted at $30,000 per year, subject to the achievement of performance criteria. If Ms. Xu’s employment terminated without cause or for good reason (each as defined in the employment agreement), she was entitled to receive the pro-rata portion of her annual bonus that would be payable with respect to the bonus year in which the termination occurs and base salary continuation payments for eight months. If Ms. Xu’s employment terminated due to the lapsing of the one-year term, she was entitled to receive the pro-rata portion of her annual bonus that would be payable with respect to the bonus year in which the termination occurs and a lump-sum payment of $55,000. Ms. Xu’s employment terminated in March 2021, and she entered into a Separation Agreement and Release of Claims effective January 23, 2021. She was paid $55,000 in severance benefits and $6,575 with respect to her pro-rata portion of her annual bonus for 2021.

Defined Contribution Retirement Plan

The Company maintains a defined contribution retirement plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan, which is described in more detail in Note 17 - Employee Benefit Plan to the Company’s audited consolidated financial statements disclosed in this Annual Report on Form 10-K.

Adoption of Executive Severance Plan

On August 2, 2021, our Board of Directors adopted and approved the HF Foods Group Inc. Severance Plan (the “Severance Plan”), effective August 2, 2021, for employees at the level of Vice President or above, including the Company’s executive officers. The Severance Plan previously was approved by the Compensation Committee of the Company’s Board of Directors.

The Severance Plan provides for the payment of severance and other benefits on a discretionary basis to eligible employees in the event of an involuntary termination of employment with the Company other than for Cause or other disqualifying circumstances, or upon resignation for Good Reason, as defined in the Severance Plan. In the event of a qualifying termination and subject to the employee’s execution of a general release of liability against the Company and other requirements as specified in the Severance Plan, the Company may award the following discretionary Severance Plan payments and benefits to the eligible executive officer:

• payment of base salary multiplied by two in the case of the Chief Executive Officer, base salary multiplied by one in the case of key executive officers other than the Chief Executive Officer, or base salary multiplied by one-half in the case of each eligible vice president; and

• payment of COBRA premiums, for up to 12 months in the case of the Chief Executive Officer and key Executive Officers other than the Chief Executive Officer (which includes Xi Lin, Carlos Rodriguez and Christine Chang who are "key Executive Officers"), or for up to 6 months in the case of each eligible Vice President.

In addition, in the event of a qualifying termination during the 6-month period before or the 12-month period following a Change in Control, as defined in the Severance Plan, and subject to the applicable participant’s execution of a general release of liability against the Company and other requirements as specified in the Severance Plan, the Severance Plan provides that the Company may award the following discretionary payments and benefits to the eligible executive officers:

• payment of base salary multiplied by two in the case of the Chief Executive Officer and in the case of key Executive Officers other than the Chief Executive Officer, or base salary multiplied by one in the case of each eligible Vice President; and

• payment of COBRA premiums, for up to 12 months in the case of the Chief Executive Officer and key Executive Officers other than the Chief Executive Officer, or for up to 6 months in the case of each eligible Vice President.

Other Change in Control Provisions
Our 2018 Plan provides for the acceleration of the vesting of unvested equity awards upon a “Change in Control” of the Company. A Change in Control is defined in the 2018 Plan and the Severance Plan to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; or (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors. In the event of a “Change In Control,” the 2018 Plan provides for the immediate vesting of all equity awards issued thereunder.

Subsequent Events
Employment Agreement with Mr. Lin
On April 15, 2022, the Company agreed to hire Xi Lin as Chief Operating Officer. Mr. Lin was previously a member of the Company's Board of Directors, in which capacity he had served since November 4, 2019. Mr. Lin entered into an agreement with the Company providing for an at-will employment relationship. The agreement provides that Mr. Lin will receive an annual base salary of $450,000 as well as a grant of restricted stock units equal to $100,000 as soon as practicable after Mr. Lin’s start date. The agreement also provides Mr. Lin with the opportunity to receive an annual target bonus equal to 100% of his base salary and equity grants in the form of restricted stock units equal to the value of 50% of his base salary and performance stock units equal to the value of 50% of his base salary.
Mr. Lin is eligible for severance benefits under the Severance Plan.
The agreement also provided that Mr. Lin transition to a non-independent Board member on May 1, 2022, and resign from his position on the Board when a new independent Board member is appointed, which occurred on June 30, 2022.
Employment Offer Letter with Mr. Rodriguez
Effective August 1, 2022, the Company appointed Carlos A. Rodriguez as Chief Financial Officer. Mr. Rodriguez entered into an offer letter with the Company (the “Offer Letter”) providing for an at-will employment relationship. The Offer Letter provides that Mr. Rodriguez will receive an annual base salary of $400,000. The Offer Letter also provides Mr. Rodriguez with the opportunity to receive an annual target bonus equal to 100% of his base salary and equity grants in the form of restricted stock units equal to the value of 50% of his base salary and performance stock units equal to the value of 50% of his base salary. For fiscal year 2022, Mr. Rodriguez will receive a prorated guaranteed bonus in the amount of $250,000, payable on or before March 31, 2023.
Mr. Rodriguez is eligible for severance benefits under the Severance Plan.

Departure of Mr. Lee
On May 6, 2022 (the “Transition Date”), Mr. Lee departed from his position as the Company's Chief Financial Officer. Following the Transition Date through July 31, 2022 (the “Separation Date”), Mr. Lee remained employed as a non-executive employee of the Company in an advisory capacity, and assisted the Company with respect to all transition matters.
In connection with Mr. Lee’s departure, the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) with Mr. Lee on May 18, 2022. Under the Severance Plan and the Separation Agreement Mr. Lee was entitled, subject to his non-revocation of a general release of claims in favor of the Company, to the following separation benefits:

i.the Company paid Mr. Lee his base salary between the Transition Date and July 31, 2022 (the “Separation Date”) in accordance with its normal payroll processing procedures, which was equal to $51,826;
ii.after the Separation Date, the Company paid severance equal to $195,000, which is Mr. Lee's base salary less $80,000 (the cost of the company car which Mr. Lee purchased) as detailed in the Separation Agreement, paid out in 12 monthly installments following the Separation Date through the Company’s standard payroll policies and procedures;
iii.if Mr. Lee elected COBRA, the Company would have paid COBRA premiums at the contribution level in effect on the Separation Date for up to 12 months, however, Mr. Lee did not elect COBRA;
iv.the outstanding RSUs granted to Mr. Lee and scheduled to vest on July 8, 2022 continued to vest as scheduled pursuant to the applicable award agreement, and the shares of common stock of the Company underlying such RSUs will be delivered to Mr. Lee as soon as is practicable once the Company files this Annual Report on Form 10-K and its Form 10-Q for the three months ended March 31, 2022. If the filings are not made by December 31, 2022, the parties will negotiate to arrive at a mutually satisfactory solution;
v.contingent on the Company’s filing its Form 10-K, Mr. Lee will be entitled to a payment of $42,165.60, to be paid out in a lump sum within 10 business days of the filing date of the Form 10-K; and
vi.a lump sum payment of $8,662.40, equal to 80% of the $10,828 amount of Mr. Lee’s outstanding 2021 bonus payment, payable within five business days following the execution of the Separation Agreement.

Amendment and Restatement of Severance Plan

On December 30, 2022, the Company’s Board of Directors adopted and approved an amendment and restatement of the Severance Plan, effective December 30, 2022.

For the Chief Executive Officer and Key Executives other than the Chief Executive Officer, the amendments increase the amount of severance payable in the six months prior to or the 12 months after a Change in Control (as defined in the amended Severance Plan) from the base salary multiplied by two to the base salary multiplied by three. The Change in Control severance will be paid in 36 equal monthly installments. The amended Severance Plan defines “Key Executives” as the Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Compliance Officer, each individual classified as Executive Vice President by the Company and each other executive officer of the Company designated a Key Executive by a committee comprised of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

Some additional changes include (i) stating that the severance policy for Vice Presidents under the Severance Plan applies to Senior Vice Presidents, and (ii) amending the definition of “Cause” and adding a 15-day cure period for certain triggers of Cause, as more fully set forth in the amended Severance Plan.

The amended Severance Plan provides that if any eligible employee would receive payments that would be treated as “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (the “ Internal Revenue Code”), the eligible employee will receive the “greater of” the full amount (subject to the excise tax) or the amount which would result in no portion of the payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

The amended Severance Plan also prohibits (i) the amendment of the Severance Plan that causes an individual or group of individuals to cease to be eligible, unless communicated to the affected individual(s) in writing at least six months prior to the effective date, and (ii) the amendment or termination of the Severance Plan within 12 months following a change in control, to the extent such amendment would reduce the benefits under the Severance Plan, impair an employee’s eligibility, or impose additional requirements on an employee’s right to receive benefits, unless the individual consents in writing.

Outstanding Equity Awards at December 31, 2021
The following table provides information regarding outstanding stock awards to our named executive officers that remained subject to vesting at December 31, 2021.

	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested(3)(4) ($)
Xiao Mou Zhang	87,042(1)	$736,375
	87,042(2)	$736,375
Kong Hian Lee(5)	24,177(1)	$204,537
	24,177(2)	$204,537
Christine Chang	20,937(1)	$177,127
	20,937(2)	$177,127

(1) Shares of RSUs granted to the named executive officers vest over a period between one to three years in equal installments following the date of grant and are subject to forfeiture in the event of the executive’s termination of service to the Company under specified circumstances.
(2) Shares of PSUs granted to the named executive officers vest over three equal installments beginning from April 1, 2022 to April 1, 2024 and are subject to forfeiture in the event of the executive’s termination of service to the Company under specified circumstances. The number of shares shown is the target amount, and the actual number of shares that may vest ranges from 0% to 100% of the target amount, depending on the achievement of specified performance goals.
(3) Dollar amount is determined by multiplying the number of unvested shares of RSUs by the closing price per share of the Company’s common stock on December 31, 2021 ($8.46), as reported on the NASDAQ Capital Market.
(4) Dollar amount is determined by multiplying the number of unvested shares of PSUs by the closing price per share of the Company’s common stock on December 31, 2021 ($8.46), as reported on the NASDAQ Capital Market.
(5) Subsequent to December 31, 2021, in accordance with his Separation Agreement, Mr. Lee forfeited 16,118 RSUs and 24,177 PSUs.

DIRECTOR COMPENSATION

The following table sets forth compensation for each director for the year ended December 31, 2021:

Name	Fees Earned(3) ($)	Stock Awards(4) ($)	All Other Compensation ($)	Total ($)
Xiao Mou Zhang(1)	—	—	—	—
Russell T. Libby	145,000	75,000	—	220,000
Dr. Hong Wang	75,000	50,000	—	125,000
Xi Lin	115,000	50,000	—	165,000
Valerie Chase(2)	4,167	—	—	4,167
(1)Mr. Zhang did not receive any additional compensation for his service as a director.
(2)Ms. Chase was appointed as a director on December 15, 2021.
(3)Includes fees earned for serving on the Special Investigation Committee of $50,000 for Messrs. Libby and Lin and $15,000 for Dr. Wang.
(4)Amounts reflect the full grant-date fair value of RSUs granted during the year ended December 31, 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the director.

Narrative Disclosure to Director Compensation Table

We paid our Chairman of the Board $18,750 and independent directors $12,500 per quarter for the year ended December 31, 2021. We also paid the Chairs of the Audit, Compensation, Nominating and Governance and Special Transaction Committees $3,750, $2,500, $2,500 and $2,500, respectively, per quarter for the year ended December 31, 2021. For the year ending December 31, 2022, we will pay our Chairman of the Board $25,000 per quarter and independent directors $15,000 per quarter, as well as an annual equity award in the form of RSUs, which vest on the one year anniversary of the grant, with grant date fair values of $100,000 for our Chairman of the Board and $60,000 for our independent directors. We will also pay the Chairs of the Audit, Compensation, Nominating and Governance, Special Transaction and Special Investigation Committees $3,750 per quarter for the year ended December 31, 2021. Special Investigation Committee members will also receive $2,500 per quarter. We reimburse directors for any out-of-pocket expenses incurred in connection with attending board or committee meetings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$ —	2,503,803
Equity compensation plans not approved by security holders	—	$ —	—
Total	—	$ —	2,503,803

On August 10, 2018, our shareholders adopted the 2018 Plan. The 2018 Plan reserves 3,000,000 shares of common stock for issuance of awards to employees, non-employee directors, and consultants and is administered by the Compensation Committee of the Board. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property. The term of stock options granted may not exceed ten years and exercise prices may not be less than 100% of the fair market value of the common stock subject to the stock option on the date of grant. If an equity award granted under the 2018 Plan, or any portion thereof, expires, is forfeited or otherwise terminates without all of the shares covered by the equity award having been issued, such expiration, termination or settlement will not reduce or otherwise offset the number of shares available for issuance under the 2018 Plan. In the event of a change in control, an equity award under the 2018 Plan may be subject to additional acceleration of vesting and exercisability. Unless terminated sooner by our Board of Directors, the 2018 Plan will automatically terminate on August 9, 2028. As of December 31, 2021, there were 352,920 RSU and 143,277 PSU granted under the 2018 Plan and 2,503,803 shares were available for future grants. The Compensation Committee of the Board of Directors will approve forms of RSU award agreements that will set forth the terms of RSU awards that may be granted to the Company’s executive officers and directors, as well as performance awards that may be granted to certain senior executives and managers.

Beneficial Ownership

The following table sets forth, as of January 27, 2023, information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of January 27, 2023 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 53,844,804 shares of common stock outstanding as of January 27, 2023.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Xiao Mou Zhang (2)	2,618,604	5%
Xi Lin (3)	9,671	*
Carlos Rodriguez (4)	—	—%
Christine Chang (5)	10,469	*
Kong Hian Lee	8,059	*
Hong Wang (6)	9,671	*
Russell T. Libby (7)	14,507	*
Valerie Chase (6)	—	—%
All directors and executives officers as a group (9 individuals)	2,670,981	5%
Five Percent Holders:
Zhou Min Ni/Ni Family Trusts (8)	13,426,028	25%
Irrevocable Trust for Raymond Ni (9)	5,591,553	10%
*Less than one percent.

(1)Unless otherwise indicated, the address of each person listed below is c/o HF Foods Group Inc., 6325 South Rainbow Boulevard Suite 420, Las Vegas, Nevada, 89118.
(2)Includes (i) 2,575,083 common shares pledged as collateral for a loan and (ii) 14,507 shares underlying performance restricted stock units that are scheduled to vest within 60 days of January 27, 2023. Excludes 146,091 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested. Also excludes 72,535 performance restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(3)Excludes 75,343 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(4)Excludes 39,139 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(5)Includes 3,490 shares underlying performance restricted stock units that are scheduled to vest within 60 days of January 27, 2023. Excludes 33,222 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested. Also excludes 17,447 performance restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(6)Excludes 11,742 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(7)Excludes 19,569 restricted stock units that have not yet vested and do not carry any voting or dividend rights until vested.
(8)Includes 5,553,096 shares owned by Mr. Ni personally, 5,591,553 shares owned by the Irrevocable Trust for Raymond Ni, 798,793 shares owned by the Irrevocable Trust for Amanda Ni, 798,793 shares owned by the Irrevocable Trust for Ivy Ni and 683,793 shares owned by the Irrevocable Trust for Tina Ni. Mr. Ni disclaims beneficial ownership of and voting and dispositive power over the shares owned by each of the trusts. Jason Lam, as trustee, has voting and dispositive power over the shares owned by Irrevocable Trust for Raymond Ni. Amanda Ni, as trustee, has voting and dispositive power over the shares owned by Irrevocable Trust for Amanda Ni, Irrevocable Trust for Ivy Ni and Irrevocable Trust for Tina Ni. The business address for Zhou Min Ni and each of the trusts is 810 Northern Shore Point, Greensboro, NC.
(9)Jason Lam, as trustee, has voting and dispositive power over the shares owned by Irrevocable Trust for Raymond Ni. The business address for the four trusts is 810 Northern Shore Point, Greensboro, NC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Zhou Min Ni and trusts for the benefit of Mr. Ni's four children are beneficial owners of 26.2% of the Company’s outstanding shares of common stock, and he and certain of his immediate family members have ownership interests in various companies (the “Related Parties”) involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Ni voluntarily resigned from the Board of Directors and as co-Chief Executive Officer effective February 23, 2021.

Mr. Xiao Mou Zhang, our Chief Executive Officer, and certain of his immediate family also have ownership interests in various companies (the “Related Parties”) involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

The Company purchases products from and sells products to some of these Related Parties which at times also involve making advance payments to, or receiving advance payments from, these Related Parties. Prices paid for these goods are based on the prices published by the particular Related Party. The Company also leased to a Related Party, a warehouse and distribution facility near Savannah, Georgia, which promotes a relationship that helps the Company source a reliable supply of fresh and frozen seafood. The Company also leases from a Related Party its warehouse and distribution facility in Atlanta, Georgia, which enables the Company’s operations in that market. The Company has also made loans to certain Related Parties.

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by Company officers. Management believes that the prices paid to these Related Parties as well as the level of service, reliability, delivery terms, and historical performance of these Related Parties are substantially equivalent to, or more advantageous than, prices and terms the Company would receive in arm’s length transactions from third parties that have no relationship with the Company and are capable of providing the same level of service. The related party affiliations, including the bona fides and fairness of certain transactions with related parties, are among the issues that are being scrutinized as part of an ongoing internal investigation, and disclosures concerning particular transactions are subject to the outcome of, and conclusions that may ultimately be reached in, this ongoing investigation. Mr. Zhou Min Ni and Mr. Xiao Mou Zhang were the Co-Chief Executive Officers as of December 31, 2020 and 2019. Mr. Ni subsequently resigned from all of his official posts on February 23, 2021. Upon resignation, Mr. Ni personally owned 10.7% of outstanding shares of common stock. Mr. Xiao Mou Zhang became the sole Chief Executive Officer on February 23, 2021.

For more information on the Company's related party transactions, see Note 15 - Related Party Transactions in the consolidated financial statements in this Annual Report on Form 10-K.

Director Independence

Our Board of Directors determined that each of our directors, other than Mr. Zhang, qualify as independent directors, as defined under the Listing Rules and that our Board of Directors consists of a majority of "independent directors," as defined under the rules of the SEC and the Listing Rules related to director independence requirements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
As previously reported in the Company’s Current Report on Form 8-K dated September 10, 2021, the Company engaged BDO as its independent registered public accounting firm on September 8, 2021. The Company’s previous independent registered public accounting firm Friedman LLP (“Friedman”) was dismissed on the same date. The decision to engage BDO and to dismiss Friedman was approved by the Audit Committee.

The reports of Friedman on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's consolidated financial statements for the years ended December 31, 2019 and 2020, and in the subsequent interim period through September 8, 2021, Friedman had no disagreements with the Company’s management on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the matter in their reports on the financial statements for such years. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two years ended December 31, 2019 and 2020, or in the subsequent period through September 8, 2021, other than as noted in the 2020 and 2021 Annual Reports on Form 10-K regarding material weaknesses identified related to ineffective internal accounting controls that may not be adequately designed or operating effectively.

The Company furnished a copy of the above disclosure to Friedman and requested that Friedman provide a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of such letter is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2021.

During the years ended December 31, 2019 and 2020 and the subsequent period through September 8, 2021, neither the Company nor anyone on its behalf consulted BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event.

Audit and Related Fees

The following table presents fees for professional audit services performed by our independent registered public accounting firms for the audit of our annual financial statements and review of our quarterly financial statements for the year ended December 31, 2021. We did not pay any fees to BDO for audit-related services or tax services in the year ended December 31, 2021.

Fee Category	2021
Audit fees	$1,521,059
Audit related fees	—
Tax fees	—
All other fees	—
Total fees	$1,521,059

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with review of documents filed with the SEC.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Valerie Chase (Chairman), Dr. Hong Wang and Russell Libby. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2021 and 2020 shown above were pre-approved by the Audit Committee.

The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Our Audit Committee will not approve engagements of our independent registered public accounting firm to perform non-audit services for us if doing so will cause our independent registered public accounting firm to cease to be independent within the meaning of applicable SEC rules. In addition, our Audit Committee considers, among other things, whether our independent registered public accounting firm is able to provide the required services in a more or less effective and efficient manner than other available service providers.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes in this Annual Report on Form 10-K.
3.Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
2.1
Merger Agreement dated March 27, 2018, by and among Atlantic Acquisition Corp., HF Group Merger Sub Inc., HF Group Holding Corporation, the stockholders of HF Group Holding Corporation and Zhou Min Ni, as the stockholders’ representative
		DEF14A	A	7/18/2018
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2*	Amended and Restated Bylaws	8-K	3.02	11/4/2022
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.4*	Description of Registrant's Securities
10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	10.1	8/11/2017
10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders	8-K	10.2	8/11/2017
10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders	8-K	10.3	8/11/2017
10.4	Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company	S-1/A	10.2	7/28/2017
10.5†	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	B	7/18/2018

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.60	Form of Escrow Agreement between Atlantic Acquisition Corp., Loeb and Loeb L.P. as escrow agent and HF Group and Zhou Min Ni, as representative of the stockholders of HF Group	8-K	10.8	8/27/2018
10.70	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Group	8-K	10.9	8/27/2018
10.80	Form of Lock Up Agreement dated August 22, 2018 between Atlantic Acquisition Corp. and the stockholders of HF Group	8-K	10.10	8/27/2018
10.9†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Zhou Min Ni	8-K	10.10	9/13/2018
10.10†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Chan Sin Wong	8-K	10.11	9/13/2018
10.11†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Jian Ming Ni	8-K	10.12	9/13/2018
10.12	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank	10-K	10.12	4/1/2019
10.13	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.13	4/1/2019
10.14	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.14	4/1/2019
10.15	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank	10-K	10.15	4/1/2019
10.16	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank	10-K	10.16	4/1/2019
10.17	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A.	10-K	10.17	4/1/2019
10.18	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service	10-K	10.18	4/1/2019
10.19†	Employment Agreement with Kong Hian Victor Lee dated December 6, 2019	10-Q	10.1	11/9/2020
10.20†	Amendment to Employment Agreement with Kong Hian Victor Lee dated October 1, 2020	10-Q	10.2	11/9/2020
10.21	Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC, dated January 17, 2020	10-Q	2.1	5/18/2020
10.22	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020	10-Q	10.1	5/18/2020
10.23†	Letter Agreement between HF Foods Group Inc. and Russell T. Libby	10-Q	10.2	5/18/2020
10.24	Mutual Rescission Agreement between HF Group and Rescinding Shareholders dated April 1, 2020	10-Q	10.3	5/18/2020
10.25	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, LLC	10-K	10.25	3/16/2021
10.26	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC	10-K	10.26	3/16/2021
10.27	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC	10-K	10.27	3/16/2021
10.28†	Separation Agreement between HF Foods Group Inc. and Zhou Min Ni, dated February 23, 2021	10-K	10.28	3/16/2021
10.29	Lease Agreement between Yoan Chang Trading, Inc. and Kirnland Food Distribution, Inc., dated as of January 1, 2021	10-K	10.29	3/16/2021
10.30	Stock Purchase Agreement, dated May 28, 2021, by and among Ki Tai Yeung, HF Group Holding Corp., and Kirnland Food Distribution, Inc.	8-K	10.1	6/1/2021
10.31†	HF Foods Group Inc. Severance Plan dated August 2, 2021	8-K	10.1	8/4/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.32†	Employment Agreement between Christine Chang and HF Foods Group Inc., dated as of July 29, 2021	8-K	10.2	8/4/2021
10.33	Continuing Guaranty, dated August 2, 2021, executed by HF Foods Group Inc. in favor of JPMorgan Chase Bank, N.A.	8-K	10.1	9/9/2021
10.34†	Letter Agreement by and between HF Foods Group Inc. and Valerie P. Chase, dated December 10, 2021	8-K	5.1	12/15/2021
10.35	Consent, Waiver, Joinder and Amendment No. 3 to Second Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, including Great Wall Seafood IL, L.L.C., and Great Wall Seafood TX, L.L.C., as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated December 30, 2021	8-K	10.1	1/4/2022
10.36	Asset Purchase Agreement by and among Great Wall Seafood Supply, Inc., Great Wall Restaurant Supplier, Inc., First Mart Inc., Great Wall Seafood IL, L.L.C., Great Wall Seafood TX, L.L.C., Bo Chuan Wong and Qiu Xian Li, dated December 30, 2021	8-K	10.2	1/4/2022
10.37†	Form of Restricted Stock Agreement	S-8	4.7	6/15/2021
10.38	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
10.39†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.40	Asset Purchase Agreement, dated as of April 19, 2022, by and among Sealand Food, Inc., Connie Wang, Jenny Wang and Great Wall Seafood VA, L.L.C. and, solely for purposes of Section 2.1(d) thereof, HF Foods Group, Inc.	8-K	10.1	4/25/2022
10.41†	Separation and Release Agreement, dated May 18, 2022, by and among HF Foods Group Inc. and Kong Hian Lee	8-K	10.1	5/24/2022
10.42†	Letter Agreement, dated June 30, 2022, by and among HF Foods Group Inc. and Jose Maroto	8-K	10.1	7/7/2022
10.43†	Offer Letter, dated July 8, 2022, by and among HF Foods Group, Inc. and Carlos A. Rodriguez	8-K	10.1	7/14/2022
10.44	Consent Under Third Amended and Restated Credit Agreement, dated October 26, 2022	8-K	10.1	10/31/2022
10.45†*	Separation Agreement and Release of Claims, dated March 26, 2021, by and among HF Foods Group Inc. and Caixuan Xu
16.1	Letter from Friedman LLP to the Securities and Exchange Commission dated September 10, 2021	8-K	16.1	9/10/2021
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of Friedman LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: January 31, 2023	By:	/s/ Xiao Mou Zhang
Xiao Mou Zhang
Chief Executive Officer

Date: January 31, 2023	By:	/s/ Carlos Rodriguez
Carlos Rodriguez
Chief Financial Officer (Principal accounting and financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiao Mou Zhang	Chief Executive Officer and Director	January 31, 2023
Xiao Mou Zhang

/s/ Russell Libby	Chairman of the Board and Director	January 31, 2023
Russell Libby

/s/ Valerie Chase	Director	January 31, 2023
Valerie Chase

/s/ Hong Wang	Director	January 31, 2023
Hong Wang

	Director	January 31, 2023
Prudence Kuai