Form 10-Q
period 2022-03-31
HF Foods Group Inc.
filed 2023-01-31
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________.
Commission File Number: 001-38180
__________________________________________________________________________
HF FOODS GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-2717873 (I.R.S. Employer Identification No.)

6325 South Rainbow Boulevard, Suite 420, Las Vegas, NV 89118
(Address of principal executive offices) (Zip Code)
(888) 905-0988
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2023, the registrant had 53,706,392 shares of common stock outstanding.

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$16,426	$14,792
Accounts receivable, net	43,320	36,281
Accounts receivable - related parties	918	249
Inventories	114,759	102,690
Other current assets	8,388	5,559
TOTAL CURRENT ASSETS	183,811	159,571
Property and equipment, net	147,244	145,908
Operating lease right-of-use assets	12,410	11,664
Long-term investments	2,685	2,462
Customer relationships, net	156,741	159,161
Trademarks and other intangibles, net	35,157	35,891
Goodwill	80,257	80,257
Other long-term assets	1,761	2,032
TOTAL ASSETS	$620,066	$596,946
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued not presented for payment	$18,513	$17,834
Line of credit	68,449	55,293
Accounts payable	57,220	57,745
Accounts payable - related parties	1,632	1,941
Current portion of long-term debt, net	5,339	5,557
Current portion of obligations under finance leases	2,382	2,274
Current portion of obligations under operating leases	2,958	2,482
Accrued expenses and other liabilities	15,358	12,138
TOTAL CURRENT LIABILITIES	171,851	155,264
Long-term debt, net of current portion	80,254	81,811
Promissory note payable - related party	4,500	4,500
Obligations under finance leases, non-current	11,795	11,676
Obligations under operating leases, non-current	9,533	9,251
Deferred tax liabilities	37,300	39,455
Lease guarantee liability, net of current portion	5,697	—
TOTAL LIABILITIES	320,930	301,957
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,706,392 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5	5
Additional paid-in capital	597,517	597,227
Accumulated deficit	(303,170)	(306,284)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	294,352	290,948
Noncontrolling interests	4,784	4,041
TOTAL SHAREHOLDERS’ EQUITY	299,136	294,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,066	$596,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Net revenue - third parties	$276,151	$156,990
Net revenue - related parties	2,064	2,390
TOTAL NET REVENUE	278,215	159,380

Cost of revenue - third parties	225,633	127,639
Cost of revenue - related parties	1,855	2,313
TOTAL COST OF REVENUE	227,488	129,952

GROSS PROFIT	50,727	29,428

Distribution, selling and administrative expenses	40,408	28,089

INCOME FROM OPERATIONS	10,319	1,339

Other expense (income)
Interest expense	1,278	902
Other income	(776)	(436)
Change in fair value of interest rate swap contracts	(358)	(1,431)
Lease guarantee expense	5,931	—
Total Other expense (income), net	6,075	(965)

INCOME BEFORE INCOME TAX PROVISION	4,244	2,304

Income tax provision	1,104	646
NET INCOME AND COMPREHENSIVE INCOME	3,140	1,658
Less: net income attributable to noncontrolling interests	26	300
NET INCOME AND COMPREHENSIVE INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$3,114	$1,358

EARNINGS PER COMMON SHARE - BASIC	$0.06	$0.03
EARNINGS PER COMMON SHARE - DILUTED	$0.06	$0.03

WEIGHTED AVERAGE SHARES - BASIC	53,706,392	51,913,411
WEIGHTED AVERAGE SHARES - DILUTED	53,884,510	51,913,411
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$3,140	$1,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,779	4,730
Gain from disposal of equipment	(65)	(4)
Provision for doubtful accounts	(12)	(83)
Deferred tax benefit	(2,154)	(487)
Income from equity method investment	(223)	(30)
Change in fair value of interest rate swap contracts	(358)	(1,431)
Stock-based compensation	290	—
Amortization of debt issuance and other debt-related costs	144	40
Non-cash lease expense	737	197
Lease guarantee expense	5,931	—
Other operating expense	79	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(7,026)	(5,406)
Accounts receivable - related parties	(669)	96
Inventories	(12,070)	2,665
Advances to suppliers - related parties	—	197
Other current assets	(2,758)	(774)
Other long-term assets	268	(87)
Accounts payable	16,805	8,654
Accounts payable - related parties	(309)	(313)
Operating lease liabilities	(715)	(178)
Accrued expenses and other liabilities	3,299	1,559
Net cash provided by operating activities	10,113	11,003
Cash flows from investing activities:
Purchase of property and equipment	(2,672)	(448)
Proceeds from disposal of equipment	79	8
Payment made for acquisition of Great Wall Group	(17,339)	—
Net cash used in investing activities	(19,932)	(440)
Cash flows from financing activities:
Checks issued not presented for payment	679	(4,400)
Proceeds from line of credit	281,616	155,898
Repayment of line of credit	(268,298)	(157,829)
Repayment of long-term debt	(1,475)	(1,477)
Payment of debt financing costs	(604)	—
Repayment of promissory note payable - related party	—	(500)
Repayment of obligations under finance leases	(616)	(508)
Proceeds from noncontrolling interests shareholder	240	—
Cash distribution to shareholders	(89)	(73)
Net cash provided by (used in) financing activities	11,453	(8,889)
Net increase in cash	1,634	1,674
Cash at beginning of the period	14,792	9,581
Cash at end of the period	$16,426	$11,255
Supplemental disclosure of cash flow data:
Cash paid for interest	$927	$726
Cash paid for income taxes	$382	$48
Supplemental disclosure of non-cash operating, investing and financing activities:
Right of use assets obtained in exchange for operating lease liabilities	$1,483	$1,410
Property acquired in exchange for finance leases	$815	$8,367
Property and equipment purchases from notes payable	$—	$257
Intangible asset acquired in exchange for noncontrolling interests	$566	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
Balance at January 1, 2021	51,913,411	$5	$587,579	$(328,429)	$259,155	$4,367	$263,522
Net income	—	—	—	1,358	1,358	300	1,658
Distribution to shareholders	—	—	—	—	—	(73)	(73)
Balance at March 31, 2021	51,913,411	$5	$587,579	$(327,071)	$260,513	$4,594	$265,107

Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Net income	—	—	—	3,114	3,114	26	3,140
Capital contributions by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	$5	$597,517	$(303,170)	$294,352	$4,784	$299,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Organization and General
HF Foods Group Inc. and subsidiaries (collectively “HF Group”, or the “Company”) is an Asian foodservice distributor that markets and distributes fresh produce, seafood, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the United States. The Company's business consists of one operating segment, which is also its one reportable segment: HF Group, which operates solely in the United States. The Company's customer base consists primarily of Chinese and Asian restaurants, and it provides sales and service support to customers who mainly converse in Mandarin or Chinese dialects.
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
In addition to the independent investigation, the Securities and Exchange Commission (“SEC”) initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the class action lawsuits. The Special Investigation Committee and the Company are cooperating with the SEC. The SEC investigation is still ongoing.
As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been any demand made by the SEC nor is it possible to estimate the amount of any such fines and penalties, should they occur. See Note 15 - Commitments and Contingencies for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2021 and 2020. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The accompanying consolidated financial statements include the accounts of HF Group and certain variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interest in its consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.
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
Noncontrolling Interests
GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheet. In addition, the amounts attributable to the net income of those subsidiaries are reported separately in the condensed consolidated statements of income and comprehensive income.
As of March 31, 2022 and December 31, 2021, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of Noncontrolling Interest	March 31, 2022	December 31, 2021
HF Foods Industrial, Inc. ("HFFI")	40.00%	$689	$462
Min Food, Inc.	39.75%	1,450	1,363
Monterey Food Service, LLC	35.00%	452	453
Ocean West Food Services, LLC	32.50%	1,791	1,763
Syncglobal Inc. (a)	43.00%	402	—
Total		$4,784	$4,041
_______________
(a)During the three months ended March 31, 2022, the Company entered into a joint venture with Syncglobal Inc. contributing $0.6 million and acquiring developed technology. See Note 8 - Goodwill and Acquired Intangible Assets for additional information.
Uses of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, inventory reserves, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, impairment of long-term investments, lease guarantee liability, impairment of goodwill, the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations, realization of deferred tax assets, uncertain income tax positions, the liability for self-insurance and stock-based compensation.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date has been extended to fiscal years beginning after December 15, 2022. The Company will adopt this ASU within the annual reporting period ending as of December 31, 2022 with an effective date of January 1, 2022 because, as of December 31, 2022, the Company will no longer be an emerging growth company. The Company is currently assessing the impact of adopting this standard, but based upon its preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

NOTE 3 - VARIABLE INTEREST ENTITIES

The Company has three VIEs for which the Company is not the primary beneficiary and therefore does not consolidate, and 14 VIEs for which the Company was the primary beneficiary and consolidates. The VIEs are summarized as follows noting which VIE's the Company no longer has transactions with in 2022:
•Unconsolidated VIEs (collectively "Unconsolidated VIEs"):
•Revolution Industry, LLC (“Revolution Industry”) – Supplier of goods (until March 2021)
•UGO USA, Inc. (“UGO”) – Supplier of online goods, customer, and lessee (until April 2021)
•AnHeart, Inc. ("AnHeart")

•Consolidated VIEs (collectively "Consolidated VIEs"):
•FUSO Trucking LLC ("FUSO")
•13 staffing agencies (collectively, the “Staffing Agencies”) – Suppliers of staffing services through 2021:
•Anfu, Inc.
•Anshun, Inc.
•Chen Enterprises (until December 2020)
•Georgia Kam (until December 2020)
•Inchoi, Inc.
•Malways, Inc.
•Rousafe
•S&P
•SNP
•Suntone
•THLI, Inc. (until December 2020)
•THLR, Inc. (until December 2020)
•TWRR, Inc. (until December 2020)
Consolidated VIEs
FUSO
FUSO was established solely to provide exclusive trucking services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIEs’ activities. In addition, the Company receives the economic benefits from the entity and has concluded that the Company is the primary beneficiary. The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s consolidated balance sheets, statements of income and comprehensive income (loss) and statements of cash flows are immaterial.
Staffing Agencies
The Staffing Agencies were set up by an employee of the Company, or their relatives, and provided temporary labor services exclusively to the Company at the direction of the Company. There were no other substantive business activities of the Staffing Agencies. There were immaterial assets held, immaterial liabilities owed by the Staffing Agencies and immaterial equity. The

Company has determined it was the primary beneficiary for the Staffing Agencies through December 31, 2021 as it controlled how and when the labor force would be utilized. The Company did not have any guarantees, commitments or other forms of financing to the Staffing Agencies. Beginning January 1, 2022, the Company no longer has involvement with any of the Staffing Agencies.
Unconsolidated VIEs
Revolution Industry and UGO
Revolution Industry was established to produce egg roll mix for the Company. UGO was originally designed to be an online marketplace for various Asian goods. Revolution Industry and UGO were thinly capitalized and were not able to finance their activities without additional subordinated support. The former Co-CEO's (Mr. Ni) son, as sole equity holder of Revolution Industry, had unilateral control over the ongoing activities of Revolution Industry and significantly benefited from their operations. Therefore, the Company is not the primary beneficiary for Revolution Industry. The former Co-CEO (Mr. Ni) and his niece, as equity holders, had unilateral control over the ongoing activities of UGO and significantly benefited from its operations. Therefore, the Company is not the primary beneficiary for UGO.
Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities. The Company did not have any guarantees, commitments, or other forms of financing with these entities. All transactions with Revolution Industry and UGO ceased in 2021, therefore, these entities are no longer considered VIEs as of March 31, 2022. Related party transactions, such as purchases of goods and services, with Revolution Industry and UGO are disclosed in Note 13 - Related Party Transactions.
AnHeart
AnHeart, Inc. was previously a subsidiary of the Company designed to sell traditional Chinese medicine, sold to a third-party in February 2019. As discussed in Note 15 - Commitments and Contingencies, after the sale, the Company continued to provide a guarantee for all rent and related costs associated with two leases of AnHeart in Manhattan, New York. The Company reassessed its relationship with AnHeart and determined that AnHeart was a VIE as a result of the guarantee. However, the Company concluded it was not the primary beneficiary of AnHeart because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. Therefore, the Company is not the primary beneficiary for AnHeart. Please refer to Note 15 - Commitments and Contingencies for additional information regarding the Company's maximum exposure to loss to AnHeart.

NOTE 4 - REVENUE
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
For the three months ended March 31, 2022 and 2021, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended March 31,
($ in thousands)	2022		2021
Asian Specialty	$74,676	27%	$50,480	32%
Commodity	15,926	5%	12,133	7%
Fresh Produce	29,879	11%	21,593	14%
Meat and Poultry	60,915	22%	38,048	24%
Packaging and Other	22,013	8%	15,134	9%
Seafood	74,806	27%	21,992	14%
Total	$278,215	100%	$159,380	100%

NOTE 5 - BALANCE SHEET COMPONENTS
Accounts receivable, net consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$44,147	$37,121
Less: allowance for doubtful accounts	(827)	(840)
Accounts receivable, net	$43,320	$36,281
Movement of allowance for doubtful accounts is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning balance	$840	$909
Increase (decrease) in provision for doubtful accounts	(12)	(83)
Less: write off / (recovery)	(1)	4
Ending balance	$827	$830
Long-term investments consisted of the following:

($ in thousands)	Ownership as of March 31, 2022	March 31, 2022	December 31, 2021
Asahi Food, Inc.	49%	$885	$662
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total		$2,685	$2,462
The investment in Tamron is accounted for using the measurement alternative under ASC Topic 321 (“ASC 321”), Investments – Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of March 31, 2022 and December 31, 2021 for these investments.

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Automobiles	$32,069	$31,577
Buildings	76,547	68,998
Building improvements	11,477	19,004
Furniture and fixtures	384	211
Land	51,412	51,412
Machinery and equipment	16,432	14,114
Total property and equipment at cost	188,321	185,316
Less: accumulated depreciation	(41,077)	(39,408)
Property and equipment, net	$147,244	$145,908
Depreciation expense was $2.2 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, checks issued not presented for payment and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.
The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.
As of March 31, 2022, the carrying value of the fixed rate debt, which includes the Company's promissory note payable to related party, was $14.5 million and the fair value was $10.5 million. As of December 31, 2021, the carrying value of the fixed rate debt, which included the Company's promissory note payable to related party, was $15.0 million and the fair value was $12.2 million. The variable and fixed rate debt are both classified as Level 2. Please refer to Note 10 - Debt and Note 13 - Related Party Transactions for additional information regarding the Company's debt.
Of the $14.5 million of fixed rate debt as of March 31, 2022, $4.5 million is related to the Company’s promissory note payable to related party, $2.4 million is attributable to real estate term loans with East West Bank, $2.5 million is attributable to vehicle and equipment term loans with Bank of America, $4.5 million is attributable to loans with First Horizon Bank, and $0.6 million is attributable to vehicle loans with other financial institutions.

Of the $15.0 million of fixed rate debt as of December 31, 2021, $4.5 million is related to the Company’s promissory note payable to related party, $2.5 million is attributable to real estate term loans with East West Bank, $2.7 million is attributable to vehicle and equipment term loans with Bank of America, $4.5 million is attributable to loans with First Horizon Bank, and $0.8 million is attributable to vehicle loans with other financial institutions.
Please refer to Note 9 - Derivative Financial Instruments for additional information regarding the fair value of the Company's derivative financial instruments which are classified as Level 2.

NOTE 7 - ACQUISITIONS
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
The final aggregate price for the purchased assets was $43.7 million with $30.8 million paid in cash at closing and the issuance of 1,792,981 shares of common stock of the Company (based on a 60-day VWAP of $7.36), with a fair value of $12.9 million based on the share price of $8.11 per share at closing and an 11.5% discount due to a lock-up restriction. In addition to the closing cash payment, the Company separately acquired all of the Sellers’ saleable product inventory of approximately $24.3 million (fair value of $24.7 million) of which approximately $6.8 million was paid during the year ended December 31, 2021 and $17.4 million was recorded in accounts payable on the consolidated balance sheets as of December 31, 2021. The Company also acquired additional vehicles for approximately $0.2 million. As such, the total acquisition price for all operating assets and inventory was approximately $68.2 million. During the three months ended March 31, 2022, the Company paid the $17.4 million to acquire the remaining saleable product inventory.
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition were reflected in distribution, selling and administrative expenses in the condensed consolidated statement of income and comprehensive income (loss) and totaled $1.3 million, $0.4 million for the three months ended March 31, 2022 and $0.9 million for the year ended December 31, 2021.
The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using a combination of quoted market prices, discounted cash flows, and other estimates made by management.
Purchase Price Allocation
The total consideration paid to acquire the assets and liabilities of the Great Wall Group is as set forth below:

(In thousands)	Amount
Inventory	$24,728
Property plant, and equipment	1,537
Intangible assets	30,145
Total assets acquired	56,410
Goodwill	11,745
Total consideration	$68,155
The Company recorded acquired intangible assets of $30.1 million, including tradenames and trademarks of $10.5 million, customer relationships of $17.2 million and non-compete agreements of $2.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach using Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 11.5% to 14.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes. See Note 8 - Goodwill and Acquired Intangible Assets for additional information on acquired intangibles in the Great Wall Acquisition.
Unaudited Supplemental Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma results for the three months ended March 31, 2021, as if the Great Wall Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes synergies and other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

(In thousands)	Three Months Ended March 31, 2022
Pro forma net revenue	$199,791
Pro forma net income	$1,378
Pro forma net income attributable to HF Group	$1,078
Sealand Acquisition
Subsequent to March 31, 2022, on April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand Food, Inc. ("Sealand") including equipment, machinery and vehicles. The acquisition was completed to expand the Company's territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
The price for the purchased assets was $20.0 million paid in cash at closing. In addition to the closing cash payment, the Company separately acquired all of the Sellers' saleable product inventory for approximately $14.4 million and additional fixed assets for approximately $0.5 million. The Company is in the process of finalizing its purchase accounting, which relates to the valuation of acquired inventory and intangible assets, which may impact the valuation of goodwill.
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

Preliminary Purchase Price Allocation
The Company has performed an allocation of the total consideration paid to acquire the assets and liabilities of Sealand, as set forth below:

(In thousands)	Amount
Inventory	$13,846
Property plant, and equipment	1,424
Right-of-use assets	127
Intangible assets	14,717
Total assets acquired	30,114

Obligations under operating leases	127
Total liabilities assumed	127
Net assets	29,987
Goodwill	4,861
Total consideration	$34,848
The Company recorded acquired intangible assets of $14.7 million, which were measured at fair value using Level 3 inputs. These intangible assets include tradenames and trademarks of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology and Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach and Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 17.5% to 18.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Goodwill was $80.3 million as of March 31, 2022 and December 31, 2021. There was no change in the carrying amount of goodwill for the three months ended March 31, 2022.

Acquired Intangible Assets
The components of the intangible assets are presented below:

	March 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$2,407	$(201)	$2,206	$2,407	$—	$2,407
Tradenames	39,883	(7,346)	32,537	39,833	(6,349)	33,484
Customer relationships	176,408	(19,667)	156,741	176,408	(17,247)	159,161
Developed technology	439	(25)	414	—	—	—
Total	$219,137	$(27,239)	$191,898	$218,648	$(23,596)	$195,052
Amortization expense for intangible assets was $3.6 million and $2.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps ("IRS") contracts for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 10 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Group entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.1 million and $2.6 million, respectively. The EWB IRS contracts were entered into in conjunction with two mortgage term loans of corresponding amounts that were priced at USD 1-month LIBOR (London Interbank Offering Rate) plus 2.25% per annum for the entire duration of the term loans. The EWB IRS contracts fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Group entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. The term loan was contracted at USD 1-month LIBOR plus 2.15% per annum, but was fixed at 4.25% per annum resulting from the corresponding BOA IRS contract. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to SOFR (Secured Overnight Financing Rate) + 2.5%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.

On June 24, 2020, HF Group entered into a forward starting IRS contract with J.P. Morgan Chase Bank (the "JPM IRS") for a fixed $80.0 million notional amount, effective from June 30, 2021 and expiring on June 30, 2025, as a means to partially hedge its existing floating rate loans exposure. On March 3, 2021, the Company unwound the JPM IRS. The contract was unwound with a view that 1-month LIBOR will continue to remain low in the foreseeable future despite the spike at the long end of the yield curve. The Company recorded a gain of approximately $0.7 million in the three months ended March 31, 2021.

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of income and comprehensive income (loss).
As of March 31, 2022, the Company determined that the fair value of the IRS contracts in an asset position was $0.1 million, which is included in other current assets in the unaudited condensed consolidated balance sheets. As of December 31, 2021, the Company determined that the fair value of the interest rate swap contracts in a liability position was $0.3 million, which is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The IRS are classified as Level 2 in the fair value hierarchy.

NOTE 10 - DEBT
On November 4, 2019, the Company entered into a credit agreement with J.P. Morgan Chase Bank (the “JPM Credit Agreement”). The JPM Credit Agreement provides for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. On January 17, 2020, the Company and certain of its wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"). On December 31, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JP Morgan, as Administrative Agent, and certain lender parties thereto including Comerica Bank. The Second Amended Credit Agreement, provided for (i) a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), (ii) a mortgage-secured term loan of $75.6 million (the "Term Loan"), and (iii) amendment to the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment of 0.1% (difference between LIBOR and SOFR plus 1.375% per annum).
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
On March 31, 2022, the Company amended the JPM Credit Agreement extending the Revolver Facility for five years. The amendment provides for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum as well as an increase in the Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum, (the "2022 Credit Agreement"). In connection with the amendment, the Company incurred $0.6 million in financing fees, of which $0.5 million will be amortized over the life of the respective facilities. Additionally, $0.1 million of the unamortized financing fees related to the Revolving Facility has been deferred and will be amortized over the life of the Revolving Facility. As of March 31, 2022, the Company had not received the Term Loan funds, as such, it did not record the $46.0 million increase on its unaudited condensed consolidated balance sheet.
As of March 31, 2022, the Company was in compliance with its covenants. Subsequent to March 31, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023. The outstanding principal balance on the line of credit as of March 31, 2022 was $68.4 million.
Long-Term Debt
Long-term debt at March 31, 2022 and December 31, 2021 is as follows:

					(in thousands)
Bank Name	Maturity	Interest Rate as of March 31, 2022			March 31, 2022	December 31, 2021
Bank of America (a)	May 2022 - December 2029	3.73%	—	5.80%	$4,906	$5,134
East West Bank (b)	August 2027 - September 2029	4.25%	—	4.40%	5,945	5,994
First Horizon Bank (c)	October 2027	3.85%			4,519	4,571
J.P. Morgan Chase (d)	February 2023 - January 2030	2.17%	—	2.21%	69,929	70,866
Other finance institutions (e)	July 2022 - March 2024	3.90%	—	7.53%	627	838
Total debt, principal amount					85,926	87,403
Debt issuance costs					(333)	(35)
Total debt, carrying value					85,593	87,368
Less: current portion					(5,339)	(5,557)
Long-term debt					$80,254	$81,811
_______________
(a)Loan balance consists of real estate term loan, equipment term loans, and vehicle term loans, collateralized by one real property and specific equipment and vehicles. The real estate term is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by four real properties. Balloon payments of $2.2 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(c)Secured by real property. Balloon payment for this debt is $3.1 million at maturity.
(d)Real estate term loan with a principal balance of $69.0 million as of March 31, 2022 and $69.8 million as of December 31, 2021 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.9 million as of March 31, 2022 and $1.0 million as of December 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements.

(e)Secured by vehicles.
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of March 31, 2022 and December 31, 2021, the Company was in compliance with its covenants. Subsequent to March 31, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023.

NOTE 11 - EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 14,381 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2022 because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the three months ended March 31, 2021.
The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
(In thousands, except shares and per share data)	2022	2021
Numerator:
Net income attributable to HF Foods Group Inc.	$3,114	$1,358

Denominator:
Weighted-average common shares outstanding	53,706,392	51,913,411
Effect of dilutive securities	178,118	—
Weighted-average dilutive shares outstanding	53,884,510	51,913,411

Earnings per common share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03
NOTE 12 - INCOME TAXES
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
For the three months ended March 31, 2022, the Company's effective income tax rate of 26.0% differed from the federal statutory tax rate primarily as a result of state income taxes. For the three months ended March 31, 2021, the Company's effective income tax rate of 28.0% differed from the federal statutory tax rate primarily as a result of state income taxes.

NOTE 13 - RELATED PARTY TRANSACTIONS
The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.
Mr. Zhou Min Ni ("Mr. Ni"), the Company's former Co-Chief Executive Officer, resigned from all of his official posts on February 23, 2021. Mr. Ni and his immediate family members are treated as related parties for purposes of this report because Mr. Ni is a principal holder of the Company's securities.
North Carolina Good Taste Noodle, Inc. ("NC Noodle") is a related party due to Mr. Jian Ming Ni's, a former Chief Financial Officer of the Company, continued ownership interest in NC Noodle.
Revolution Industry and UGO, are also considered Unconsolidated VIEs as discussed further in Note 3 – Variable Interest Entities.
The related party transactions as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2022 and 2021, respectively:

			Three Months Ended March 31,
(In thousands)		Nature	2022	2021
(a)	Best Food Services, LLC	Trade	2,945	990
(b)	Eastern Fresh NJ LLC	Trade	1,093	1,495
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	Trade	—	52
(d)	First Choice Seafood, Inc.	Trade	83	83
(e)	Fujian RongFeng Plastic Co., Ltd.	Trade	398	800
(f)	Han Feng Information Technology (Jinhua) Inc.	Service	—	42
(g)	North Carolina Good Taste Noodle, Inc.	Trade	1,658	1,325
(h)	Ocean Pacific Seafood Group Inc.	Trade	136	131
(i)	Revolution Industry, LLC	Trade	—	259
(j)	UGO USA Inc.	Trade	—	242
	Other	Trade	32	42
	Total		$6,345	$5,461
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefit of Mr. Zhang's children effective November 1, 2020.
(b)Mr. Ni owns an equity interest in this entity.
(c)Mr. Ni owns an equity interest in this entity.
(d)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(e)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(f)Mr. Ni owns an equity interest in this entity.
(g)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity.
(h)Mr. Ni owns an equity interest in this entity.
(i)Raymond Ni, one of Mr. Ni’s family members, owns an equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(j)Mr. Ni owns an equity interest in this entity.

Services rendered by Hanfeng (Fujian) Information Technology Co. Ltd. relate to outsourced sales call center services. Fees for services are based on a percentage of sales generated as defined in the agreement. From time to time such services are subcontracted to Hanfeng Information Technologies (Jinhua), Inc.
b. Sales - related parties
Below is a summary of sales to related parties recorded for the three months ended March 31, 2022 and 2021, respectively:

		Three Months Ended March 31,
(In thousands)		2022	2021
(a)	ABC Food Trading, LLC	$1,192	$714
(b)	Asahi Food, Inc.	181	118
(c)	Best Food Services, LLC	645	74
(d)	Eagle Food Service, LLC	—	1,009
(e)	Eastern Fresh NJ LLC	—	23
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	27
(g)	First Choice Seafood Inc	10	75
(h)	Fortune One Foods, Inc.	—	92
(i)	Heng Feng Food Services, Inc.	—	40
(j)	N&F Logistics, Inc.	36	207
	Other	—	11
	Total	$2,064	$2,390
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
(f)Mr. Ni owns an equity interest in this entity.
(g)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(h)Mr. Ni owns an equity interest in this entity.
(i)Mr. Ni owns an equity interest in this entity.
(j)Mr. Ni owns an equity interest in this entity.
c. Lease agreements - related parties
The Company leases various facilities to related parties.
The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. No rental income was recorded for the three months ended March 31, 2022. Rental income was $7,000 for the three months ended March 31, 2021, which is included in other income in the unaudited condensed consolidated statements of income and comprehensive income.
The Company leased a facility to iUnited Services, LLC ("iUnited"), which has been determined to be a related party due to the equity ownership interest in iUnited of Mr. Jian Ming Ni, the Company's former Chief Financial Officer. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to iUnited for $1.5 million and a gain of $0.8 million. Rental income for the three months ended March 31, 2021 was $15,000, which is included in other income in the consolidated statements of income and comprehensive income.
The Company leased a production area to Revolution Industry, LLC under a month-to-month lease agreement. This lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. No rental income was recorded for the three months ended March 31, 2022. Rental income was $6,000 for the three months ended March 31, 2021, which is included in other income in the unaudited condensed consolidated statements of income and comprehensive income.

The Company leases a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. Rental income for the three months ended March 31, 2022 and 2021 was $80,000 and $120,000, respectively, which is included in other income in the unaudited condensed consolidated statements of income and comprehensive income. Subsequent to March 31, 2022, on May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc. for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank.
In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, the Company executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $72,000 and $77,000 for the three months ended March 31, 2022 and 2021, respectively, and is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income.
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of March 31, 2022 and December 31, 2021, respectively:

(In thousands)		March 31, 2022	December 31, 2021
(a)	ABC Food Trading, LLC	$404	$76
(b)	Asahi Food, Inc.	225	72
(c)	Best Food Services, LLC	282	1
(d)	Eagle Food Service, LLC	—	16
(e)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	5	24
(f)	Fortune One Foods, Inc.	—	24
(g)	Heng Feng Food Services, Inc.	—	18
(h)	North Carolina Good Taste Noodle, Inc.	—	15
	Other	2	3
	Total	$918	$249
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
(g)Mr. Ni owns an equity interest in this entity.
(h)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity.
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of March 31, 2022 and December 31, 2021.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2022 and December 31, 2021, respectively:

(In thousands)		March 31, 2022	December 31, 2021
(a)	Best Food Services, LLC	$896	$699
(b)	Eastern Fresh NJ, LLC	61	581
(c)	First Choice Seafood Inc	22	36
(d)	Fujian RongFeng Plastic Co., Ltd	27	20
(e)	North Carolina Good Taste Noodle, Inc.	622	595
	Other	4	10
	Total	$1,632	$1,941
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
c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers. There were no advances to related party suppliers recorded as of March 31, 2022 and December 31, 2021.
d.Promissory note payable - related party
The Company issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR (a related party via ownership by certain shareholders of the Company, and a former VIE through 2020) in January 2020 as part of the payment for the acquisition of BRGR. The note matures in January 2030 and carries a fixed interest rate of 6% per annum. There is no requirement to make principal repayments until maturity. There is no prepayment penalty should the Company elect to prepay the principal prior to maturity, subject to meeting certain repayment provisions as defined in the JPM Credit Agreement. As of March 31, 2022, the outstanding balance was $4.5 million and there was no accrued interest payable. No principal payment was made for the three months ended March 31, 2022 and 2021. Interest payments paid were $68,000 and $101,000 for the three months ended March 31, 2022 and 2021, respectively. Subsequent to March 31, 2022, during the three months ended June 30, 2022, the Company paid the remaining $4.5 million of its related party promissory note payable.

NOTE 14 - STOCK-BASED COMPENSATION
In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of March 31, 2022, the Company had 356,340 time-based vesting restricted stock units (“RSUs”) outstanding, 143,277 performance-based restricted stock units (“PSUs”) outstanding, and 2,500,383 shares remaining available for future awards under the 2018 Incentive Plan.
For the three months ended March 31, 2022, stock-based compensation expense was $0.3 million and was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive income. No stock-based compensation expense was recognized for three months ended March 31, 2021.
As of March 31, 2022, there was $1.7 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.16 years.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
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
On May 20, 2022, the Board of Directors of HF Group received a letter from a purported stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Group engaged in misconduct and breached their fiduciary duties, and demands that HF Group investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of a shareholder derivative action that Bishop filed in August 2020 (the “Bishop Derivative Action”). On November 24, 2021, after the United States District Court for the Central District of California dismissed with prejudice a related securities class action, captioned Mendoza v. HF Foods Group Inc. et al., the Bishop Derivative Action was voluntarily dismissed without prejudice.
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
In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the two putative class actions which were subsequently dismissed. The Special Investigation Committee and the Company are cooperating with the SEC. While the SEC investigation is ongoing, the Special Investigation Committee has made certain factual findings based on evidence adduced during the investigation and made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties. The Company is working to implement those improvements. See the Company's 2021 Annual Report for additional information on the findings of the Special Investigation Committee.
As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been any demand made by the SEC nor is it possible to estimate the amount of any such fines and penalties should they occur.
AnHeart Lease Guarantee
As discussed in Note 3 - Variable Interest Entities, the Company provided a guarantee for two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively.
On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the 273 Lease Agreement. The Company agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the 273 Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease

Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations.
On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay litigation against AnHeart in exchange for AnHeart's payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. While the case remains pending in New York, the Company is not actively litigating the claim.
In accordance with ASC 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. During the three months ended March 31, 2022, the Company recorded a one-time lease guarantee liability of $5.9 million, The Company determined the discounted value of the lease guarantee liability was $5.9 million as of March 31, 2022 using a discount rate of 4.55% and is classified as Level 2 in the fair value hierarchy. The current portion of the lease guarantee liability of $0.3 million is recorded in Accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company's monthly rental payments, which commenced during the three months ended March 31, 2022, range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.
The estimated future minimum lease payments as of March 31, 2022 are presented below:

(In thousands)	Amount
Year Ending December 31,
2022 (remaining nine months)	$381
2023	543
2024	582
2025	604
2026	621
Thereafter	5,116
Total	7,847
Less: Imputed interest	(1,905)
Total	$5,942

NOTE 16 - SUBSEQUENT EVENTS
See Note 7 - Acquisitions, regarding the Sealand Acquisition, Note 10 - Debt, regarding the amendment of the Company's JPM Credit Agreement as well as a waiver, and Note 13 - Related Party Transactions, regarding the related party promissory note payable as well as the Company's related party sale of a warehouse for subsequent events.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “will” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. All forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
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
•Our ability to regain compliance with Securities Exchange Act of 1934 reporting requirements; and
•The development of an active trading market for our common stock.
All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. Factors that might cause or contribute to such differences include, but are not limited to, those contained in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
Company Background and Overview
We market and distribute Asian specialty food products, seafood, fresh produce, frozen and dry food, and non-food products primarily to Asian restaurants and other foodservice customers throughout the United States. HF Group was formed through a merger between two complementary industry participants, HF Foods Group Inc. and B&R Global.
On December 30, 2021, HF Group acquired the Great Wall Group, a seafood supplier, resulting in the addition of three distribution centers, located in Illinois and Texas (the “Great Wall Acquisition”).
Subsequent to March 31, 2022, on April 29, 2022, HF Group acquired substantially all of the assets of Sealand Food, Inc. (the "Sealand Acquisition"), one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
See Note 7 - Acquisitions for additional information regarding recent acquisitions.
Capitalizing on our institutional understanding of the Chinese culture, our over 1,000 employees and subcontractors and our support from two outsourced call centers in China, we serve over 15,000 Asian restaurants in 46 states with 18 distribution centers strategically located throughout the nation, providing round-the-clock sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.
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
Financial Overview
Our net revenue for the three months ended March 31, 2022 was $278.2 million, an increase of $118.8 million, or 74.6%, from $159.4 million for the three months ended March 31, 2021. Net income attributable to our shareholders for the three months ended March 31, 2022 was $3.1 million, compared to net income attributable to our shareholders of $1.4 million for the three months ended March 31, 2021. Adjusted EBITDA for the three months ended March 31, 2022 was $17.9 million, an increase of $11.4 million, or 175.4%, from $6.5 million for the three months ended March 31, 2021.
For additional information on our non-GAAP financial measures, EBITDA and Adjusted EBITDA, see the section entitled “EBITDA and Adjusted EBITDA” below.

COVID-19 Impact
The devastating impact of the COVID-19 pandemic seen in 2020 has generally subsided. Our net revenue for the fiscal year ended December 31, 2021 recovered to 96% of pre-COVID-19 pandemic levels. Based on current sales volumes and adjusted cost structures, we continue to generate positive operating cash flows on a weekly basis and do not have immediate liquidity concerns. We remain optimistic with regards to the long-term prospects for our business although the extent to which the COVID-19 pandemic will impact our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among other factors.
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
For additional information on EBITDA and Adjusted EBITDA, see the table entitled “EBITDA and Adjusted EBITDA” below.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	Amount	%
Net revenue	$278,215	$159,380	$118,835	74.6%
Cost of revenue	227,488	129,952	97,536	75.1%
Gross profit	50,727	29,428	21,299	72.4%
Distribution, selling and administrative expenses	40,408	28,089	12,319	43.9%
Income from operations	10,319	1,339	8,980	670.6%
Interest expense	1,278	902	376	41.7%
Other income, net	(776)	(436)	(340)	78.0%
Change in fair value of interest rate swap contracts	(358)	(1,431)	1,073	(75.0)%
Lease guarantee expense	5,931	—	5,931	NM
Income before income tax provision	4,244	2,304	1,940	84.2%
Income tax provision	1,104	646	458	70.9%
Net income	3,140	1,658	1,482	89.4%
Less: net income attributable to noncontrolling interests	26	300	(274)	(91.3)%
Net income attributable to HF Foods Group Inc.	$3,114	$1,358	$1,756	129.3%
_______________
NM - Not meaningful
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue	81.8%	81.5%
Gross profit	18.2%	18.5%
Distribution, selling and administrative expenses	14.5%	17.6%
Income from operations	3.7%	0.9%
Interest expense	0.5%	0.6%
Other income, net	(0.3)%	(0.3)%
Change in fair value of interest rate swap contracts	(0.1)%	(0.9)%
Lease guarantee expense	2.1%	—%
Income before income tax provision	1.5%	1.5%
Income tax provision	0.4%	0.4%
Net income	1.1%	1.1%
Less: net income attributable to noncontrolling interests	—%	0.2%
Net income attributable to HF Foods Group Inc.	1.1%	0.9%

Net Revenue
Net revenue for the three months ended March 31, 2022 increased by $118.8 million or 74.6% compared to the same period in 2021. The increase was primarily due to the easing of COVID-19-related restrictions in 2022 that resulted in more dine-in business for our customers and an increase in overall foot traffic to restaurants, as well as the additional revenue generated due to the Great Wall Acquisition and overall product cost inflation. The Great Wall Acquisition, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed $47.9 million and organic growth contributed the remaining $70.9 million.
Gross Profit
Gross profit for the three months ended March 31, 2022 increased by $21.3 million or 72.4%, compared to the same period in 2021 mainly due to strong revenue growth and the Great Wall Acquisition, which contributed $6.1 million of gross profit for the three months ended March 31, 2022. Overall gross margin decreased from 18.5% in the three months ended March 31, 2021 to 18.2% in the three months ended March 31, 2022, primarily due to the expected lower gross margin on our increased Seafood sales, offset by increased gross margin due to organic growth.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the three months ended March 31, 2022 increased by $12.3 million, or 43.9%, to $40.4 million compared to $28.1 million for the three months ended March 31, 2021. Of the distribution, selling and administrative expenses increase, $9.9 million primarily resulted from payroll and related labor costs, inclusive of the additional costs due to the Great Wall Acquisition, as more workers were, and will continue to be, required to handle the increasing sales demand and $1.1 million was in delivery related cost primarily driven by increasing fuel prices and revenue growth. Distribution, selling and administrative expenses as a percentage of net revenue improved from 17.6% in 2021 to 14.5% in 2022 primarily due to strong revenue growth and fixed cost leverage.
Interest Expense
Interest expense for the three months ended March 31, 2022 increased by $0.4 million, or 41.7%, compared to the same period in 2021 mainly due to higher utilization of the line of credit. Our average daily line of credit balance increased by $48.2 million, or 300.0%, to $64.3 million for the three months ended March 31, 2022 from $16.1 million for three months ended March 31, 2021.
Income Tax Provision
Our provision for income taxes increased by $0.5 million, or 70.9%, from $0.6 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022 mainly due to increasing income before tax, resulting from business expansion and our improved profitability.
Net Income Attributable to HF Foods Group Inc.
Net income attributable to HF Foods Group Inc. was $3.1 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The year over year change in net income attributable to HF Foods Group Inc. increased $1.8 million, or approximately 129.3% compared to the three months ended March 31, 2021. The strong upward-trend is attributable to increased consumer demand for dine-in/take-out meals as COVID-19 restrictions eased in 2022, thereby prompting restaurants to replenish products more frequently, partially offset by a one-time lease guarantee expense of $5.9 million (see Note 15 - Commitments and Contingencies for additional information).

EBITDA and Adjusted EBITDA
The following table sets forth the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income, the closest GAAP measure:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	Amount	%
Net income	$3,140	$1,658	$1,482	89.4%
Interest expense	1,278	902	376	41.7%
Income tax provision	1,104	646	458	70.9%
Depreciation and amortization	5,779	4,730	1,049	22.2%
EBITDA	11,301	7,936	3,365	42.4%
Lease guarantee expense	5,931	—	5,931	NM
Change in fair value of interest rate swap contracts	(358)	(1,431)	1,073	(75.0)%
Stock-based compensation expense	290	—	290	NM
Acquisition and integration costs	749	—	749	NM
Adjusted EBITDA	$17,913	$6,505	$11,408	175.4%
Adjusted EBITDA margin	6.4%	4.1%
____________________
NM - Not meaningful
Adjusted EBITDA was $17.9 million for the three months ended March 31, 2022, an increase of $11.4 million, or 175.4%, compared to $6.5 million for the three months ended March 31, 2021. The $11.4 million increase in Adjusted EBITDA was primarily attributable to our strong business recovery to pre-COVID-19 pandemic levels and an improvement of distribution, selling and administrative expenses from 17.6% of net revenue in 2021 to 14.5% in 2022.

Liquidity and Capital Resources
As of March 31, 2022, we had cash of approximately $16.4 million, checks issued not presented for payment of $18.5 million and access to approximately $31.6 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and our line of credit. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Based on current sales volume, which has been increasing steadily quarter-on-quarter since the outbreak of COVID-19 in the first half of 2020, we believe that our cash flow generated from operations is sufficient to meet our normal working capital needs and debt obligations for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has taken into consideration historical experience, general economic trends in the United States, and trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of March 31, 2022. On March 31, 2022, we amended the Credit Agreement with J.P. Morgan extending our line of credit for 5 years. The amendment provides for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum. In April of 2022, the $46.0 million increase to the mortgage-secured term loan was used to pay down our $100.0 million line of credit. We also received a waiver through January 31, 2023 related to the timing of our filing of our 2021 audited financial statements.
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
As of March 31, 2022, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table summarizes cash flow data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	Amount	%
Net cash provided by operating activities	$10,113	$11,003	$(890)	(8.1)%
Net cash used in investing activities	(19,932)	(440)	(19,492)	NM
Net cash provided by (used in) financing activities	11,453	(8,889)	20,342	NM
Net increase in cash and cash equivalents	$1,634	$1,674	$(40)	(2.4)%
____________________
NM - Not meaningful
Operating Activities
Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2022, compared to $11.0 million for the three months ended March 31, 2021, a decrease of $0.9 million, as a result of changes in working capital items primarily due to two factors: (a) Our accounts receivable balance as of March 31, 2022 was significantly higher as a result of both the increased sales generated related to the Great Wall Acquisition as well as increasing sales volume, and (b) compared to March 31, 2021, our inventory level as of March 31, 2022 increased sharply as a direct result of increasing sales volume and the need for normal inventory level build up during the period, partially offset by an increase in net income of $1.5 million.
Investing Activities
Net cash used in investing activities increased by $19.5 million primarily due to the $17.4 million paid for the inventory acquired related to the Great Wall Acquisition and, to a lesser extent, the purchase of property and equipment for our expanding business.
Financing Activities
Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $8.9 million for the three months ended March 31, 2021, an increase of $20.3 million, primarily due to the net impact of $15.2 million on our line of credit from an increase in net repayments of $1.9 million in 2021 to net proceeds of $13.3 million in 2022 as well as the net impact of $5.1 million on our checks issued not presented for payment from net repayments of $4.4 million in 2021 to net proceeds of $0.7 million in 2022.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2022.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Recent Accounting Pronouncements in Note 2 - Summary of Significant Accounting Policies, in our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into three interest rate swap contracts to hedge the floating rate term loans. See Note 10 - Debt to the unaudited condensed consolidated financial statements in this Form 10-Q for additional information.
As of March 31, 2022, our aggregate floating rate debt’s outstanding principal balance was $138.0 million, or 89.6% of total debt, consisting of long-term debt and our revolving line of credit. See Note 10 - Debt to the unaudited condensed consolidated financial statements in this Form 10-Q for additional information. Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 10.4% of our debt is fixed-rate and floating rate with hedge. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $1.4 million per year.
Fuel Price Risk
We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, despite the fact that prices in the current quarter increased by 47.9% from the comparable period of 2021. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
We do not actively hedge against price fluctuations of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvements.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2021, we identified two material weaknesses as were reported previously, which continue to exist as of March 31, 2022. In addition, there were other material weaknesses identified during 2021 that exist as of March 31, 2022. We did not properly design or maintain effective controls over the control environment, risk assessment, monitoring, control activities, and information and communication components of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2022. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.
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
Changes in Internal Control Over Financial Reporting
In order to address and resolve the foregoing material weaknesses, we have begun to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including continuously hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements, formalizing our processes to generate documentation sufficient to support customer orders and purchase orders, and implementing controls to obtain documentation evidencing customer agreements to transaction amounts and account balances. In the first quarter of 2022, we hired a Vice President and Head of Internal Audit who reports directly to the interim Chief Financial Officer and to the Audit Committee Chair.
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
There have been no other changes to our internal control over financial reporting during the three months ended March 31, 2022.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. For information relating to legal proceedings, see Note 15 - Commitments and Contingencies in our consolidated financial statements.

Item 1A. Risk Factors.
There have been no material changes from the risk factors that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/04/2022
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF FOODS GROUP INC.

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Carlos Rodriguez
Carlos Rodriguez Chief Financial Officer (Principal accounting and financial officer)

Date: January 31, 2023