Form 10-Q
period 2022-06-30
HF Foods Group Inc.
filed 2023-01-31
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$18,818	$14,792
Accounts receivable, net	42,700	36,281
Accounts receivable - related parties	878	249
Inventories	130,198	102,690
Other current assets	10,036	5,559
TOTAL CURRENT ASSETS	202,630	159,571
Property and equipment, net	142,006	145,908
Operating lease right-of-use assets	13,999	11,664
Long-term investments	2,732	2,462
Customer relationships, net	163,031	159,161
Trademarks and other intangibles, net	39,203	35,891
Goodwill	85,118	80,257
Other long-term assets	2,524	2,032
TOTAL ASSETS	$651,243	$596,946
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued not presented for payment	$20,183	$17,834
Line of credit	60,017	55,293
Accounts payable	57,107	57,745
Accounts payable - related parties	2,101	1,941
Current portion of long-term debt, net	6,638	5,557
Current portion of obligations under finance leases	2,371	2,274
Current portion of obligations under operating leases	3,494	2,482
Accrued expenses and other liabilities	12,447	12,138
TOTAL CURRENT LIABILITIES	164,358	155,264
Long-term debt, net of current portion	118,511	81,811
Promissory note payable - related party	—	4,500
Obligations under finance leases, non-current	11,613	11,676
Obligations under operating leases, non-current	10,602	9,251
Deferred tax liabilities	36,780	39,455
Lease guarantee liability, net of current portion	5,625	—
TOTAL LIABILITIES	347,489	301,957
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,706,392 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	597,738	597,227
Accumulated deficit	(298,606)	(306,284)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	299,137	290,948
Noncontrolling interests	4,617	4,041
TOTAL SHAREHOLDERS’ EQUITY	303,754	294,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$651,243	$596,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net revenue - third parties	$298,138	$190,460	$574,289	$347,450
Net revenue - related parties	1,504	3,086	3,568	5,476
TOTAL NET REVENUE	299,642	193,546	577,857	352,926

Cost of revenue - third parties	245,716	154,920	471,349	282,559
Cost of revenue - related parties	1,356	3,492	3,211	5,805
TOTAL COST OF REVENUE	247,072	158,412	474,560	288,364

GROSS PROFIT	52,570	35,134	103,297	64,562

Distribution, selling and administrative expenses	45,843	29,790	86,251	57,879

INCOME FROM OPERATIONS	6,727	5,344	17,046	6,683

Other Expense (Income)
Interest expense	1,549	928	2,827	1,830
Other income	(163)	(428)	(939)	(864)
Change in fair value of interest rate swap contracts	(208)	112	(566)	(1,319)
Lease guarantee expense	(42)	—	5,889	—
Total Other Expense (Income), net	1,136	612	7,211	(353)

INCOME BEFORE INCOME TAX PROVISION	5,591	4,732	9,835	7,036

Income tax provision	1,097	1,416	2,201	2,062
NET INCOME AND COMPREHENSIVE INCOME	4,494	3,316	7,634	4,974
Less: net income (loss) attributable to noncontrolling interests	(70)	(91)	(44)	209
NET INCOME AND COMPREHENSIVE INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$4,564	$3,407	$7,678	$4,765

EARNINGS PER COMMON SHARE - BASIC	$0.08	$0.07	$0.14	$0.09
EARNINGS PER COMMON SHARE - DILUTED	$0.08	$0.07	$0.14	$0.09

WEIGHTED AVERAGE SHARES - BASIC	53,706,392	51,913,411	53,706,392	51,913,411
WEIGHTED AVERAGE SHARES - DILUTED	53,900,883	51,913,411	53,927,957	51,913,411
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$7,634	$4,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,859	9,490
Gain from disposal of property and equipment	(1,351)	(49)
Provision for doubtful accounts	111	(23)
Allowance for inventories		67
Deferred tax benefit	(2,674)	(1,305)
Income from equity method investment	(270)	(49)
Change in fair value of interest rate swap contracts	(565)	(1,319)
Stock-based compensation	511	—
Amortization of debt issuance and other debt-related costs	144	—
Non-cash lease expense	1,579	393
Lease guarantee expense	5,889	—
Other operating expense	501	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	(6,529)	(5,428)
Accounts receivable - related parties	(629)	(660)
Inventories	(13,662)	(5,594)
Advances to suppliers - related parties	—	197
Other current assets	(4,199)	794
Other long-term assets	(494)	(558)
Accounts payable	16,799	13,929
Accounts payable - related parties	159	60
Operating lease liabilities	(1,551)	(271)
Accrued expenses and other liabilities	396	(489)
Net cash provided by operating activities	13,658	14,159
Cash flows from investing activities:
Purchase of property and equipment	(4,028)	(664)
Proceeds from disposal of property and equipment	7,667	69
Payment made for acquisition of noncontrolling interest	—	(5,000)
Payment made for acquisition of Sealand	(34,849)	—
Payment made for acquisition of Great Wall Group	(17,445)	—
Net cash used in investing activities	(48,655)	(5,595)
Cash flows from financing activities:
Checks issued not presented for payment	2,348	179
Proceeds from line of credit	625,656	358,185
Repayment of line of credit	(620,783)	(357,418)
Proceeds from long-term debt	45,952	—
Repayment of long-term debt	(7,882)	(2,976)
Payment of debt financing costs	(579)	—
Repayment of promissory note payable - related party	(4,500)	(1,500)
Repayment of obligations under finance leases	(1,243)	(1,039)
Proceeds from noncontrolling interest shareholder	240	—
Cash distribution to shareholders	(186)	(151)
Net cash provided by (used in) financing activities	39,023	(4,720)
Net increase in cash	4,026	3,844
Cash at beginning of the period	14,792	9,581
Cash at end of the period	$18,818	$13,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2022	2021

Supplemental disclosure of cash flow data:
Cash paid for interest	$1,883	$1,478
Cash paid for income taxes	$8,525	$1,898
Supplemental disclosure of non-cash operating, investing and financing activities:
Right of use assets obtained in exchange for operating lease liabilities	$3,913	$2,108
Property acquired in exchange for finance leases	$1,220	$8,468
Property and equipment purchases from notes payable	$—	$257
Intangible asset acquired in exchange for noncontrolling interests	$566	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except for shares)	Number of Shares	Amount
Balance at January 1, 2021	51,913,411	$5	$587,579	$(328,429)	$259,155	$4,367	$263,522
Net income	—	—	—	1,358	1,358	300	1,658
Distribution to shareholders	—	—	—	—	—	(73)	(73)
Balance at March 31, 2021	51,913,411	5	587,579	(327,071)	260,513	4,594	265,107
Net income (loss)	—	—	—	3,407	3,407	(91)	3,316
Acquisition of noncontrolling interest	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Distribution to shareholders	—	—	—	—	—	(77)	(77)
Balance at June 30, 2021	51,913,411	$5	$583,723	$(323,664)	$260,064	$3,282	$263,346

Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Net income	—	—	—	3,114	3,114	26	3,140
Capital contributions by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	5	597,517	(303,170)	294,352	4,784	299,136
Net income (loss)	—	—	—	4,564	4,564	(70)	4,494
Distribution to shareholders	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	221	—	221	—	221
Balance at June 30, 2022	53,706,392	$5	$597,738	$(298,606)	$299,137	$4,617	$303,754

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
On April 29, 2022, the Company completed the acquisition of substantially all of the assets of Sealand Food, Inc. ("Sealand"). This included the acquisition of equipment, machinery and vehicles for cash consideration of $20.0 million, inventory for cash consideration of $14.4 million, and additional fixed assets for cash consideration of approximately $0.5 million (the "Sealand Acquisition"). The acquisition was completed as part of the Company’s strategy to develop a national footprint through continued expansion in the East Coast of the United States, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2021 and 2020. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
As of June 30, 2022 and December 31, 2021, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of Noncontrolling Interest	June 30, 2022	December 31, 2021
HF Foods Industrial, Inc. ("HFFI")	45.00%	$691	$462
Min Food, Inc.	39.75%	1,563	1,363
Monterey Food Service, LLC	35.00%	452	453
Ocean West Food Services, LLC	32.50%	1,820	1,763
Syncglobal Inc.(a)	43.00%	91	—
Total		$4,617	$4,041
_______________
(a)During the three months ended March 31, 2022, the Company entered into a joint venture with Syncglobal Inc. contributing $0.6 million and acquiring developed technology. During the three months ended June 30, 2022, the joint venture began to wind down operations, accordingly, the developed technology was fully impaired. See Note 8 - Goodwill and Intangibles for additional information.
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
Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities. The Company did not have any guarantees, commitments, or other forms of financing with these entities. All transactions with Revolution Industry and UGO ceased in 2021, therefore, these entities are no longer considered VIEs as of June 30, 2022. Related party transactions, such as purchases of goods and services, with Revolution Industry and UGO are disclosed in Note 13 - Related Party Transactions.
AnHeart
AnHeart, Inc. ("AnHeart") was previously a subsidiary of the Company designed to sell traditional Chinese medicine, sold to a third-party in February 2019. As discussed in Note 15 - Commitments and Contingencies, after the sale, the Company continued to provide a guarantee for all rent and related costs associated with two leases of AnHeart in Manhattan, New York. The Company reassessed its relationship with AnHeart and determined that AnHeart is a VIE as a result of the guarantee. However, the Company concluded it was not the primary beneficiary of AnHeart because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. Therefore, the Company is not the primary beneficiary for AnHeart. Please refer to Note 15 - Commitments and Contingencies for additional information regarding the Company's maximum exposure to loss to AnHeart.

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

For the three and six months ended June 30, 2022 and 2021, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.
The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022		2021		2022		2021
Asian Specialty	$75,337	25%	$57,361	30%	$150,013	26%	$107,841	31%
Commodity	15,427	5%	11,284	6%	31,352	5%	23,417	7%
Fresh Produce	31,076	10%	23,532	12%	60,955	11%	45,125	13%
Meat and Poultry	63,109	21%	53,564	28%	124,025	22%	91,612	26%
Packaging and Other	21,296	7%	16,417	8%	43,309	7%	31,551	9%
Seafood	93,397	32%	31,388	16%	168,203	29%	53,380	14%
Total	$299,642	100%	$193,546	100%	$577,857	100%	$352,926	100%

NOTE 5 - BALANCE SHEET COMPONENTS
Accounts receivable, net consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$43,478	$37,121
Less: allowance for doubtful accounts	(778)	(840)
Accounts receivable, net	$42,700	$36,281
Movement of allowance for doubtful accounts is as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Beginning balance	$840	$909
Increase (decrease) in provision for doubtful accounts	(54)	(23)
Write off	(8)	(162)
Ending balance	$778	$724
Long-term investments consisted of the following:

($ in thousands)	Ownership as of June 30, 2022	June 30, 2022	December 31, 2021
Asahi Food, Inc.	49%	$932	$662
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total		$2,732	$2,462
The investment in Tamron is accounted for using the measurement alternative under ASC Topic 321 (“ASC 321”), Investments – Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of June 30, 2022 and December 31, 2021 for these investments.

Property and equipment, net consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Automobiles	$34,787	$31,577
Buildings	70,805	68,998
Building improvements	11,592	19,004
Furniture and fixtures	409	211
Land	49,920	51,412
Machinery and equipment	16,574	14,114
Total property and equipment at cost	184,087	185,316
Less: accumulated depreciation	(42,081)	(39,408)
Property and equipment, net	$142,006	$145,908
Depreciation expense was $2.2 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $4.4 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

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
The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, checks issued not presented for payment, and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.
The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.
As of June 30, 2022, the carrying value of the fixed rate debt was $5.0 million and the fair value was $3.7 million. As of December 31, 2021, the carrying value of the fixed rate debt, which included the Company's promissory note payable to related party, was $15.0 million and the fair value was $12.2 million. The variable and fixed rate debt are both classified as Level 2.
Of the $5.0 million of fixed rate debt as of June 30, 2022, $2.4 million is attributable to real estate term loans with East West Bank, $2.3 million is attributable to vehicle and equipment term loans with Bank of America, and $0.3 million is attributable to vehicle loans with other financial institutions.

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
NOTE 7 - ACQUISITIONS
Sealand Acquisition
On April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand including equipment, machinery and vehicles. The acquisition was completed to expand the Company's territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
The price for the purchased assets was $20.0 million paid in cash at closing. In addition to the closing cash payment, the Company separately acquired all of the Sellers' saleable product inventory for approximately $14.4 million and additional fixed assets for approximately $0.5 million. The Company is in the process of finalizing its purchase accounting, which relates to the valuation of intangible assets, which may impact the valuation of goodwill.
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition totaled approximately $0.6 million for the six months ended June 30, 2022 and were reflected in distribution, selling and administrative expenses in the unaudited condensed consolidated statement of income and comprehensive income.
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

Preliminary Purchase Price Allocation
The Company has performed an allocation of the total consideration paid to acquire the assets and liabilities of Sealand is as set forth below:

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
Great Wall Acquisition
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

The final aggregate price for the purchased assets was $43.7 million with $30.8 million paid in cash at closing and the issuance of 1,792,981 shares of common stock of the Company (based on a 60-day VWAP of $7.36), with a fair value of $12.9 million based on the share price of $8.11 per share at closing and an 11.5% discount due to a lock-up restriction. In addition to the closing cash payment, the Company separately acquired all of the Sellers’ saleable product inventory of approximately $24.3 million (fair value of $24.7 million) of which approximately $6.8 million was paid during the year ended December 31, 2021 and $17.4 million was recorded in accounts payable on the consolidated balance sheets as of December 31, 2021. The Company also acquired additional vehicles for approximately $0.2 million. As such, the total acquisition price for all operating assets and inventory was approximately $68.2 million. During the three months ended March 31, 2022, the Company paid $17.4 million to acquire the remaining saleable product inventory.
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition were reflected in distribution, selling and administrative expenses in the condensed consolidated statements of income and comprehensive income (loss) and totaled $0.4 million for the six months ended June 30, 2022.
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
The Company recorded acquired intangible assets of $30.1 million, which were measured at fair value using Level 3 inputs. These intangible assets include tradenames and trademarks of $10.5 million, customer relationships of $17.2 million and non-compete agreements of $2.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach using Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 11.5% to 14.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

Unaudited Supplemental Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma results for the three and six months ended June 30, 2022, as if both the Great Wall Acquisition and Sealand Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes synergies and other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Pro forma net revenue	$307,587	$262,832	$609,685	$481,724
Pro forma net income	$3,513	$5,042	$7,210	$7,162
Pro forma net income attributable to HF Group	$3,628	$5,133	$7,253	$6,952

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are presented below:

(In thousands)	Six Months Ended June 30, 2022
Balance at December 31, 2021	$80,257
Acquisition of Sealand Food, Inc.	4,861
Balance at June 30, 2022	$85,118
Acquired Intangible Assets
The components of the intangible assets are presented below:

	June 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,893	$(484)	$3,409	$2,407	$—	$2,407
Tradenames	44,256	(8,462)	35,794	39,833	(6,349)	33,484
Customer relationships	185,265	(22,234)	163,031	176,408	(17,247)	159,161
Developed technology	440	(440)	—	—	—	—
Total	$233,854	$(31,620)	$202,234	$218,648	$(23,596)	$195,052
Amortization expense for intangible assets was $4.0 million and $2.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Amortization expense for intangible assets was $7.6 million and $5.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. During the three months ended June 30, 2022, the Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income.

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
As of June 30, 2022, the Company determined that the fair value of the IRS contracts in an asset position was $0.3 million, which is included in other current assets in the unaudited condensed consolidated balance sheets. As of December 31, 2021, the Company determined that the fair value of the interest rate swap contracts in a liability position was $0.3 million, which is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The IRS are classified as Level 2 in the fair value hierarchy.
NOTE 10 - DEBT
On November 4, 2019, the Company entered into a credit agreement with J.P. Morgan Chase Bank (the “JPM Credit Agreement”). The JPM Credit Agreement provided for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. On January 17, 2020, the Company and certain of its wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement ("Second Amended Credit Agreement"). On December 31, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JP Morgan, as Administrative Agent, and certain lender parties thereto including Comerica Bank. The Second Amended Credit Agreement, provided for (i) a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), and (ii) a mortgage-secured term loan of $75.6 million (the "Term Loan"), and (iii) amendment to the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment of 0.1% (difference between LIBOR and SOFR plus 1.375% per annum).
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

On March 31, 2022, the Company amended the JPM Credit Agreement extending the Revolver Facility for five years with a maturity date of November 4, 2027. The amendment provides for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum as well as an increase in the Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum, (the "2022 Credit Agreement"). In connection with the amendment, the Company incurred $0.6 million in financing fees, of which $0.5 million will be amortized over the life of the respective facilities. Additionally, $0.1 million of the unamortized financing fees related to the Revolving Facility has been deferred and will be amortized over the life of the Revolving Facility.
As of June 30, 2022, the Company was in compliance with its covenants. Subsequent to June 30, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023. The outstanding principal balance on the line of credit as of June 30, 2022 was $60.0 million.
Long-Term Debt
Long-term debt at June 30, 2022 and December 31, 2021 is as follows:

					(In thousands)
Bank Name	Maturity	Interest Rate as of June 30, 2022			June 30, 2022	December 31, 2021
Bank of America (a)	October 2022 - December 2029	3.73%	—	5.80%	$4,700	$5,134
East West Bank (b)	August 2027 - September 2029	4.25%	—	4.40%	5,906	5,994
First Horizon Bank (c)	Paid off in May 2022	—			—	4,571
J.P. Morgan Chase (d)	February 2023 - January 2030	3.02%	—	3.06%	114,605	70,866
Other finance institutions (e)	July 2022 - March 2024	3.90%	—	6.14%	261	838
Total debt, principal amount					125,472	87,403
Debt issuance costs					(323)	(35)
Total debt, carrying value					125,149	87,368
Less: current portion					(6,638)	(5,557)
Long-term debt					$118,511	$81,811
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
(c)Secured by real property. During the three months ended June 30, 2022, the Company sold the real property for approximately $7.2 million to Enson Seafood (a related party), recognized a gain of $1.5 million, which is included in other income in the unaudited condensed consolidated statements of income and comprehensive income, and used a portion of the proceeds to pay the $4.5 million loan outstanding with First Horizon Bank.
(d)Real estate term loan with a principal balance of $113.9 million as of June 30, 2022 and $69.9 million as of December 31, 2021 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.7 million as of June 30, 2022 and $1.0 million as of December 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loans mature in February 2023 and December 2023.
(e)Secured by vehicles.
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of June 30, 2022 and December 31, 2021, the Company was in compliance with its covenants. Subsequent to June 30, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023..

NOTE 11 - EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 3,471 and 3,668 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022, respectively, because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the three and six months ended June 30, 2021.
The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to HF Foods Group Inc.	$4,564	$3,407	$7,678	$4,765

Denominator:
Weighted-average common shares outstanding	53,706,392	51,913,411	53,706,392	51,913,411
Effect of dilutive securities	194,491	—	221,565	—
Weighted-average dilutive shares outstanding	53,900,883	51,913,411	53,927,957	51,913,411

Earnings per common share:
Basic	$0.08	$0.07	$0.14	$0.09
Diluted	$0.08	$0.07	$0.14	$0.09

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
For the three and six months ended June 30, 2022, the Company's effective income tax rate of 19.6% and 22.4%, respectively, differed from the federal statutory tax rate primarily as a result of state income taxes. For the three and six months ended June 30, 2021, the Company's effective income tax rate of 29.9% and 29.3% differed from the federal statutory tax rate primarily as a result of state income taxes.

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
Revolution Industry and UGO, are also considered Unconsolidated VIEs as discussed further in Note 3 – Variable Interest Entities.
The related party transactions as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 are identified as follows:
Related Party Sales and Purchases Transactions

The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three and six months ended June 30, 2022 and 2021, respectively:

			Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		Nature	2022	2021	2022	2021
(a)	Best Food Services, LLC	Trade	$3,546	$2,497	$6,491	$3,487
(b)	Eastern Fresh NJ LLC	Trade	—	1,474	1,093	2,969
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	Trade	—	76	—	128
(d)	First Choice Seafood, Inc.	Trade	26	77	109	160
(e)	Fujian RongFeng Plastic Co., Ltd.	Trade	—	790	398	1,590
(f)	North Carolina Good Taste Noodle, Inc.	Trade	1,769	1,268	3,427	2,593
(g)	Ocean Pacific Seafood Group Inc.	Trade	141	208	277	339
(h)	Revolution Industry, LLC	Trade	—	—	—	259
(i)	UGO USA Inc.	Trade	—	—	—	242
	Other	Trade	53	70	85	154
	Total		$5,535	$6,460	$11,880	$11,921
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
(g)Mr. Ni owns an equity interest in this entity.
(h)Raymond Ni, one of Mr. Ni’s family members, owns an equity interest in this entity. On February 25, 2021, Han Feng executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). Han Feng has acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase price paid to RIL. Going forward, Han Feng has taken the egg roll production business in house and ceased its vendor relationship with RIL.
(i)Mr. Ni owns an equity interest in this entity.
b. Sales - related parties
Below is a summary of sales to related parties recorded for the three and six months ended June 30, 2022 and 2021, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
(a)	ABC Food Trading, LLC	$1,070	$506	$2,262	$1,220
(b)	Asahi Food, Inc.	188	223	369	341
(c)	Best Food Services, LLC	223	327	868	401
(d)	Eagle Food Service, LLC	—	1,067	—	2,076
(e)	Eastern Fresh NJ LLC	—	76	—	99
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	27	—	53
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	—	554	—	555
(h)	First Choice Seafood Inc	9	8	18	82
(i)	Fortune One Foods, Inc.	14	—	14	—
(i)	Heng Feng Food Services, Inc.	—	65	—	105
(j)	N&F Logistics, Inc.	—	160	36	367
	Other	—	73	—	177
	Total	$1,504	$3,086	$3,567	$5,476
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
(g)Mr. Ni owns an equity interest in this entity.
(h)Mr. Ni owns an equity interest in this entity indirectly through its parent company.
(i)Mr. Ni owns an equity interest in this entity.
(j)Mr. Ni owns an equity interest in this entity.
c. Lease agreements - related parties
The Company leases various facilities to related parties.
The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. No rental income was recorded for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021. Rental income was $7,000 for the six months ended June 30, 2021 and is included in other income in the unaudited condensed consolidated statements of income and comprehensive income.
The Company leased a facility to iUnited Services, LLC ("iUnited"), which has been determined to be a related party due to the equity ownership interest in iUnited of Mr. Jian Ming Ni, the Company's former Chief Financial Officer. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to iUnited for $1.5 million and a gain of $0.8 million. Rental income for the three and six months ended June 30, 2021 was $15,000 and $30,000, respectively, which is included in other income in the consolidated statements of income and comprehensive income.
The Company leased a production area to Revolution Industry, LLC under a month-to-month lease agreement. This lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. No rental income was recorded for the three and six months ended June 30, 2022 and the three months ended June 30, 2021. Rental income was $6,000 for the six months ended June 30, 2021 and is included in other income in the unaudited condensed consolidated statements of income and comprehensive income.
The Company leased a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. During the three months ended June 30, 2022, the Company sold the warehouse to Enson Seafood GA Inc. (see Note 10 - Debt for additional information). Rental income for three months ended June 30, 2022 and 2021 was $120,000 and $120,000, respectively, and is included in other income in the unaudited condensed consolidated statements of income and comprehensive income. Rental income for the six months ended June 30, 2022 and 2021 was $200,000 and $240,000, respectively, and is included in other income in the unaudited condensed consolidated statements of income and comprehensive income.

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, the Company executed a new 5-year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $72,000 and $77,000 for the three months ended June 30, 2022 and 2021, respectively, and is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. Rent incurred to the related party was $144,000 and $155,000 for the six months ended June 30, 2022 and 2021, respectively, and is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income.
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of June 30, 2022 and December 31, 2021, respectively:

(In thousands)		June 30, 2022	December 31, 2021
(a)	ABC Food Trading, LLC	$492	$76
(b)	Asahi Food, Inc.	205	72
(c)	Best Food Services, LLC	126	1
	Other	55	100
	Total	$878	$249
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
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of June 30, 2022 and December 31, 2021.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2022 and December 31, 2021, respectively:

(In thousands)		June 30, 2022	December 31, 2021
(a)	Best Food Services, LLC	$1,483	$699
(b)	Eastern Fresh NJ, LLC	18	581
(c)	North Carolina Good Taste Noodle, Inc.	556	595
	Other	44	66
	Total	$2,101	$1,941
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

c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers. There were no advances to related party suppliers recorded as of June 30, 2022 and December 31, 2021.
d.Promissory note payable - related party
The Company issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR (a related party via ownership by certain shareholders of the Company, and a former VIE through 2020) in January 2020 as part of the payment for the acquisition of BRGR. The note was to mature in January 2030 and carried a fixed interest rate of 6% per annum. There was no requirement to make principal repayments until maturity. During the three months ended June 30, 2022, the Company paid the remaining $4.5 million of the Unsecured Subordinated Promissory Note. Interest payments paid were $62,000 and $97,000 for the three months ended June 30, 2022 and 2021, respectively. Interest payments paid were $129,000 and $197,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 14 - STOCK-BASED COMPENSATION
In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of June 30, 2022, the Company had 353,439 time-based vesting restricted stock units (“RSUs”) outstanding, 119,396 performance-based restricted stock units (“PSUs”) outstanding, and 2,496,963 shares remaining available for future awards under the 2018 Incentive Plan.
For the three and six months ended June 30, 2022, stock-based compensation expense was $0.2 million and $0.5 million, respectively, and was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive income. No stock-based compensation expense was recognized for three and six months ended June 30, 2021.
As of June 30, 2022, there was $1.4 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.97 years.

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
In accordance with ASC 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. During the three months ended March 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability was $5.9 million as of March 31, 2022 using a discount rate of 4.55% and is classified as Level 2 in the fair value hierarchy. The current portion of the lease guarantee liability of $0.3 million is recorded in Accrued expenses and other liabilities on the condensed consolidated balance sheet. The

Company's monthly rental payments, which commenced during the three months ended March 31, 2022, range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.
The estimated future minimum lease payments as of June 30, 2022 are presented below:

(In thousands)	Amount
Year Ending December 31,
2022 (remaining six months)	$254
2023	543
2024	582
2025	604
2026	621
Thereafter	5,116
Total	7,720
Less: Imputed interest	(1,838)
Total	$5,882

NOTE 16 - SUBSEQUENT EVENTS
See Note 10 - Debt regarding the Company's waiver received related to the timing of the filing of its consolidated financial statements.

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
Financial Overview

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Net revenue	$299,642	$193,546	$106,096	54.8%	$577,857	$352,926	$224,931	63.7%
Net income attributable to HF Foods Group Inc.	$4,564	$3,407	$1,157	34.0%	$7,678	$4,765	$2,913	61.1%
Adjusted EBITDA	$13,923	$10,532	$3,391	32.2%	$31,836	$17,037	$14,799	86.9%
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

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%
Net revenue	$299,642	$193,546	$106,096	54.8%
Cost of revenue	247,072	158,412	88,660	56.0%
Gross profit	52,570	35,134	17,436	49.6%
Distribution, selling and administrative expenses	45,843	29,790	16,053	53.9%
Income from operations	6,727	5,344	1,383	25.9%
Interest expense	1,549	928	621	66.9%
Other income, net	(163)	(428)	265	(61.9)%
Change in fair value of interest rate swap contracts	(208)	112	(320)	NM
Lease guarantee expense	(42)	—	(42)	NM
Income before income tax provision	5,591	4,732	859	18.2%
Income tax provision	1,097	1,416	(319)	(22.5)%
Net income	4,494	3,316	1,178	35.5%
Less: net loss attributable to noncontrolling interests	(70)	(91)	21	(23.1)%
Net income attributable to HF Foods Group Inc.	$4,564	$3,407	$1,157	34.0%
____________________
NM - Not meaningful
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue	82.5%	81.8%
Gross profit	17.5%	18.2%
Distribution, selling and administrative expenses	15.3%	15.4%
Income from operations	2.2%	2.8%
Interest expense	0.5%	0.5%
Other income, net	(0.1)%	(0.2)%
Change in fair value of interest rate swap contracts	(0.1)%	0.1%
Income before income tax provision	1.9%	2.4%
Income tax provision	0.4%	0.7%
Net income	1.5%	1.7%
Less: net income (loss) attributable to noncontrolling interests	—%	—%
Net income attributable to HF Foods Group Inc.	1.5%	1.7%

Net Revenue
Net revenue for the three months ended June 30, 2022 increased by $106.1 million or 54.8% compared to the same period in 2021, primarily due to the easing of COVID-19-related restrictions in 2022 that resulted in more dine-in business for our customers and an increase in overall foot traffic to restaurants, as well as the additional revenue generated due to recent acquisitions and overall product cost inflation. Recent acquisitions, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed $65.8 million and organic growth contributed the remaining $40.3 million.
Gross Profit
Gross profit for the three months ended June 30, 2022 increased by $17.4 million or 49.6%, compared to the same period in 2021 mainly due to strong revenue growth and recent acquisitions, which contributed $9.0 million of gross profit for the three months ended June 30, 2022. Overall gross margin decreased from 18.2% in the three months ended June 30, 2021 to 17.5% in the three months ended June 30, 2022, primarily due to the expected lower gross margin from recent acquisitions due to the lower margin on our increased Seafood sales and higher than expected fluctuation in key commodity pricing, partially offset by increased gross margin due to organic growth.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the three months ended June 30, 2022 increased by $16.1 million, or 53.9%, to $45.8 million compared to $29.8 million for the three months ended June 30, 2021. Of the distribution, selling and administrative expenses increase, $6.3 million primarily resulted from payroll and related labor costs, inclusive of the additional costs due to recent acquisitions, as more workers were, and will continue to be, required to handle the increasing sales demand, $4.0 million was delivery related cost primarily driven by increasing fuel prices and revenue growth, and an increase of $4.2 million in professional fees primarily driven by legal costs, acquisition-related costs and increased compliance costs as a result of the SEC and SIC investigations and an SEC comment letter inquiry. Distribution, selling and administrative expenses as a percentage of net revenue was 15.4% for the three months ended June 30, 2021 and 15.3% for the three months ended June 30, 2022 primarily due to strong revenue growth and fixed cost leverage offset by the costs disclosed above.
Interest Expense
Interest expense for the three months ended June 30, 2022 increased by $0.6 million, or 66.9%, compared to the same period in 2021 mainly due to higher utilization of the line of credit coupled with a higher interest rate and, to a lesser extent, the increase of $46.0 million to our mortgage-secured term loan. Our average daily line of credit balance increased by $26.7 million, or 246.0%, to $37.5 million for the three months ended June 30, 2022 from $10.9 million for three months ended June 30, 2021. The average daily interest rate on our line of credit balance increased to 2.16% for the three months ended June 30, 2022 from 1.48% for three months ended June 30, 2021.
Income Tax Provision
Our provision for income taxes decreased by $0.3 million, or 22.5%, from $1.4 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022 primarily due to the reversal of our FIN 48 liability of $0.4 million.
Net Income Attributable to HF Foods Group Inc.
Net income attributable to HF Foods Group Inc. was $4.6 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. The increase of $1.2 million, or 35.5%, is primarily attributable to increased consumer demand for dine-in/take-out meals as COVID-19 restrictions eased in 2022, thereby prompting restaurants to replenish products more frequently, partially offset by the increased costs disclosed above.

EBITDA and Adjusted EBITDA
The following table sets forth the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income, the closest GAAP measure:

	Three Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%
Net income	$4,494	$3,316	$1,178	35.5%
Interest expense	1,549	928	621	66.9%
Income tax provision	1,097	1,416	(319)	(22.5)%
Depreciation and amortization	6,080	4,760	1,320	27.7%
EBITDA	13,220	10,420	2,800	26.9%
Lease guarantee expense	(42)	—	(42)	NM
Change in fair value of interest rate swap contracts	(208)	112	(320)	(285.7)%
Stock-based compensation expense	221	—	221	NM
Acquisition and integration costs	310	—	310	NM
Impairment loss	422	—	422	NM
Adjusted EBITDA	$13,923	$10,532	$3,391	32.2%
Adjusted EBITDA margin	4.6%	5.4%
____________________
NM - Not meaningful
Adjusted EBITDA was $13.9 million for the three months ended June 30, 2022, an increase of $3.4 million, or 32.2%, compared to $10.5 million for the three months ended June 30, 2021. The $3.4 million increase in Adjusted EBITDA was primarily attributable to our strong business recovery to pre-COVID-19 pandemic levels. Adjusted EBITDA margin decreased by 80 basis points primarily due to a decrease of 70 basis points on gross profit margin.
Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%
Net revenue	$577,857	$352,926	$224,931	63.7%
Cost of revenue	474,560	288,364	186,196	64.6%
Gross profit	103,297	64,562	38,735	60.0%
Distribution, selling and administrative expenses	86,251	57,879	28,372	49.0%
Income from operations	17,046	6,683	10,363	155.1%
Interest expense	2,827	1,830	997	54.5%
Other income, net	(939)	(864)	(75)	8.7%
Change in fair value of interest rate swap contracts	(566)	(1,319)	753	(57.1)%
Lease guarantee expense	5,889	—	5,889	NM
Income before income tax provision	9,835	7,036	2,799	39.8%
Income tax provision	2,201	2,062	139	6.7%
Net income	7,634	4,974	2,660	53.5%
Less: net income (loss) attributable to noncontrolling interests	(44)	209	(253)	NM
Net income attributable to HF Foods Group Inc.	$7,678	$4,765	$2,913	61.1%
____________________
NM - Not meaningful

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Six Months Ended June 30,
	2022		2021
Net revenue	100.0%		100.0%
Cost of revenue	82.1%		81.7%
Gross profit	17.9%	—%	18.3%
Distribution, selling and administrative expenses	14.9%		16.4%
Income from operations	3.0%		1.9%
Interest expense	0.5%		0.5%
Other income, net	(0.2)%		(0.2)%
Change in fair value of interest rate swap contracts	(0.1)%		(0.4)%
Lease guarantee expense	1.0%		—%
Income before income tax provision	1.8%		2.0%
Income tax provision	0.4%		0.6%
Net income	1.4%		1.4%
Less: net income attributable to noncontrolling interests	—%		0.1%
Net income attributable to HF Foods Group Inc.	1.4%		1.3%
Net Revenue
Net revenue for the six months ended June 30, 2022 increased by $224.9 million, or 63.7% compared to the same period in 2021, primarily due to the easing of COVID-19-related restrictions in 2022 that resulted in more dine-in business for our customers and an increase in overall foot traffic to restaurants, as well as the additional revenue generated due to recent acquisitions and overall product cost inflation. Organic growth contributed $111.2 million and recent acquisitions, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed the remaining $113.7 million.
Gross Profit
Gross profit for the six months ended June 30, 2022 increased by $38.7 million or 60.0%, compared to the same period in 2021 mainly due to strong revenue growth and recent acquisitions, which contributed $14.7 million of gross profit for the six months ended June 30, 2022. Overall gross margin decreased from 18.3% in the six months ended June 30, 2021 to 17.9% in the six months ended June 30, 2022, primarily due to lower gross margin from recent acquisitions due to the lower margin on our increased Seafood sales, incremental lower margin sales from newly acquired customers, higher than expected fluctuation in key commodity pricing, partially offset by increased gross margin due to organic growth.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the six months ended June 30, 2022 increased by $28.4 million, or 49.0%, to $86.3 million compared to $57.9 million for the six months ended June 30, 2021. Of the distribution, selling and administrative expenses increase, $16.2 million primarily resulted from payroll and related labor costs, inclusive of the additional costs due to recent acquisitions, as more workers were, and will continue to be, required to handle the increasing sales demand, $5.1 million was in delivery related cost primarily driven by increasing fuel prices and revenue growth, and an increase of $2.6 million in professional fees primarily driven by legal costs, acquisition-related costs and increased compliance costs as a result of the SEC and SIC investigations and an SEC comment letter inquiry. Distribution, selling and administrative expenses as a percentage of net revenue decreased from 16.4% for the six months ended June 30, 2021 to 14.9% for the six months ended June 30, 2022 primarily due to strong revenue growth and fixed cost leverage partially offset by the costs disclosed above.

Interest Expense
Interest expense for the six months ended June 30, 2022 increased by $1.0 million, or 54.5%, compared to the same period in 2021 mainly due to higher utilization of our line of credit coupled with a higher interest rate and, to a lesser extent, the increase of $46.0 million to our mortgage-secured term loan. Our average daily line of credit balance increased by $38.0 million, or 295.0%, to $50.9 million for the six months ended June 30, 2022 from $12.9 million for six months ended June 30, 2021. The average daily interest rate on our line of credit increased to 1.87% for the six months ended June 30, 2022 from 1.49% for six months ended June 30, 2021.
Income Tax Provision
Our provision for income taxes slightly increased by $0.1 million, or 6.7%, from $2.1 million for the six months ended June 30, 2021 to $2.2 million for the six months ended June 30, 2022 primarily due to increasing income before tax, resulting from business expansion and our improved profitability.
Net Income Attributable to HF Foods Group Inc.
Net income attributable to HF Foods Group Inc. was $7.7 million for the six months ended June 30, 2022, compared to $4.8 million for the six months ended June 30, 2021. The increase of $2.9 million, or 61.1%, is primarily attributable to increased consumer demand for dine-in/take out meals as COVID-19 restrictions eased in 2022, thereby prompting restaurants to replenish products more frequently, partially offset by $5.9 million in lease guarantee expense related to our AnHeart lease guarantee and the increased costs disclosed above.
EBITDA and Adjusted EBITDA
The following table sets forth the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income, the closest GAAP measure:

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%
Net income	$7,634	$4,974	$2,660	53.5%
Interest expense	2,827	1,830	997	54.5%
Income tax provision	2,201	2,062	139	6.7%
Depreciation and amortization	11,859	9,490	2,369	25.0%
EBITDA	24,521	18,356	6,165	33.6%
Lease guarantee expense	5,889	—	5,889	NM
Change in fair value of interest rate swap contracts	(566)	(1,319)	753	(57.1)%
Stock-based compensation expense	511	—	511	NM
Acquisition and integration costs	1,059	—	1,059	NM
Impairment loss	422	—	422	NM
Adjusted EBITDA	$31,836	$17,037	$14,799	86.9%
Adjusted EBITDA margin	5.4%	4.8%
____________________
NM - Not meaningful
Adjusted EBITDA was $31.8 million for the six months ended June 30, 2022, an increase of $14.8 million, or 86.9%, compared to $17.0 million for the six months ended June 30, 2021. The $14.8 million increase in Adjusted EBITDA was primarily attributable to our strong business recovery to pre-COVID-19 pandemic levels and an improvement of distribution, selling and administrative expenses as a percentage of net revenue from 16.4% for the six months ended June 30, 2021 to 14.9% for the six months ended June 30, 2022. In addition, there is a net positive impact of $0.8 million due to the change in fair value of interest rate swap contracts.

Liquidity and Capital Resources
As of June 30, 2022, we had cash of approximately $18.8 million, checks issued not presented for payment of $20.2 million and access to approximately $40.0 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and our line of credit. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Based on current sales volume, which has been increasing steadily quarter-on-quarter since the third quarter of fiscal year 2020, we believe that our cash flow generated from operations is sufficient to meet our normal working capital needs and debt obligations for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has taken into consideration historical experience, general economic trends in the United States, and trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of June 30, 2022.
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
On April 29, 2022, we completed the Sealand Acquisition for cash consideration of $20.0 million plus approximately $14.4 million of inventory. We financed the Sealand Acquisition through our $100.0 million line of credit. See Note 7 - Acquisitions for additional information regarding the Sealand Acquisition.
During the three months ended June 30, 2022, we sold a warehouse to a related party for approximately $7.2 million and used a portion of the proceeds to pay the outstanding balance of our $4.5 million loan with First Horizon Bank. See Note 10 - Debt for additional information.
During the three months ended June 30, 2022, we paid the remaining $4.5 million of our related party promissory note payable. See Note 13 - Related Party Transactions for additional information.
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
As of June 30, 2022, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table summarizes cash flow data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
($ in thousands)	2022	2021	Amount	%
Net cash provided by operating activities	$13,658	$14,159	$(501)	(3.5)%
Net cash used in investing activities	(48,655)	(5,595)	(43,060)	769.6%
Net cash provided by (used in) financing activities	39,023	(4,720)	43,743	NM
Net increase in cash and cash equivalents	$4,026	$3,844	$182	4.7%
____________________
NM - Not meaningful

Operating Activities
Net cash provided by operating activities decreased to $13.7 million for the six months ended June 30, 2022, compared to $14.2 million for the six months ended June 30, 2021.
Investing Activities
Net cash used in investing activities was $48.7 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $5.6 million for the six months ended June 30, 2021, an increase of $43.1 million primarily due to the Sealand Acquisition of $34.9 million and the $17.4 million paid for the inventory acquired related to the Great Wall Acquisition partially offset by proceeds from the $7.2 million sale of a warehouse.
Financing Activities
Net cash provided by financing activities was $39.0 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $4.7 million for the six months ended June 30, 2021, primarily due to the $46.0 million increase of our mortgage-secured term loan, partially offset by the $4.5 million payoff of our related party promissory note payable and the $4.5 million repayment of long-term debt related to our related party warehouse sale mentioned above.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the six months ended June 30, 2022.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Recent Accounting Pronouncements in Note 2 - Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements.

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
As of June 30, 2022, our aggregate floating rate debt’s outstanding principal balance was $174.3 million, or 94.1% of total debt, consisting of long-term debt and our revolving line of credit. See Note 10 - Debt to the unaudited condensed consolidated financial statements in this Form 10-Q for additional information. Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 5.9% of our debt is fixed-rate and floating rate with hedge. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $1.7 million per year.
Fuel Price Risk
We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, despite the fact that prices in the current quarter increased by 69.9% from the comparable period of 2021. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.
We do not actively hedge against price fluctuations of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvements.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2021, we identified two material weaknesses as were reported previously, which continue to exist as of June 30, 2022. In addition, there were other material weaknesses identified during 2021 that exist as of June 30, 2022. We did not properly design or maintain effective controls over the control environment, risk assessment, monitoring, control activities, and information and communication components of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2022. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.
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

There have been no other change to our internal control over financial reporting during the three months ended June 30, 2022.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A — “Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/04/2022
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.2	Asset Purchase Agreement, dated as of April 19, 2022, by and among Sealand Food, Inc., Connie Wang, Jenny Wang and Great Wall Seafood VA, L.L.C. and, solely for purposes of Section 2.1(d) thereof, HF Foods Group, Inc.	8-K	10.1	4/25/2022
10.3†	Separation and Release Agreement, dated May 18, 2022, by and among HF Foods Group Inc. and Kong Hian Lee	8-K	10.1	5/24/2022
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

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