Form 10-Q
period 2022-09-30
HF Foods Group Inc.
filed 2023-01-31
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

HF FOODS GROUP INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022
i

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$17,806	$14,792
Accounts receivable, net	44,276	36,281
Accounts receivable - related parties	428	249
Inventories	132,524	102,690
Other current assets	9,890	5,559
TOTAL CURRENT ASSETS	204,924	159,571
Property and equipment, net	141,300	145,908
Operating lease right-of-use assets	15,917	11,664
Long-term investments	2,632	2,462
Customer relationships, net	160,390	159,161
Trademarks and other intangibles, net	37,773	35,891
Goodwill	85,118	80,257
Other long-term assets	2,623	2,032
TOTAL ASSETS	$650,677	$596,946
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued not presented for payment	$18,517	$17,834
Line of credit	71,329	55,293
Accounts payable	49,260	57,745
Accounts payable - related parties	1,498	1,941
Current portion of long-term debt, net	6,442	5,557
Current portion of obligations under finance leases	2,246	2,274
Current portion of obligations under operating leases	3,933	2,482
Accrued expenses and other liabilities	15,717	12,138
TOTAL CURRENT LIABILITIES	168,942	155,264
Long-term debt, net of current portion	116,990	81,811
Promissory note payable - related party	—	4,500
Obligations under finance leases, non-current	11,187	11,676
Obligations under operating leases, non-current	12,085	9,251
Deferred tax liabilities	36,064	39,455
Lease guarantee liability, net of current portion	5,549	—
TOTAL LIABILITIES	350,817	301,957
Commitments and contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 53,813,366 and 53,706,392 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	597,738	597,227
Accumulated deficit	(302,470)	(306,284)
TOTAL SHAREHOLDERS' EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	295,273	290,948
Noncontrolling interests	4,587	4,041
TOTAL SHAREHOLDERS’ EQUITY	299,860	294,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$650,677	$596,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net revenue - third parties	$298,929	$213,179	$873,218	$560,629
Net revenue - related parties	1,782	2,363	5,350	7,839
TOTAL NET REVENUE	300,711	215,542	878,568	568,468

Cost of revenue - third parties	247,703	171,431	719,052	453,990
Cost of revenue - related parties	1,515	2,199	4,726	8,004
TOTAL COST OF REVENUE	249,218	173,630	723,778	461,994

GROSS PROFIT	51,493	41,912	154,790	106,474

Distribution, selling and administrative expenses	54,589	31,048	140,840	88,927

(LOSS) INCOME FROM OPERATIONS	(3,096)	10,864	13,950	17,547

Other expense (income)
Interest expense	2,274	902	5,101	2,732
Other income	(462)	(573)	(1,401)	(1,437)
Change in fair value of interest rate swap contracts	(284)	(52)	(850)	(1,371)
Lease guarantee expense	(58)	—	5,831	—
Total Other Expense (Income), net	1,470	277	8,681	(76)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(4,566)	10,587	5,269	17,623

Income tax (benefit) provision	(672)	2,676	1,529	4,738
NET (LOSS) INCOME AND COMPREHENSIVE INCOME	(3,894)	7,911	3,740	12,885
Less: net income (loss) attributable to noncontrolling interests	(30)	357	(74)	566
NET (LOSS) INCOME AND COMPREHENSIVE INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$(3,864)	$7,554	$3,814	$12,319

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.07)	$0.15	$0.07	$0.24
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.07)	$0.15	$0.07	$0.24

WEIGHTED AVERAGE SHARES - BASIC	53,798,131	51,913,411	53,716,464	51,913,411
WEIGHTED AVERAGE SHARES - DILUTED	53,798,131	51,932,712	53,981,687	51,919,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$3,740	$12,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,245	14,233
Gain from disposal of property and equipment	(1,327)	(33)
Provision for doubtful accounts	226	(374)
Deferred tax benefit	(3,391)	(2,126)
Income from equity method investment	(317)	(67)
Return on equity method investment	147	—
Change in fair value of interest rate swap contracts	(849)	(1,371)
Stock-based compensation	673	375
Amortization of debt issuance and other debt-related costs	144	120
Non-cash lease expense	2,562	580
Lease guarantee expense	5,831	—
Other operating expense	502	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(8,221)	(8,861)
Accounts receivable - related parties	(178)	296
Inventories	(15,988)	(18,704)
Advances to suppliers - related parties	—	197
Other current assets	(3,769)	1,974
Other long-term assets	(593)	(451)
Accounts payable	8,953	14,083
Accounts payable - related parties	(443)	644
Operating lease liabilities	(2,530)	(489)
Accrued expenses and other liabilities	3,515	(1,578)
Net cash provided by operating activities	6,932	11,333
Cash flows from investing activities:
Purchase of property and equipment	(5,745)	(1,521)
Proceeds from disposal of property and equipment	7,805	77
Payment made for acquisition of noncontrolling interest	—	(5,000)
Payment made for acquisition of Sealand	(34,849)	—
Payment made for acquisition of Great Wall Group	(17,445)	—
Net cash used in investing activities	(50,234)	(6,444)
Cash flows from financing activities:
Checks issued not presented for payment	682	4,583
Proceeds from line of credit	938,251	582,617
Repayment of line of credit	(922,080)	(577,974)
Proceeds from long-term debt	45,956	—
Repayment of long-term debt	(9,614)	(4,544)
Payment of debt financing costs	(556)	—
Repayment of promissory note payable - related party	(4,500)	(2,000)
Repayment of obligations under finance leases	(1,876)	(1,577)
Proceeds from noncontrolling interest shareholder	240	180
Cash distribution to shareholders	(187)	(212)
Net cash provided by (used in) financing activities	46,316	1,073
Net increase in cash	3,014	5,962
Cash at beginning of the period	14,792	9,581
Cash at end of the period	$17,806	$15,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2022	2021

Supplemental disclosure of cash flow data:
Cash paid for interest	$3,873	$2,948
Cash paid for income taxes	$8,358	$5,680
Supplemental disclosure of non-cash operating, investing and financing activities:
Right of use assets obtained in exchange for operating lease liabilities	$6,815	$2,108
Property acquired in exchange for finance leases	$1,272	$8,554
Property and equipment purchases from notes payable	$—	$257
Intangible asset acquired in exchange for noncontrolling interests	$566	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
(In thousands, except share data)	Number of Shares	Amount
Balance at January 1, 2021	51,913,411	$5	$587,579	$(328,429)	$259,155	$4,367	$263,522
Net income	—	—	—	1,358	1,358	300	1,658
Distribution to shareholders	—	—	—	—	—	(73)	(73)
Balance at March 31, 2021	51,913,411	5	587,579	(327,071)	260,513	4,594	265,107
Net income (loss)	—	—	—	3,407	3,407	(91)	3,316
Acquisition of noncontrolling interest	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Distribution to shareholders	—	—	—	—	—	(77)	(77)
Balance at June 30, 2021	51,913,411	5	583,723	(323,664)	260,064	3,282	263,346
Net income	—	—	—	7,554	7,554	357	7,911
Capital contributions by shareholders	—	—	—	—	—	180	180
Distribution to shareholders	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	375	—	375	—	375
Balance at September 30, 2021	51,913,411	$5	$584,098	$(316,110)	$267,993	$3,757	$271,750

Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Net income	—	—	—	3,114	3,114	26	3,140
Capital contributions by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	5	597,517	(303,170)	294,352	4,784	299,136
Net income (loss)	—	—	—	4,564	4,564	(70)	4,494
Distribution to shareholders	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	221	—	221	—	221
Balance at June 30, 2022	53,706,392	5	597,738	(298,606)	299,137	4,617	303,754
Net loss	—	—	—	(3,864)	(3,864)	(30)	(3,894)
Issuance of common stock pursuant to equity compensation plan	138,412	—	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(31,438)	—	(162)	—	(162)	—	(162)
Stock-based compensation	—	—	162	—	162	—	162
Balance at September 30, 2022	53,813,366	$5	$597,738	$(302,470)	$295,273	$4,587	$299,860

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
On April 29, 2022, the Company completed the acquisition of substantially all of the assets of Sealand Food, Inc. ("Sealand"). This included equipment, machinery and vehicles for cash consideration of $20.0 million plus, inventory for cash consideration of $14.4 million, and additional fixed assets for cash consideration of approximately $0.5 million (the "Sealand Acquisition"). The acquisition was completed as part of the Company’s strategy to develop a national footprint through continued expansion in the East Coast of the United States, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2021 and 2020. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Noncontrolling Interests
GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheet. In addition, the amounts attributable to the net income of those subsidiaries are reported separately in the condensed consolidated statements of operations and comprehensive income.
As of September 30, 2022 and December 31, 2021, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of Noncontrolling Interest	September 30, 2022	December 31, 2021
HF Foods Industrial, Inc. ("HFFI")	45.00%	$527	$462
Min Food, Inc.	39.75%	1,618	1,363
Monterey Food Service, LLC	35.00%	452	453
Ocean West Food Services, LLC	32.50%	1,900	1,763
Syncglobal Inc.(a)	43.00%	90	—
Total		$4,587	$4,041
_______________
(a)During the three months ended March 31, 2022, the Company entered into a joint venture with Syncglobal Inc. contributing $0.6 million and acquiring developed technology. During the three months ended June 30, 2022, the joint venture began to wind down operations, accordingly, the developed technology was fully impaired. See Note 7 - Goodwill and Intangibles for additional information.
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
Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities. The Company did not have any guarantees, commitments, or other forms of financing with these entities. All transactions with Revolution Industry and UGO ceased in 2021, therefore, these entities are no longer considered VIE's as of September 30, 2022. Related party transactions, such as purchases of goods and services, with Revolution Industry and UGO are disclosed in Note 13 - Related Party Transactions.
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

For the three and nine months ended September 30, 2022 and 2021, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.
The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022		2021		2022		2021
Asian Specialty	$73,380	24%	$62,592	29%	$223,393	25%	$170,433	30%
Commodity	17,480	6%	11,905	6%	48,833	6%	35,322	6%
Fresh Produce	31,260	10%	27,251	13%	92,215	10%	72,376	13%
Meat and Poultry	63,647	21%	61,283	28%	187,671	21%	152,895	27%
Packaging and Other	20,867	7%	17,909	8%	64,176	7%	49,460	9%
Seafood	94,077	32%	34,602	16%	262,280	31%	87,982	15%
Total	$300,711	100%	$215,542	100%	$878,568	100%	$568,468	100%

NOTE 5 - BALANCE SHEET COMPONENTS
Accounts receivable, net consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$45,334	$37,121
Less: allowance for doubtful accounts	(1,058)	(840)
Accounts receivable, net	$44,276	$36,281
Movement of allowance for doubtful accounts is as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Beginning balance	$840	$909
Increase (decrease) in provision for doubtful accounts	226	(374)
Write off	(8)	(186)
Ending balance	$1,058	$349
Long-term investments consisted of the following:

(In thousands)	Ownership as of September 30, 2022	September 30, 2022	December 31, 2021
Asahi Food, Inc.	49%	$832	$662
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total		$2,632	$2,462
The investment in Tamron is accounted for using the measurement alternative under ASC Topic 321 (“ASC 321”), Investments – Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi Food, Inc. is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of September 30, 2022 and December 31, 2021 for these investments.

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Automobiles	$34,794	$31,577
Buildings	70,881	68,998
Building improvements	12,023	19,004
Furniture and fixtures	356	211
Land	49,920	51,412
Machinery and equipment	17,636	14,114
Total property and equipment at cost	185,610	185,316
Less: accumulated depreciation	(44,310)	(39,408)
Property and equipment, net	$141,300	$145,908
Depreciation expense was $2.2 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $6.6 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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
As of September 30, 2022, the carrying value of the fixed rate debt was $4.7 million and the fair value was $4.1 million. As of December 31, 2021, the carrying value of the fixed rate debt, which included the Company's promissory note payable to related party, was $15.0 million and the fair value was $12.2 million. The variable and fixed rate debt are both classified as Level 2. Please refer to Note 10 - Debt and Note 13 - Related Party Transactions for additional information regarding the Company's debt.
Of the $4.7 million of fixed rate debt as of September 30, 2022, $2.4 million is attributable to real estate term loans with East West Bank, $2.0 million is attributable to vehicle and equipment term loans with Bank of America, and $0.3 million is attributable to vehicle loans with other financial institutions.

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
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition totaled approximately $0.7 million and were reflected in distribution, selling and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2022.
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
The final aggregate price for the purchased assets was $43.7 million with $30.8 million paid in cash at closing and the issuance of 1,792,981 shares of common stock of the Company (based on a 60-day VWAP of $7.36), with a fair value of $12.9 million based on the share price of $8.11 per share at closing and an 11.5% discount due to a lock-up restriction. In addition to the closing cash payment, the Company separately acquired all of the Sellers’ saleable product inventory for approximately $24.3 million (fair value of $24.7 million) of which approximately $6.8 million was paid during the year ended December 31, 2021 and $17.4 million was recorded in accounts payable on the consolidated balance sheets as of December 31, 2021. The Company also acquired additional vehicles for approximately $0.2 million. As such, the total acquisition price for all operating assets and inventory was approximately $68.2 million. During the three months ended March 31, 2022, the Company paid $17.4 million to acquire the remaining saleable product inventory.
The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition were reflected in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) and totaled $0.4 million for the nine months ended September 30, 2022.
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
Unaudited Supplemental Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma results for the three and nine months ended September 30, 2022, as if both the Great Wall Acquisition and Sealand Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes synergies and other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Pro forma net revenue	$300,712	$288,157	$910,397	$769,881
Pro forma net income	(3,364)	13,163	$3,316	20,325
Pro forma net income attributable to HF Group	(3,368)	12,806	$3,389	19,758

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2021	$80,257
Acquisition of Sealand Food, Inc.	4,861
Balance at September 30, 2022	$85,118

The Company’s policy is to test goodwill for impairment annually in the fourth quarter or more frequently if certain triggering events or circumstances indicate it could be impaired. The Company is monitoring the decline in its stock price and the potential for this to impact its recorded goodwill. While the Company has determined there to be no triggering events at September 30, 2022, a sustained decline in the Company’s stock price could result in the Company performing a quantitative test of impairment in the fourth quarter.
Acquired Intangible Assets
The components of the intangible assets are presented below:

	September 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(808)	$3,084	$2,407	$—	$2,407
Tradenames	44,256	(9,567)	34,689	39,833	(6,349)	33,484
Customer relationships	185,266	(24,876)	160,390	176,408	(17,247)	159,161
Developed technology	440	(440)	—	—	—	—
Total	$233,854	$(35,691)	$198,163	$218,648	$(23,596)	$195,052
Amortization expense for intangible assets was $4.1 million and $2.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense for intangible assets was $11.7 million and $8.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The Company evaluated the above mentioned interest rate swap contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on the aforementioned interest rate swap contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2022, the Company determined that the fair value of the IRS contracts in an asset position was $0.6 million, which is included in other current assets in the unaudited condensed consolidated balance sheets. As of December 31, 2021, the Company determined that the fair value of the interest rate swap contracts in a liability position was $0.3 million, which is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The IRS are classified as Level 2 in the fair value hierarchy.

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
As of September 30, 2022, the Company was in compliance with its covenants. Subsequent to September 30, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023. The outstanding principal balance on the line of credit as of September 30, 2022 was $71.3 million.

Long-Term Debt
Long-term debt at September 30, 2022 and December 31, 2021 is as follows:

					(in thousands)
Bank Name	Maturity	Interest Rate as of September 30, 2022			September 30, 2022	December 31, 2021
Bank of America (a)	October 2022 - December 2029	3.73%	—	5.80%	$4,514	$5,134
East West Bank (b)	August 2027 - September 2029	4.25%	—	4.40%	5,863	5,994
First Horizon Bank (c)	Paid off in May 2022	—			—	4,571
J.P. Morgan Chase (d)	February 2023 - January 2030	2.93%	—	3.05%	113,163	70,866
Other finance institutions (e)	October 2022 - March 2024	3.90%	—	6.14%	204	838
Total debt, principal amount					123,744	87,403
Debt issuance costs					(312)	(35)
Total debt, carrying value					123,432	87,368
Less: current portion					(6,442)	(5,557)
Long-term debt					$116,990	$81,811
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
(c)Secured by real property. During the nine months ended September 30, 2022, the Company sold the real property for approximately $7.2 million to Enson Seafood (a related party), recognized a gain of $1.5 million, which is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss), and used a portion of the proceeds to pay the $4.5 million loan outstanding with First Horizon Bank.
(d)Real estate term loan with a principal balance of $112.6 million as of September 30, 2022 and $69.8 million as of December 31, 2021 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.5 million as of September 30, 2022 and $1.0 million as of December 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loans mature in February 2023 and December 2023.
(e)Secured by vehicles.
The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of September 30, 2022 and December 31, 2021, the Company was in compliance with its covenants. Subsequent to September 30, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023.

NOTE 11 - EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 3,536 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the nine months ended September 30, 2022, because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares for the three and nine months ended September 30, 2021.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to HF Foods Group Inc.	$(3,864)	$7,554	$3,814	$12,319

Denominator:
Weighted-average common shares outstanding	53,798,131	51,913,411	53,716,464	51,913,411
Effect of dilutive securities	—	19,301	265,223	6,521
Weighted-average dilutive shares outstanding	53,798,131	51,932,712	53,981,687	51,919,932

(Loss) earnings per common share:
Basic	$(0.07)	$0.15	$0.07	$0.24
Diluted	$(0.07)	$0.15	$0.07	$0.24

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
For the three and nine months ended September 30, 2022, the Company's effective income tax rate of 14.7% and 29.0%, respectively, differed from the federal statutory tax rate primarily as a result of state income taxes. For the three and nine months ended September 30, 2021, the Company's effective income tax rate of 25.3% and 26.9% differed from the federal statutory tax rate primarily as a result of state income taxes.

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
Revolution Industry and UGO, are also considered non-consolidated VIEs as discussed further in Note 3 – Variable Interest Entities.

The related party transactions as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 are identified as follows:
Related Party Sales and Purchases Transactions
The Company makes regular sales to and purchases from various related parties.
a.Purchase - related parties
Below is a summary of purchases of goods and services from related parties recorded for the three and nine months ended September 30, 2022 and 2021, respectively:

			Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		Nature	2022	2021	2022	2021
(a)	Best Food Services, LLC	Trade	$2,246	$2,738	$8,738	$6,225
(b)	Eastern Fresh NJ LLC	Trade	—	1,457	1,093	4,425
(c)	Enson Group, Inc. (formerly "Enson Group, LLC")	Trade	—	—	—	128
(d)	First Choice Seafood, Inc.	Trade	25	106	134	266
(e)	Fujian RongFeng Plastic Co., Ltd.	Trade	—	808	398	2,398
(f)	North Carolina Good Taste Noodle, Inc.	Trade	1,798	1,345	5,226	3,938
(g)	Ocean Pacific Seafood Group Inc.	Trade	107	114	385	452
(h)	Revolution Industry, LLC	Trade	—	—	—	190
(i)	UGO USA Inc.	Trade	—	—	—	212
	Other	Trade	115	54	199	219
	Total		$4,291	$6,622	$16,173	$18,453
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

b. Sales - related parties
Below is a summary of sales to related parties recorded for the three and nine months ended September 30, 2022 and 2021, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
(a)	ABC Food Trading, LLC	$815	$715	$3,077	$1,935
(b)	Asahi Food, Inc.	126	185	495	527
(c)	Best Food Services, LLC	189	309	1,058	709
(d)	Eagle Food Service, LLC	576	745	576	2,821
(e)	Eastern Fresh NJ LLC	—	55	—	155
(f)	Enson Group, Inc. (formerly "Enson Group, LLC")	—	—	—	53
(g)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	—	18	—	573
(h)	First Choice Seafood Inc	9	7	27	89
(i)	Fortune One Foods, Inc.	67	136	81	301
(i)	Heng Feng Food Services, Inc.	—	23	—	128
(j)	N&F Logistics, Inc.	—	164	36	531
	Other	—	6	—	17
	Total	$1,782	$2,363	$5,350	$7,839
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
The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. No rental income was recorded for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021. Rental income was $7,000 for the nine months ended September 30, 2021 and is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
The Company leased a facility to iUnited Services, LLC ("iUnited"), which has been determined to be a related party due to the equity ownership interest in iUnited of Mr. Jian Ming Ni, the Company's former Chief Financial Officer. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to iUnited for $1.5 million and a gain of $0.8 million. Rental income for the three and nine months ended September 30, 2021 was $15,000 and $45,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).
The Company leased a production area to Revolution Industry, LLC under a month-to-month lease agreement. This lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. No rental income was recorded for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021. Rental income was $6,000 for the nine months ended September 30, 2021 and is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company leased a warehouse to Enson Seafood GA Inc. (formerly “GA-GW Seafood, Inc.”) under an operating lease agreement expiring on September 21, 2027. During the three months ended June 30, 2022, the Company sold the warehouse to Enson Seafood GA Inc. (see Note 10 - Debt for additional information). There was no rental income for the three months ended September 30, 2022. Rental income for the three months ended September 30, 2021 was $120,000 and is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rental income for nine months ended September 30, 2022 and 2021 was $200,000 and $360,000, respectively and is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. ("Yoan") under an operating lease agreement expiring on December 31, 2020. In February 2021, the Company executed a new five year operating lease agreement with Yoan effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $86,000 and $77,000 for the three months ended September 30, 2022 and 2021, respectively, and is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rent incurred to the related party was $231,000 and $232,000 for the nine months ended September 30, 2022 and 2021, respectively, and is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Related Party Balances
a.Accounts receivable - related parties, net
Below is a summary of accounts receivable with related parties recorded as of September 30, 2022 and December 31, 2021, respectively:

(In thousands)		September 30, 2022	December 31, 2021
(a)	ABC Food Trading, LLC	$102	$76
(b)	Asahi Food, Inc.	152	72
(c)	Best Food Services, LLC	—	1
	Other	174	100
	Total	$428	$249
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
All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of September 30, 2022 and December 31, 2021.
b. Accounts payable - related parties, net
All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2022 and December 31, 2021, respectively:

(In thousands)		September 30, 2022	December 31, 2021
(a)	Best Food Services, LLC	$788	$699
(b)	Eastern Fresh NJ, LLC	18	581
(c)	North Carolina Good Taste Noodle, Inc.	581	595
	Other	111	66
	Total	$1,498	$1,941
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

c. Advances to suppliers - related parties, net
The Company periodically provides purchase advances to various vendors, including the related party suppliers. There were no advances to related party suppliers recorded as of September 30, 2022 and December 31, 2021.
d.Promissory note payable - related party
The Company issued a $7.0 million Unsecured Subordinated Promissory Note to BRGR (a related party via ownership by certain shareholders of the Company, and a former VIE through 2020) in January 2020 as part of the payment for the acquisition of BRGR. The note was to mature in January 2030 and carried a fixed interest rate of 6% per annum. There was no requirement to make principal repayments until maturity. During the three months ended June 30, 2022, the Company paid the remaining $4.5 million of the Unsecured Subordinated Promissory Note. Interest payments paid were $84,000 for the three months ended September 30, 2021. Interest payments paid were $129,000 and $282,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 14 - STOCK-BASED COMPENSATION
In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of September 30, 2022, the Company had 549,613 time-based vesting restricted stock units (“RSUs”) outstanding, 119,396 performance-based restricted stock units (“PSUs”) outstanding, and 2,224,017 shares remaining available for future awards under the 2018 Incentive Plan.
For the three and nine months ended September 30, 2022, stock-based compensation expense was $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2021, stock-based compensation expense was $0.4 million. Stock-based compensation expense is recorded in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of operations and comprehensive income.
As of September 30, 2022, there was $2.9 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.60 years.

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
In accordance with ASC 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. During the three months ended March 31, 2022, the Company recorded a lease guarantee-liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55% and is classified as Level 2 in the fair value hierarchy. The current portion of the lease guarantee liability of $0.3 million is recorded in Accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company's monthly rental payments, which commenced during the three months ended March 31, 2022, range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.
The estimated future minimum lease payments as of September 30, 2022 are presented below:

(In thousands)	Amount
Year Ending December 31,
2022 (remaining three months)	$127
2023	543
2024	582
2025	604
2026	621
Thereafter	5,116
Total	7,593
Less: Imputed interest	(1,771)
Total	$5,822

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
Financial Overview

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	Amount	%	2022	2021	Amount	%
Net revenue	$300,711	$215,542	$85,169	39.5%	$878,568	$568,468	$310,100	54.6%
Net income (loss) attributable to HF Foods Group Inc.	$(3,864)	$7,554	$(11,418)	(151.2)%	$3,814	$12,319	$(8,505)	(69.0)%
Adjusted EBITDA	$3,985	$16,555	$(12,570)	(75.9)%	$35,822	$33,592	$2,230	6.6%
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

Results of Operations for the Three Months Ended September 30, 2022 and 2021
The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Change
(In thousands)	2022	2021	Amount	%
Net revenue	$300,711	$215,542	$85,169	39.5%
Cost of revenue	249,218	173,630	75,588	43.5%
Gross profit	51,493	41,912	9,581	22.9%
Distribution, selling and administrative expenses	54,589	31,048	23,541	75.8%
(Loss) income from operations	(3,096)	10,864	(13,960)	(128.5)%
Interest expense	2,274	902	1,372	152.1%
Other income, net	(462)	(573)	111	(19.4)%
Change in fair value of interest rate swap contracts	(284)	(52)	(232)	NM
Lease guarantee expense	(58)	—	(58)	NM
(Loss) income before income tax provision	(4,566)	10,587	(15,153)	(143.1)%
Income tax (benefit) provision	(672)	2,676	(3,348)	(125.1)%
Net (loss) income	(3,894)	7,911	(11,805)	(149.2)%
Less: net income (loss) attributable to non-controlling interests	(30)	357	(387)	NM
Net (loss) income attributable to HF Foods Group Inc.	$(3,864)	$7,554	$(11,418)	NM
____________________
NM - Not meaningful
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	80.6%
Gross profit	17.1%	19.4%
Distribution, selling and administrative expenses	18.2%	14.4%
(Loss) income from operations	(1.1)%	5.0%
Interest expense	0.8%	0.4%
Other income, net	(0.2)%	(0.3)%
Change in fair value of interest rate swap contracts	(0.1)%	—%
Income before income tax provision	(1.6)%	4.9%
(Benefit) provision for income taxes	(0.2)%	1.2%
Net (loss) income	(1.4)%	3.7%
Less: net income (loss) attributable to noncontrolling interests	—%	0.2%
Net (loss) income attributable to HF Foods Group Inc.	(1.4)%	3.5%

Net Revenue
Net revenue for the three months ended September 30, 2022 increased by $85.2 million or 39.5% compared to the same period in 2021, primarily due to the additional revenue generated due to recent acquisitions and overall product cost inflation. Recent acquisitions, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed $70.7 million and organic growth contributed the remaining $14.5 million.
Gross Profit
Gross profit for the three months ended September 30, 2022 increased by $9.6 million or 22.9%, compared to the same period in 2021 primarily due to recent acquisitions, which contributed $11.1 million of gross profit for the three months ended September 30, 2022. Overall gross margin decreased from 19.4% in the three months ended September 30, 2021 to 17.1% in the three months ended September 30, 2022, primarily due to the lower gross margin from recent acquisitions due to the expected lower margin on our increased Seafood sales and timing of inventory purchases and higher than expected fluctuations in key commodity pricing.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the three months ended September 30, 2022 increased by $23.5 million, or 75.8%, to $54.6 million compared to $31.0 million for the three months ended September 30, 2021. Of the distribution, selling and administrative expenses increase, $9.3 million primarily resulted from payroll and related labor costs, inclusive of the additional costs due to recent acquisitions, as more workers were, and will continue to be, required to handle the increasing sales demand, $2.5 million was delivery related cost primarily driven by increasing fuel prices and revenue growth, and an increase of $4.9 million in professional fees primarily driven by legal costs, acquisition-related costs and increased compliance costs as a result of the SEC and SIC investigations and an SEC comment letter inquiry. Distribution, selling and administrative expenses as a percentage of net revenue increased from 14.4% for the three months ended September 30, 2021 to 18.2% for the three months ended September 30, 2022 primarily due to the costs disclosed above.
Interest Expense
Interest expense for the three months ended September 30, 2022 increased by $1.4 million, or 152.1%, compared to the same period in 2021 mainly due to higher utilization of the line of credit coupled with a higher interest rate and, to a lesser extent, the increase of $46.0 million to our mortgage-secured term loan. Our average daily line of credit balance increased by $42.2 million, or 259.0%, to $58.5 million for the three months ended September 30, 2022 from $16.3 million for three months ended September 30, 2021. The average daily interest rate on our line of credit balance increased to 3.61% for the three months ended September 30, 2022 from 1.47% for three months ended September 30, 2021.
Income Tax Provision
Our provision for income taxes decreased by $3.3 million, or 125.1%, from $2.7 million for the three months ended September 30, 2021 to $(0.7) million for the three months ended September 30, 2022 primarily due to a decrease in income before income taxes.
Net (Loss) Income Attributable to HF Foods Group Inc.
Net loss attributable to HF Foods Group Inc. was $3.9 million for the three months ended September 30, 2022, compared to net income attributable to HF Foods Group Inc. of $7.6 million for the three months ended September 30, 2021. The decrease of $11.4 million, or 151.2%, is primarily attributable to the increased costs disclosed above.

EBITDA and Adjusted EBITDA
The following table sets forth the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income, the closest GAAP measure:

	Three Months Ended September 30,		Change
(In thousands)	2022	2021	Amount	%
Net (loss) income	$(3,894)	$7,911	$(11,805)	(149.2)%
Interest expense	2,274	902	1,372	152.1%
Income tax provision	(672)	2,676	(3,348)	(125.1)%
Depreciation and amortization	6,386	4,743	1,643	34.6%
EBITDA	4,094	16,232	(12,138)	(74.8)%
Lease guarantee expense	(58)	—	(58)	NM
Change in fair value of interest rate swap contracts	(284)	(52)	(232)	446.2%
Stock-based compensation expense	162	375	(213)	(56.8)%
Acquisition and integration costs	71	—	71	NM
Adjusted EBITDA	$3,985	$16,555	$(12,570)	(75.9)%
Adjusted EBITDA margin	1.3%	7.7%
____________________
NM - Not meaningful
Adjusted EBITDA was $4.0 million for the three months ended September 30, 2022, a decrease of $12.6 million, or 75.9%, compared to $16.6 million for the three months ended September 30, 2021. The $12.6 million decrease in Adjusted EBITDA was primarily attributable to the increase in distribution, selling and administrative expenses as well as lower gross profit margin. Adjusted EBITDA margin decreased by 640 basis points primarily due to the increase in distribution, selling and administrative expenses as a percentage of net revenue of 380 basis points and a decrease of 230 basis points on gross profit margin.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,		Change
(In thousands)	2022	2021	Amount	%
Net revenue	$878,568	$568,468	$310,100	54.6%
Cost of revenue	723,778	461,994	261,784	56.7%
Gross profit	154,790	106,474	48,316	45.4%
Distribution, selling and administrative expenses	140,840	88,927	51,913	58.4%
Income from operations	13,950	17,547	(3,597)	(20.5)%
Interest expense	5,101	2,732	2,369	86.7%
Other income, net	(1,401)	(1,437)	36	(2.5)%
Change in fair value of interest rate swap contracts	(850)	(1,371)	521	(38.0)%
Lease guarantee expense	5,831	—	5,831	NM
Income before income tax provision	5,269	17,623	(12,354)	(70.1)%
Income tax provision	1,529	4,738	(3,209)	(67.7)%
Net income	3,740	12,885	(9,145)	(71.0)%
Less: net (loss) income attributable to noncontrolling interests	(74)	566	(640)	(113.1)%
Net income attributable to HF Foods Group Inc.	$3,814	$12,319	$(8,505)	(69.0)%

____________________
NM - Not meaningful
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue	82.4%	81.3%
Gross profit	17.6%	18.7%
Distribution, selling and administrative expenses	16.0%	15.6%
Income from operations	1.6%	3.1%
Interest expense	0.6%	0.5%
Other income, net	(0.2)%	(0.3)%
Change in fair value of interest rate swap contracts	(0.1)%	(0.2)%
Lease guarantee expense	0.7%	—%
Income before income tax provision	0.6%	3.1%
Provision for income taxes	0.2%	0.8%
Net income	0.4%	2.3%
Less: net income attributable to noncontrolling interests	—%	0.1%
Net income attributable to HF Foods Group Inc.	0.4%	2.2%
Net Revenue
Net revenue for the nine months ended September 30, 2022 increased by $310.1 million, or 54.6% compared to the same period in 2021, primarily due to the easing of COVID-19-related restrictions in 2022 that resulted in more dine-in business for our customers and an increase in overall foot traffic to restaurants, as well as the additional revenue generated due to recent acquisitions and overall product cost inflation. Organic growth contributed $125.7 million and recent acquisitions, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed the remaining $184.4 million.
Gross Profit
Gross profit for the nine months ended September 30, 2022 increased by $48.3 million or 45.4%, compared to the same period in 2021 mainly due to strong revenue growth and recent acquisitions, which contributed $26.0 million of gross profit for the nine months ended September 30, 2022. Overall gross margin decreased from 18.7% in the nine months ended September 30, 2021 to 17.6% in the nine months ended September 30, 2022, primarily due to lower gross margin from recent acquisitions due to the expected lower margin on our increased Seafood sales, increases in fuel costs, incremental lower margin sales from newly acquired customers, timing of inventory purchases and higher than expected fluctuations in key commodity pricing.
Distribution, Selling and Administrative Expenses
Distribution, selling and administrative expenses for the nine months ended September 30, 2022 increased by $51.9 million, or 58.4%, to $140.8 million compared to $88.9 million for the nine months ended September 30, 2021. Of the distribution, selling and administrative expenses increase, $25.5 million primarily resulted from payroll and related labor costs, inclusive of the additional costs due to recent acquisitions, as more workers were, and will continue to be, required to handle the increasing sales demand, $7.5 million was in delivery related cost primarily driven by increasing fuel prices and revenue growth, and an increase of $7.5 million in professional fees primarily driven by legal costs, acquisition-related costs and increased compliance costs as a result of the SEC and SIC investigations and an SEC comment letter inquiry. Distribution, selling and administrative expenses as a percentage of net revenue increased from 15.6% for the nine months ended September 30, 2021 to 16.0% for the nine months ended September 30, 2022 primarily due to the costs disclosed above partially offset by strong revenue growth and fixed cost leverage.

Interest Expense
Interest expense for the nine months ended September 30, 2022 increased by $2.4 million, or 86.7%, compared to the same period in 2021 mainly due to higher utilization of our line of credit coupled with a higher interest rate and, to a lesser extent, the increase of $46.0 million to our mortgage-secured term loan. Our average daily line of credit balance increased by $39.1 million, or 271.0%, to $53.5 million for the nine months ended September 30, 2022 from $14.4 million for nine months ended September 30, 2021. The average daily interest rate on our line of credit increased to 2.45% for the nine months ended September 30, 2022 from 1.48% for nine months ended September 30, 2021.
Income Tax Provision
Our provision for income taxes slightly decreased by $3.2 million, or 67.7%, from $4.7 million for the nine months ended September 30, 2021 to $1.5 million for the nine months ended September 30, 2022 primarily due to decreased profitability.
Net Income Attributable to HF Foods Group Inc.
Net income attributable to HF Foods Group Inc. was $3.8 million for the nine months ended September 30, 2022, compared to $12.3 million for the nine months ended September 30, 2021. The decrease of $8.5 million, or 69.0%, is primarily attributable to the $5.8 million in lease guarantee expense related to our AnHeart lease guarantee and the increased costs disclosed above, partially offset by the increased consumer demand for dine-in/take-out meals as COVID-19 restrictions eased in 2022, thereby prompting restaurants to replenish products more frequently.
EBITDA and Adjusted EBITDA
The following table sets forth the calculation of EBITDA and Adjusted EBITDA, and reconciliation to net income, the closest GAAP measure:

	Nine Months Ended September 30,		Change
($ in thousands)	2022	2021	Amount	%
Net income	$3,740	$12,885	$(9,145)	(71.0)%
Interest expense	5,101	2,732	2,369	86.7%
Income tax provision	1,529	4,738	(3,209)	(67.7)%
Depreciation and amortization	18,245	14,233	4,012	28.2%
EBITDA	28,615	34,588	(5,973)	(17.3)%
Lease guarantee expense	5,831	—	5,831	NM
Change in fair value of interest rate swap contracts	(849)	(1,371)	522	(38.1)%
Stock-based compensation expense	673	375	298	79.5%
Acquisition and integration costs	1,130	—	1,130	NM
Impairment loss	422	—	422	NM
Adjusted EBITDA	$35,822	$33,592	$2,230	6.6%
Adjusted EBITDA margin	4.1%	5.9%
____________________
NM - Not meaningful
Adjusted EBITDA was $35.8 million for the nine months ended September 30, 2022, an increase of $2.2 million, or 6.6%, compared to $33.6 million for the nine months ended September 30, 2021. The $2.2 million increase in Adjusted EBITDA was primarily attributable to our strong business recovery to pre-COVID-19 pandemic levels partially offset by the increase of distribution, selling and administrative expenses as a percentage of net revenue from 15.6% for the nine months ended September 30, 2021 to 16.0% for the nine months ended September 30, 2022. Adjusted EBITDA margin decreased by 180 basis points primarily due to the decrease of 110 basis points on gross profit margin.

Liquidity and Capital Resources
As of September 30, 2022, we had cash of approximately $17.8 million, checks issued not presented for payment of $18.5 million and access to approximately $28.7 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and our line of credit. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.
Based on current sales volume, which has been increasing steadily quarter-on-quarter since the third quarter of fiscal year 2020, we believe that our cash flow generated from operations is sufficient to meet our normal working capital needs and debt obligations for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has taken into consideration historical experience, general economic trends in the United States, and trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of September 30, 2022.
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
As of September 30, 2022, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table summarizes cash flow data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(In thousands)	2022	2021	Amount	%
Net cash provided by operating activities	$6,932	$11,333	$(4,401)	(38.8)%
Net cash used in investing activities	(50,234)	(6,444)	(43,790)	679.5%
Net cash provided by (used in) financing activities	46,316	1,073	45,243	NM
Net increase in cash and cash equivalents	$3,014	$5,962	$(2,948)	(49.4)%
____________________
NM - Not meaningful

Operating Activities
Net cash provided by operating activities decreased to $6.9 million for the nine months ended September 30, 2022, compared to $11.3 million for the nine months ended September 30, 2021 primarily due to lower net income partially offset by changes in working capital items.
Investing Activities
Net cash used in investing activities was $50.2 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $6.4 million for the nine months ended September 30, 2021, an increase of $43.8 million primarily due to the Sealand Acquisition of $34.9 million and the $17.4 million paid for the inventory acquired related to the Great Wall Acquisition partially offset by proceeds from the $7.2 million sale of a warehouse.
Financing Activities
Net cash provided by financing activities was $46.3 million for the nine months ended September 30, 2022, compared to net cash used in financing activities of $1.1 million for the nine months ended September 30, 2021, primarily due to the $46.0 million increase of our mortgage-secured term loan and the net impact of $15.4 million on our line of credit from net proceeds of $0.8 million for the nine months ended September 30, 2021 to net proceeds of $16.2 million for the nine months ended September 30, 2022, partially offset by the $4.5 million payoff of our related party promissory note payable and the $4.5 million repayment of long-term debt related to our warehouse sale mentioned above.

Critical Accounting Policies and Estimates
We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the nine months ended September 30, 2022.
Our policy is to test goodwill for impairment annually in the fourth quarter or more frequently if certain triggering events or circumstances indicate it could be impaired. We are monitoring the decline in our stock price and the potential for this to impact our recorded goodwill. While we have determined there to be no triggering events at September 30, 2022, a sustained decline in our stock price could result in a quantitative test of impairment in the fourth quarter.

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
As of September 30, 2022, our aggregate floating rate debt’s outstanding principal balance was $184.2 million, or 94.6% of total debt, consisting of long-term debt and our revolving line of credit. See Note 10 - Debt to the unaudited condensed consolidated financial statements in this Form 10-Q for additional information. Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 5.4% of our debt is fixed-rate and floating rate with hedge. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $1.8 million per year.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2021, we identified two material weaknesses as were reported previously, which continue to exist as of September 30, 2022. In addition, there were other material weaknesses identified during 2021 that exist as of September 30, 2022. We did not properly design or maintain effective controls over the control environment, risk assessment, monitoring, control activities, and information and communication components of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective as of September 30, 2022. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.
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
There have been no other change to our internal control over financial reporting during the three months ended September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1†	Letter Agreement, dated June 30, 2022, by and among HF Foods Group Inc. and Jose Maroto	8-K	10.1	7/7/2022
10.2†	Offer Letter, dated July 8, 2022, by and among HF Foods Group, Inc. and Carlos A. Rodriguez	8-K	10.1	7/14/2022
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

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