Form 10-K
period 2022-12-31
HF Foods Group Inc.
filed 2023-03-31
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $266.9 million.
As of March 27, 2023, the registrant had 53,827,531 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

HF FOODS GROUP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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
•Low margins in the foodservice distribution industry and periods of significant or prolonged inflation or deflation;
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
•The steps taken by the governments where our suppliers are located, including the People’s Republic of China, to address the COVID-19 pandemic;
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

•Our ability to regain compliance with Nasdaq listing requirements;
•The impact on the price and demand for our common stock resulting from the relative illiquidity of the market for our common stock and the as yet resolved Nasdaq delisting determination;
•Significant stockholders’ ability to significantly influence the Company; and
•Other factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 11.

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

PART I.

ITEM 1.    BUSINESS.

Overview

HF Foods Group Inc., operating through our subsidiaries (“HF Group,” the “Company,” “we,” “us,” or “our”), is a leading foodservice distributor to Asian restaurants, primarily Chinese restaurants located throughout the United States. HF Group was formed through a merger between two complementary market leaders, HF Group and B&R Global Holdings, Inc. ("B&R Global"), on November 4, 2019.

With 18 distribution centers and a fleet of over 400 refrigerated vehicles, our distribution network now spans 46 states covering approximately 95% of the contiguous United States. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors, and supported by two outsourced call centers in China, we have become a trusted partner serving over 15,000 Asian restaurants providing sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

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

Our Business and Products

Our business features 18 strategically positioned distribution centers with over one million square feet of warehouse space and a fleet of over 400 vehicles to provide a wide variety of products with a strong focus on Asian specialty food ingredients essential for Asian cooking. Supported by an extensive supplier network, we aim to provide a one-stop service with on-time delivery and high fulfillment rates, at competitive pricing.

We offer over 2,000 different products to our clients, which include virtually all items needed to operate their restaurant business. Product offerings range from meat and poultry, perishable fresh produce, frozen seafood, general commodities and takeout food packaging materials to meet our customers’ demands. The majority of our procurement currently consists of goods purchased domestically and imported goods purchased through domestic brokers, such as frozen meat, seafood and fresh vegetables, which are procured through large suppliers or directly from producers.

The following table sets forth our broad range of products and sales percentage by category for the year ended December 31, 2022:

Category	Description	Percentage
Seafood	Lobster, shrimp, crab, scallops and fish, such as tuna and Alaskan salmon	30%
Asian Specialty	Products with an Asian flair or flavor, including specialty noodles, rice, dry goods, such as dried mushrooms or dried beans, specialty sauces/seasonings, spring rolls, and canned products, such as preserved vegetables, bamboo shoots and water chestnuts	26%
Meat and Poultry	Beef, pork, chicken and duck	20%
Fresh Produce	Fresh, seasonal fruits and vegetables, such as celery, Chinese cabbage and winter melon which are widely used in Chinese cuisines	11%
Packaging and Other	Take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups and sushi combo boxes	7%
Commodity	General commodities including oil, flour, salt and sugar	6%

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

Our Strategy

We are differentiated from mainstream food distribution companies, such as Sysco Corporation ("Sysco"), US Foods Holding Corp. ("US Foods") and Performance Food Group Company ("PFGC"), through our strong understanding of Asian culture and cooking essentials, distinctive product portfolio and resourceful supply chains. We believe our wide range of Asian-centric product offerings is unmatched, as many of the items we offer are unique and specific to the Chinese restaurant industry.

We believe that our scale and deep knowledge of our customers’ needs provide a competitive advantage over our direct competitors and have contributed greatly to our success, including the following:

•Wide array of Asian specialty products: These are not commonly provided by large distributors serving the mainstream market.
•Deep understanding of Chinese culture: As our customers are primarily Chinese and Asian restaurants, most of our employees can speak Mandarin as well as the native dialects of our customers. We believe this is a key business strength and competitive advantage, as many of the restaurants' owners/chefs are migrants who feel less comfortable conversing in English.
•Lower sales and administrative expenses: We outsource our telephone-based sales and customer service to two call centers located in China with Mandarin and Chinese dialect (Fuzhounese) speaking agents to better serve our customers.
•Purchasing power: We capitalize on economies of scale and have strong relationships with both our domestic and foreign suppliers.
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

We aim to further expand into new key markets, as well as to strategically consolidate our market leadership position in existing markets, primarily through acquisitions. We will also explore potential vertical expansion in our acquisition strategy, both upstream and downstream of the foodservice value chain, including providing value-added items such as semi-prepared food products to help our customers upgrade their service, as well as exploring adjacent markets. We continue to invest in technological advancements to develop state-of-the-art management information and operating systems, to further improve our operational efficiency, accuracy and customer satisfaction, and to cement our foothold as a leading foodservice distributor to Asian restaurants in the U.S.

Features of Chinese Restaurants

Set forth below are the principal characteristics of the Asian/Chinese restaurants we serve.

Primarily Serving Non-Chinese Americans. There are tens of thousands of Chinese restaurants spread throughout the U.S., primarily serving non-Chinese American customers. Although the dishes they serve cater to the preferences of American mainstream customers and are more simply and quickly prepared as compared to traditional full-service Chinese restaurant cuisine, they still require specialized and distinctive Chinese ingredients used in traditional Chinese cooking styles.

Operated by Chinese Individual Families. Most Chinese restaurants serviced by HF Group are generally family-owned with very few workers, who are usually immigrants from China or second generation Chinese Americans. These restaurant owners, especially the founders, are generally less sophisticated, with limited education and resources and appreciate value-added services from suppliers to help them improve their operational efficiency. The owners and workers in these Chinese restaurants usually speak Mandarin or other regional dialects of the Chinese language. We believe that understanding their culture and language is paramount to facilitating efficient communications and building trust with customers.

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

Cultural Barriers to Entry. Understanding Chinese cooking culture is important to running a Chinese restaurant, and, therefore, most Chinese restaurants are operated by Chinese Americans. We believe that it is very difficult for mainstream food distributors to serve these restaurants due to various cultural and language barriers.

Highly Fragmented Market. The Asian foodservice market is currently highly fragmented with many small and unsophisticated direct store distributors, such as small-scale wholesaler redistributors, specialty import brokers, farmers markets, and local produce retailers, operating without significant financial support or a sophisticated logistics infrastructure. We believe we are the leading Chinese food distributor in the U.S. with a well-developed logistics infrastructure, strong financial means, and experienced management team that provides the marketplace with an avenue for consolidated purchasing, high fill rate, and efficient delivery frequency at a competitive price. The fragmented nature of the Asian foodservice market creates acquisition opportunities for our company to continue to expand its geographic footprint and customer base.

Competitive Advantages over New Entrants. Each distribution center requires a large amount of invested capital to support the full temperature-controlled logistics and warehouse operations to help customers grow their sales and profit. Consolidated purchasing allows us to pass on cost savings to our customers and provide competitive pricing. We believe our continued investment in technology will lead to long-term expense reduction and further administrative efficiency. These competitive advantages result in economies of scale which smaller and fragmented suppliers cannot match.

Demand for Value-Added Services. Our customers are Asian/Chinese restaurants, primarily takeout restaurants. These customers are price and quality sensitive with a high demand for great service and mutual trust. Our employees speak their language, understand their culture and build a bond with our customers. Our 24-hour after sale service call domestically and in China allows us to serve as a supportive and dependable business partner. Through vendor partnerships, we help our large customers source distinct products from their choice of vendors, either domestically or internationally. These are the value added services that we are able to provide to our customers in our one-stop shopping offering.

Continued Consumer Spending on Food Away From Home. Prior to the onset of the COVID-19 pandemic, according to the U.S. Department of Agriculture ("USDA"), the food away from home market grew to surpass spending on the food at home market. The foodservice industry declined sharply when COVID-19 restrictions adversely impacted restaurants' operations and foot traffic. As COVID-19 restrictions eased in 2021 and into 2022, both full service and fast food/take out restaurants have rebounded. We believe the long-term trend of increasing food away from home market consumption will resume and continue to be a key driver of demand for Asian/Chinese restaurants.

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

Full sales support from the beginning of a sales order to post-sales service is offered through these call centers. These services are complemented by our domestic sales teams who make regular on-site visits to customers’ restaurants. With cultural understanding coupled with a distinct and diverse cultural bonding, the entire sales team has been successful in forging better customer rapport and retention and is better able to understand customers’ needs and operations as compared to the mainstream foodservice distributors attempting to serve this channel. Utilizing our customized information system to share valuable and pertinent information with our customers is important to help them grow their business. This information includes, but is not limited to, purchasing history, order tracking, item availability, items on promotion, and best-selling or trending items.

We formulate strategies and implement action plans to ensure cohesive sales and marketing efforts to our existing and prospective customers. The domestic sales team works closely with the sales staff in China to ensure our strategies are implemented effectively and our action plans are carried out swiftly. Distribution centers are decentralized and empowered to cater to local and regional customers’ needs by customizing their specific product portfolio. With respect to customer care and satisfaction, we offer a refund policy without penalty, which many of our small competitors in the market segment and the direct store distributors are unable to provide. Our 100% satisfaction guarantee permits our customers to reject part of the order or the entire order within 24 hours of receipt without any penalty. We believe that this refund policy further cements the trust and loyalty of our customers toward our brand and company.

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

None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2022 and 2021.

Trademarks

Except for the trademarks for HF black and white/color logos, Rong, Rong GREEN LEAF, Great Wall logos, <333>, SEA333, and SEA888, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

Human Capital

One of our primary areas of focus is to continue to strengthen our team by retaining, attracting, and hiring qualified top talent. This includes implementing the right organizational structure with a focus on growing capabilities through training and development of our talent.

We believe one of the key factors of our success is the commitment and loyalty of our workforce. All of our general managers and distribution level management team have been with the business since our inception. Their deep understanding of the business and the strong relationships they maintain with front line employees enable us to be a union free workforce.

As of December 31, 2022, we have 1,070 total employees, which includes 890 permanent employees and 180 temporary employees through agencies.

Compensation and Benefits

We are committed to positively impacting the lives of our employees by offering competitive pay and affordable benefits. In 2022, we made the decision to completely revamp our compensation and benefits programs. We rolled out a comprehensive management incentive bonus and long-term incentive equity plan to include a broader group of non-executive employees. We also adopted plans to enhance our benefit plan designs with lower employee premiums and offer more free benefits to our employees with an effective date in 2023.

Recruiting, Training, and Development

Our ability to continue to retain, attract, and recruit top talent at all levels is key to our future success. In 2022, we launched an Operations Leadership Development Program aimed to develop the next generation of general manager leaders. As we continue to transform our operations through new system and process improvements, training and development of our existing employees is vital.

Diversity and Inclusion

HF Foods was founded by Asian Americans. Building a successful business based on diversity and inclusion has been part of our DNA since our inception. Throughout our history, we have continued to maintain diversity and inclusion as one of our top priorities. 99% of our total workforce is made up of Hispanic, Black or African American, and Asian employees.

In recent years, we have strengthened our commitment to diversity and inclusion. Three out of five members of our Board of Directors are Asian and two out of five are women. At the corporate level, nearly 47% of our director and above positions are held by women.

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

Our business and employment practices are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking business through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours-of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We also are subject to federal and state immigration laws, regulations and programs that regulate our ability to hire or retain foreign employees. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; proper handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and above ground storage tanks for diesel fuel and other petroleum products. For the year ended December 31, 2022, the costs of managing our compliance with environmental laws and regulations was nominal.

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

Information about our Executive Officers

Name	Age	Position
Xiao Mou Zhang	50	Chief Executive Officer
Xi Lin	34	Chief Operating Officer
Carlos Rodriguez	49	Chief Financial Officer
Christine Chang	40	General Counsel and Chief Compliance Officer
Xiao Mou Zhang (aka Peter Zhang) has served as Co-Chief Executive Officer and director since November 4, 2019 following the merger between HF Group and B&R Global Holdings Inc. ("B&R Global"), and was promoted to sole Chief Executive Officer on February 23, 2021. From 2014 until the merger, he served as Chairman of the Board and a Director of B&R Global that was co-founded by Mr. Zhang and his partners, to consolidate the shareholdings of various operating entities across the Pacific and Mountain States regions. Mr. Zhang has well over 20 years of experience in the food distribution industry with extensive experience in sales, marketing, financing, acquisitions, inventory, logistics and distribution. Under Mr. Zhang’s leadership, B&R Global established a large supplier network and maintained long-term relationships with many major suppliers stemming from business relationships that were built up over the years. A large purchase volume and a centralized procurement process also allowed B&R Global favorable negotiating power with vendors that source high quality products at lower prices than many competitors.

Xi Lin (aka Felix Lin) has served as Chief Operating Officer since May 1, 2022. Mr. Lin also previously served as an independent director of HF Group from November 2019 to April 2022. Mr. Lin has worked in a number of positions at Blue Bird Corporation since 2011 until his resignation on April 1, 2022. Prior to his resignation, he was Vice President of Human Resource and External Affairs, with responsibility for human resources, government relations, training and strategic relationships. He also held various other positions within Blue Bird Corporation in the Operations Management Department from 2015 to 2016, the Finance and Accounting Department in 2011 and from 2013 to 2015, and the Business Development Department in 2012. Mr. Lin received his B.A. in Accounting and Finance from the Eugene Stetson School of Business and Economics in Georgia, a Master’s degree in Accountancy from the J. Whitney Bunting College of Business in Georgia, and a Master’s degree in Business Administration from the University of North Carolina at Chapel Hill.

Carlos Rodriguez has served as Chief Financial Officer since August 1, 2022. Mr. Rodriguez brings more than 25 years of finance and accounting experience across various industries, including technology, entertainment, restaurants, and life science. Most recently, Mr. Rodriguez served as Chief Accounting Officer and Vice President Corporate Finance for Generate Life Sciences, Inc., a $300 million high growth company. In that role, he led the Accounting, Finance, Financial Reporting, Treasury/Cash Management, Strategic and Financial Planning, M&A Due Diligence, and other financial responsibilities. Prior to Generate Life Sciences, Mr. Rodriguez served as Vice President of Accounting and Corporate Finance for California Pizza Kitchen, Inc. Mr. Rodriguez holds a Bachelor’s degree in Accounting and a Master’s of Business Administration degree from the University of Southern California and is also a Certified Public Accountant in the State of California.

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

ITEM 1A.    RISK FACTORS.

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position and/or future financial performance. The risks set forth in this Section 1A are presented as of December 31, 2022 and the periods then ended.

Risk Factors Relating to Our Business and Industry

Global health developments and economic uncertainty resulting from pandemics such as the COVID-19 pandemic, and governmental action related thereto, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

In 2020 and through early 2021, we saw the impact of COVID-19 in our operations, including significant decreases in sales. While COVID-19 did not significantly impact our operations in 2022, the impact of pandemics may have an adverse impact on numerous aspects of our business, financial condition and results of operations including, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, and the global economy and financial markets generally. We cannot predict the duration of future pandemics or future governmental regulations or legislation that may be passed as a result of ongoing or future outbreaks. The impact of pandemics and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by us.

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. During 2022, we experienced significantly elevated commodity and supply chain costs including the cost of labor, sourced goods, energy, fuel, packaging materials and other inputs necessary for the distribution and production of our products, and elevated levels of inflation may continue or worsen in 2023.

Periods of significant product cost inflation or deflation may adversely affect our results of operations if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner. In addition, periods of rapidly increasing inflation may adversely affect our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.

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

The global supply chain, ranging from consumer goods, electronics, and industrial raw materials to food supplies, was negatively impacted by the COVID-19 pandemic, shipping bottlenecks, and rapidly rising freight costs. We procure the majority of our food supply domestically, which includes certain imported products we purchase from domestic brokers. Food production is widely dispersed throughout the U.S. and we depend on producers of food and restaurant supply products to timely deliver these components of our inventory in quantities sufficient to meet customer demand. Any disruptions or delays in our supply chains as a result of labor shortages, commodity shortages, or inefficiencies in distribution or logistical services could cause delays in the shipment or delivery of our products to our customers. Any prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

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

We purchase goods and services from related parties of our current and former management team, as well as our largest shareholder, and sell products to related parties of our current and former management team, as well as our largest shareholder. These related-party transactions create the possibility of conflicts of interest with regard to our management, including that:

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
•our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time; and
•such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our Special Transactions Review Committee regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have an adverse effect on our business, financial condition and results of operations.

For more information on our related party transactions, see Note 14 - Related Party Transactions in our consolidated financial statements in this Annual Report on Form 10-K.

We may in the future be required to consolidate the assets, liabilities, and results of operations of certain existing and future related party entities, which could have an adverse impact on our results of operations, financial position, and gross margin.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future related party entities. To ascertain whether we are required to consolidate an entity, we are required to determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include evaluating the decision-making authority and management of the day-to-day operations of the related party entity and the obligation to absorb losses or right to receive benefits from the related party in relation to others. Changes in the financial accounting guidance, or changes in circumstances at each of these related party entities, could lead us to determine that we have to consolidate the assets, liabilities, and results of operations of such related party entities. We have determined to consolidate certain related parties as VIEs, see Note 3 - Variable Interest Entities in our consolidated financial statements in this Annual Report on Form 10-K for additional information. The consolidation of other related parties as VIEs could significantly increase our indebtedness and may have a material adverse impact on our results of operations, financial position, and gross margin. In addition, we may enter into future affiliations with related parties or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

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

We are subject to regulation by various federal, state, and local governments, applicable to food safety and sanitation, ethical business practices, securities, transportation, minimum wage, overtime, other wage payment requirements, employment discrimination, immigration, and human health and safety. While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, and prohibitions on exporting. The cost of compliance or the consequences of non-compliance, including debarments, could have an adverse effect on our results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

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

From time to time, we may be party to various claims and legal proceedings. For example, as reported previously, the Company is subject to a non-public investigation by the SEC and has responded to various information requests from the SEC in connection with that investigation. The Company is fully cooperating with the SEC’s requests and cannot predict the outcome of this investigation. See Part I, Item 3. Legal Proceedings to this Form 10-K for more information. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of these lawsuits or legal proceedings, including potential securities litigation and/or other legal actions, is expensive and may divert management’s attention, and we may incur significant expenses in defending these lawsuits or legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations.

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

Severe weather, natural disasters and adverse climate changes, as well as the legal, regulatory or market measures being implemented to address climate change, may materially adversely affect our financial condition and results of operations.

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

There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.

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

A significant breach of our cybersecurity infrastructure may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our technology systems or are in cloud-based software services. Breaches have occurred, and may occur again, in our systems and in the systems of our suppliers and third-party administrators. Any such breach could result in operational impairments, significant harm to our reputation and financial losses.

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

As of December 31, 2022, we utilized $53.1 million of the $100 million asset-secured revolving credit facility and $122.0 million of long-term mortgage and equipment loans, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, or react to changes in business and repay other debts. These bank loans contain covenants that restrict our ability to incur additional debt and operate our business. We may not be able to generate a sufficient amount of cash needed to pay interest and principal on our debt facilities or refinance all or a portion of our indebtedness, due to a number of factors, including significant change of economic conditions, market competition, weather conditions, natural disaster, and failure to execute our business plan.

An increase in interest rates could adversely affect our cash flow and financial condition.

We are subject to market risks relating to changes in the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the use of LIBOR by the end of 2021. In the U.S., the Alternative Reference Rates Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as LIBOR's replacement. LIBOR and SOFR have significant differences, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Our LIBOR-based borrowings were converted to SOFR. The differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs than if LIBOR remained available, which may have an adverse effect on our business, financial condition and results of operations. Furthermore, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist in the future, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. Alternative benchmark rates may replace LIBOR and could affect our debt securities, debt payments, and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates. Any other new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023.

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

Impairment analysis requires significant judgment by management and the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets are sensitive to changes in key assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally, all of which were unfavorably impacted by the COVID-19 pandemic. To the extent that business conditions deteriorate further, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional future impairment charges, which could be material. For more information on our goodwill impairment assessment and related impairment charge, see Note 9 - Goodwill and Acquired Intangible Assets in our consolidated financial statements of this Annual Report on Form 10-K.

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
•sales of our equity securities common stock by shareholders, including the owners of businesses we have acquired, management, or our founder and his affiliated trusts and family members;
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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2022, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2022, and (3) our disclosure controls and procedures were not effective as of December 31, 2022. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

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

We were delinquent in the filing of our periodic reports with the SEC initially as a result of additional review and procedures relating to our merger with B&R Global. After the resolution of certain merger-related issues in September 2022, our ability to timely file periodic reports was delayed due to additional review and procedures of complex technical and accounting issues relating to the previously disclosed independent investigation by the Special Investigation Committee of the Company’s Board of Directors and the previously disclosed concurrent, non-public SEC investigation. We filed our delinquent periodic reports on January 31, 2023. As a result of this delay, we have delayed convening our annual meeting of stockholders for 2022.

As a result of our delay in holding our annual meeting of stockholders, we are not in compliance with the listing requirements of NASDAQ Listing Rule 5260(a), which requires NASDAQ-listed companies to hold their annual meeting of stockholders within the twelve months following the end of such company’s fiscal year. Under NASDAQ's listing rules, we were permitted to submit to NASDAQ a plan to regain compliance, after which we were granted a stay of delisting procedures subject to our meeting certain conditions, including holding our annual meeting of stockholders no later than June 30, 2023. We intend to hold our annual shareholder meeting no later than June 2023 in order to establish compliance with NASDAQ listing standards. If we are unable to re-establish compliance with these standards, our common stock would be subject to delisting by NASDAQ. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on NASDAQ or on any other exchange. Furthermore, if we were subjected to the delisting of our common stock from trading on NASDAQ, this could adversely affect the market price of and hinder our shareholders' ability to trade in our common stock, and could also affect our ability to access the capital markets or complete acquisitions.

Due to the delayed filing with the Commission of our Form 10-K for the year ended December 31, 2021, and Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities), which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing with the Commission of this Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, each filed on January 31, 2023, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to file all such reports in a timely manner in the future. Should we wish to register the offer and sale of additional securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our business, strategic plan and financial condition.

Future sales of our common stock may cause our stock price to decline.

As of March 27, 2023, there were 53,827,531 shares of our common stock outstanding. Of this number, approximately 53.8 million shares of common stock were freely tradable without restriction, unless the shares were held by our affiliates. The remaining shares of common stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

Zhou Min Ni has significant influence over the Company and may have interests that conflict with those of our other shareholders.

The Company’s former Chairman and Co-CEO Zhou Min Ni, directly and indirectly through the trustee of the trusts established for the benefit of his family, beneficially owns approximately 25% of our common stock. As a result, Mr. Ni has sufficient voting power to significantly influence matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Further, the possibility that Mr. Ni may sell all or a large portion of his common stock in a short period of time could adversely affect the trading price of our common stock. The interests of Mr. Ni may not align with the interests of other holders of our common stock. Mr. Ni’s significant beneficial ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We do not currently intend to pay dividends on our common stock and, consequently, investors’ ability to achieve a return on investment will depend on appreciation in the price of our common stock.

We have not declared nor paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, investors are not likely to receive any dividends on common stock in the near term, and capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.
As of the date of this report, we operated 18 distribution centers with a total of approximately 1.3 million square feet of warehouse space including approximately 400 thousand square feet of refrigerated storage utilizing a mix of leased (31%) and owned (69%) facilities for distribution, warehousing inventory, service and administrative functions. The table below lists the aggregate square footage, by state for these operating facilities as of December 31, 2022.

Location	Number of Facilities	Total Square Feet
Arizona	1	51,000
California	5	301,000
Colorado	1	53,000
Florida	1	136,200
Georgia	1	123,000
Illinois	1	135,000
North Carolina	2	236,000
Texas	2	65,000
Utah	2	81,000
Washington	1	65,000
Virginia	1	43,000
Totals	18	1,289,200
In addition, we lease our corporate headquarters, in Las Vegas, Nevada, consisting of approximately 5,000 square feet with a term of 6.5 years beginning March 17, 2021. We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.
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
As previously disclosed, in March 2020, an analyst report suggested certain improprieties in the Company’s operations, and in response to those allegations, the Company’s Board of Directors appointed a Special Committee of Independent Directors (the “Special Investigation Committee”) to conduct an internal independent investigation with the assistance of counsel. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). These Class Actions have since been dismissed and are now closed.

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC.

On May 20, 2022, the Board of Directors of HF Group received a letter from a stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Group engaged in misconduct and breached their fiduciary duties, and demands that HF Group investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of the Class Actions.

On June 30, 2022, the Board of Directors of HF Group resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand in order to determine whether the Company should assert any claims against the current or former officers and directors.

On August 19, 2022, James Bishop filed a verified stockholder derivative complaint in the Court of Chancery of the State of Delaware (the “Delaware Action”), which asserts similar allegations to those set forth in the Bishop Demand. On September 21, 2022, Bishop and the Company filed a stipulation to stay the Delaware Action for 90 days, which the court granted on September 22, 2022. On December 20, 2022, Bishop and the Company filed a stipulation to extend the stay of the Delaware Action for an additional 60 days, which the court granted on December 21, 2022. On March 15, 2023, the Court of Chancery entered an order approving a joint stipulation submitted by Bishop and HF Foods to stay the case for an additional 60 days.

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

Holders of Record

As of March 27, 2023, there were 53,827,531 shares of our common stock outstanding held by 41 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about our business, the results of operations, financial condition, liquidity and capital resources of HF Foods Group Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on January 31, 2023.

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

On April 29, 2022, HF Group acquired substantially all of the assets of Sealand Food, Inc. (the "Sealand Acquisition"), one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. See Note 8 - Acquisitions to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding recent acquisitions.

We have grown our distribution network to 18 distribution centers servicing 46 states and covering approximately 95% of the contiguous United States with a fleet of over 400 refrigerated vehicles. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors and supported by two call centers in China, we have become a trusted partner serving over 15,000 Asian restaurants, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.

COVID-19 Impact

The impact of the COVID-19 pandemic had an adverse effect on our business, financial condition and operational results in 2020. All states across the country issued some form of stay-at-home orders, shutdowns, voluntary containment measures, and social distancing. The operations of our restaurant customers were also severely disrupted due to the significant decline in consumer demand for food away from home. The government mandates forced many of our restaurant customers to temporarily close or convert to take-out or delivery-only operations. As a result, there was a significant decline in net revenue beginning from the last two weeks of March 2020 through September 2020, negatively impacting our overall financial results in 2020. Since the third quarter of 2020, we've experienced a quarter-on-quarter recovery in net revenue.

The impact of COVID-19 seen in 2020 has generally subsided. Our net revenue for 2021 strongly recovered to 96% of pre-COVID-19 pandemic levels and net revenue for 2022 increased 47% as compared to 2021. Based on current sales volumes and adjusted cost structures, we continue to generate positive operating cash flow on a weekly basis and do not have immediate liquidity concerns. We remain optimistic on the long-term prospects for our business although we may continue to face intermittent government restrictions on our restaurant customers' business operations.

As a market leader in servicing the Asian/Chinese restaurant sector, we believe that we are well-positioned for long-term success. The fragmented nature of the Asian/Chinese foodservice industry and the environment during COVID-19 created opportunities for a company with the necessary expertise and a comprehensive cultural understanding of this unique customer base. We believe we are differentiated from our competitors given our extensive footprint, strong vendor and customer relationships, and value-added service offerings, all of which have allowed and will continue to allow us to better serve our customers.

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

Financial Review

Highlights for 2022 included:

•Net revenue: Net revenue was $1,170.5 million in 2022, compared to $796.9 million in 2021, an increase of $373.6 million, or 46.9%. This increase was primarily attributable to recent acquisitions, product cost inflation, and, to a lesser extent, the strong recovery of restaurant demand from the COVID-19 pandemic.

•Gross profit: Gross profit was $205.5 million in 2022 compared to $151.5 million in 2021, an increase of $54.0 million, or 35.6%. The increase was primarily attributable to the additional revenue generated due to recent acquisitions. Gross profit margin for 2022 decreased from 19.0% in 2021 to 17.6% in 2022.

•Distribution, selling and administrative expenses: Distribution, selling and administrative expenses increased by $72.9 million, or 59.8%, mainly due to an increase in payroll and related labor costs and sales related cost, driven by net revenue growth and recent acquisitions, along with increased professional fees and delivery costs. Distribution, selling and administrative expenses as a percentage of net revenue increased from 15.3% in 2021 to 16.7% in 2022, primarily due to the costs disclosed above partially offset by strong revenue growth.

•Net income attributable to HF Foods Group Inc.: Net income was $0.5 million in 2022 compared to net income of $22.1 million in 2021. The decrease of $21.6 million was driven by the decrease in gross profit margin and the increase in distribution, selling and administrative expenses as a percentage of net revenue.

•Sealand Acquisition: On April 29, 2022, we acquired substantially all of the operating assets of Sealand Food, Inc. ("Sealand") including equipment, machinery and vehicles for an aggregate purchase price of $20.0 million in cash, as well as $14.4 million of acquired saleable inventory and additional fixed assets for approximately $0.5 million. The acquisition was completed to expand our territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,		Change
(In thousands)	2022	2021	Amount	%
Net revenue	$1,170,467	$796,884	$373,583	46.9%
Cost of revenue	964,955	645,372	319,583	49.5%
Gross profit	205,512	151,512	54,000	35.6%
Distribution, selling and administrative expenses	194,953	122,030	72,923	59.8%
Income from operations	10,559	29,482	(18,923)	(64.2)%
Interest expense	7,457	4,091	3,366	82.3%
Other income	(1,829)	(508)	(1,321)	260.0%
Change in fair value of interest rate swap contracts	(817)	(1,425)	608	(42.7)%
Lease guarantee expense	5,744	—	5,744	100.0%
Income before income tax provision	4	27,324	(27,320)	(100.0)%
Income tax (benefit) provision	(231)	4,503	(4,734)	(105.1)%
Net income and comprehensive income	235	22,821	(22,586)	(99.0)%
Less: net (loss) income attributable to noncontrolling interests	(225)	676	(901)	(133.3)%
Net income and comprehensive income attributable to HF Foods Group Inc.	$460	$22,145	$(21,685)	(97.9)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue	82.4%	81.0%
Gross profit	17.6%	19.0%
Distribution, selling and administrative expenses	16.7%	15.3%
Income (loss) from operations	0.9%	3.7%
Interest expense	(0.6)%	(0.5)%
Other income, net	0.2%	—%
Change in fair value of interest rate swap contracts	0.1%	0.2%
Lease guarantee expense	(0.5)%	—%
Income before income tax provision	—%	3.4%
Income tax (benefit) provision	—%	0.5%
Net income	—%	2.9%
Less: net income attributable to noncontrolling interests	—%	0.1%
Net income and comprehensive income attributable to HF Foods Group Inc.	—%	2.8%

Net Revenue

Net revenue for the year ended December 31, 2022 increased by $373.6 million or 46.9% compared to the same period in 2021. The increase was primarily due to the additional revenue generated by recent acquisitions and overall product cost inflation. Organic growth contributed $121.1 million and recent acquisitions, which shifted our product mix to higher Seafood sales compared to the same period in 2021, contributed the remaining $252.5 million.

Gross Profit

Gross profit was $205.5 million for 2022 compared to $151.5 million in the prior year, an increase of $54.0 million, or 35.6%. The increase was primarily attributable to the additional revenue generated due to recent acquisitions. Gross profit margin for 2022 decreased from 19.0% in 2021 to 17.6% in 2022. The decrease was primarily attributable to the shift in product mix to higher Seafood sales, increases in fuel costs, incremental lower margin sales from newly acquired customers, timing of inventory purchases, higher than expected fluctuations in key commodity pricing and a higher-than-normal gross profit margin in the prior year due to our strong sales recovery to above pre-COVID-19 pandemic levels in 2021.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $72.9 million, or 60%, primarily due to an increase of $28.8 million in payroll and related labor costs, inclusive of the additional costs due to recent acquisitions, increased professional fees of $14.1 million, from $12.7 million in 2021 to $26.8 million in 2022, primarily driven by legal costs and increased compliance costs as a result of (a) the SEC and SIC investigations and (b) responding to an SEC comment letter and the filing of our delinquent reports, as well as an $8.4 million increase in sales-related costs driven by revenue growth and recent acquisitions. Distribution, selling and administrative expenses as a percentage of net revenue increased to 16.7% in 2022 from 15.3% in 2021 primarily due to higher professional fees and increased headcount.

Interest Expense and Bank Charges

Interest expense for the year ended December 31, 2022 increased by $3.4 million or 82.3%, compared to the year ended December 31, 2021, primarily due to higher utilization of our line of credit coupled with the higher interest-rate environment, and, to a lesser extent, the increase of $46.0 million to our mortgage-secured term loan. Our average daily line of credit balance increased by $38.5 million, or 233.1%, to $55.0 million in 2022 from $16.5 million in 2021, and our average daily real estate term loan balance increased by $42.2 million, or 59.3%, to $113.4 million in 2022 from $71.2 million in 2021. Additionally, average floating interest rates for the year ended December 31, 2022 increased by approximately 1.64% on the line of credit and 2.26% on the mortgage-secured term loan, compared to the same period in 2021, which further contributed to higher interest expense.

Income Tax (Benefit) Provision

Income tax (benefit) provision was an income tax benefit of $0.2 million for the year ended December 31, 2022, compared to income tax provision of $4.5 million for the year ended December 31, 2021, primarily due to decreased income before taxes.

Net Income Attributable to Our Shareholders

Net income attributable to our shareholders was $0.5 million for the year ended December 31, 2022, compared to $22.1 million for the year ended December 31, 2021. The decrease of $21.7 million, or 97.9%, is primarily due to the distribution, selling, and administrative costs and interest expense described above, partially offset by our strong business recovery to above pre-COVID-19 pandemic levels. In addition, we recorded a non-recurring charge of $5.7 million related to a guarantee of a lease obligation.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Year Ended December 31,		Change
(In thousands)	2022	2021	Amount	%
Net income (loss)	$235	$22,821	$(22,586)	(99.0)%
Interest expense	7,457	4,091	3,366	82.3%
Income tax provision (benefit)	(231)	4,503	(4,734)	(105.1)%
Depreciation and amortization	24,936	19,126	5,810	30.4%
EBITDA	32,397	50,541	(18,144)	(35.9)%
Lease guarantee expense	5,744	—	5,744	100.0%
Change in fair value of interest rate swap contracts	(817)	(1,425)	608	(42.7)%
Stock-based compensation expense	1,257	635	622	98.0%
Acquisition and integration costs	1,130	1,090	40	3.7%
Impairment	422	—	422	100.0%
Adjusted EBITDA	$40,133	$50,841	$(10,708)	(21.1)%
Adjusted EBITDA margin	3.4%	6.4%

Adjusted EBITDA was $40.1 million for the year ended December 31, 2022, a decrease of $10.7 million or 21.1%, compared to $50.8 million for the year ended December 31, 2021. Adjusted EBITDA margin decreased to 3.4% for the year ended December 31, 2022 from 6.4% in the prior year. The decrease in Adjusted EBITDA margin was primarily attributable to a 150 basis point decrease in gross profit and a 130 bps increase in distribution, selling and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of approximately $24.3 million, checks issued not presented for payment of $21.9 million and access to approximately $46.9 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

Based on current sales volume, which has been increasing steadily quarter-on-quarter since the outbreak of COVID-19 in the first half of 2020, we believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of December 31, 2022.

On March 31, 2022, we amended the Credit Agreement with J.P. Morgan extending our line of credit for five years. The amendment provided for a $100.0 million asset-secured revolving credit facility with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum, as well as an increase to our mortgage-secured term loan from $69.0 million to $115.0 million. In April of 2022, the $46.0 million increase to the mortgage-secured term loan was used to pay down our $100.0 million line of credit. We also received a waiver through January 31, 2023 associated with the timing of our filing of our 2021 audited financial statements. See Note 11 - Debt to the consolidated financial statements in this Annual Report on Form 10-K.

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

As of December 31, 2022, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Change
(In thousands)	2022	2021	Amount	%
Net cash provided by operating activities	$31,284	$17,509	$13,775	78.7%
Net cash used in investing activities	(50,786)	(41,082)	(9,704)	23.6%
Net cash provided by financing activities	28,999	28,784	215	0.7%
Net increase in cash and cash equivalents	$9,497	$5,211	$4,286	NM
____________________
NM - Not meaningful

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $13.8 million, or 78.7%, primarily due to lower working capital requirements in 2022 compared to increased working capital investment as a direct result of higher sales volume and the need for normal inventory level build up post-COVID-19 in 2021.

Investing Activities

Net cash used in investing activities increased by $9.7 million, or 23.6%, primarily due to the Sealand Acquisition of $34.9 million and $17.4 million paid for the inventory acquired related to the Great Wall Acquisition in 2022 compared to the Great Wall Acquisition of $37.8 million and $5.0 million paid related to the acquisition of noncontrolling interests in 2021.

Financing Activities

Net cash provided by financing activities increased by $0.2 million, or 0.7%, primarily due to the $46.0 million increase of our mortgage-secured term loan partially offset by the $4.5 million payoff of our related party promissory note payable, the $4.5 million repayment of long-term debt related to a warehouse sale compared to the net impact of $39.0 million on our line of credit from net proceeds of $36.9 million in 2021 to a net repayment of $2.1 million.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired. We have concluded we are one aggregated reporting unit for purposes of testing goodwill for impairment due to similar economic characteristics of our businesses reviewed by our segment manager.

We review the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or indefinite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

A quantitative goodwill impairment analysis requires valuation of the respective reporting unit, which requires complex analysis and judgment. We use a combination of discounted cash flow (“DCF”) models and market data, such as earnings-based multiples for comparable companies. DCF models require detailed forecasts of cash flows, including assumptions such as revenue growth rates, margin rates and capital investments, and estimates of weighted-average cost of capital which we believe approximates the rate from a market participant’s perspective. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

For the year ended December 31, 2022, we considered the decline of the trading price of our common stock to be a triggering event, performed a quantitative impairment assessment considering expected future cash flows, including consideration of market conditions and expectations of increases in interest rates. We also prepared a comparable company analysis and comparable acquisition analysis and weighted the income approach and market approaches equally to determine fair value. The results of testing as of December 31, 2022, concluded that the estimated fair value exceeded carrying value, and no impairment existed as of that date. In addition, we corroborated the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on our market capitalization. Our market capitalization is calculated using the number of common shares outstanding and common stock publicly traded price. We also consider the amount of headroom for the reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. No goodwill impairment was recorded for the year ended December 31, 2021. See Note 9 - Goodwill and Acquired Intangible Assets to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a decline occurs in the market price of our common stock, it may cause a change in the results of the impairment assessment and, as such, could result in an impairment of goodwill.

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

We impaired our acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. We did not record any impairment loss on our long-lived assets during the year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into three interest rate swap contracts to hedge the floating rate term loans. See Note 10 - Derivative Financial Instruments to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

As of December 31, 2022, our aggregate floating rate debt’s outstanding principal balance without hedging was $164.8 million, or 94.1% of total debt, consisting of long-term debt and revolving line of credit (see Note 11 - Debt to the consolidated financial statements in this Annual Report on Form 10-K). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 5.9% of our debt are on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $1.6 million per year.

Fuel Price Risk

We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and average prices in 2022 increased 52.1%, compared to average prices in 2021. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

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

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2023 expressed an adverse opinion thereon.

Restatement

As discussed in Note 1 to the consolidated financial statements, the 2020 financial statements have been restated to correct errors.

We have also audited the adjustments described in Note 1 that were applied to restate the 2020 consolidated financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2020 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express any opinion or any other form of assurance on the 2020 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidated Financial Statements - Impact of Control Environment and Information Technology General Controls

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, the Company’s ability to (i) design and maintain an effective control environment, including maintaining a sufficient complement of resources with an appropriate level of controls knowledge and expertise commensurate with financial reporting requirements, (ii) design and maintain effective information technology general controls for certain information systems relevant to the preparation of the financial statements, including user access controls, program change management controls and computer operations controls, and (iii) journal entries being completely and accurately recorded to the appropriate accounts.

We identified a critical audit matter over the completeness and accuracy of the consolidated financial statements. The ineffective control environment and the ineffective information technology general controls resulted in several material weaknesses. Designing the appropriate procedures and evaluating audit evidence to ensure the completeness and accuracy of the consolidated financial statements, including higher risk areas, with an ineffective control environment and with ineffective information technology general controls, required especially challenging and subjective auditor judgment due to the increased extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

•We applied significant auditor judgment to determine the nature and extent of procedures to be performed over material accounts and or disclosures, including higher risk areas such as revenue, receivables, inventory, and journal entries.
•We increased the number of selections to perform certain audit procedures and lowered the testing thresholds for investigating differences,
•We utilized source documents, including third party support for audit evidence rather than relying on system reports, and

•We evaluated the overall sufficiency of audit evidence obtained based on the procedures performed.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

Troy, Michigan

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
HF Foods Group Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1, the accompanying consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows of HF Foods Group Inc. and its subsidiaries (collectively, the “Company”) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2020 financial statements before the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1 are not presented herein). In our opinion, except for the effects of the adjustments the Company identified during 2022 to restate the financial statements as described in Note 1, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2017 through 2021.

New York, New York

March 16, 2021

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$24,289	$14,792
Accounts receivable, net	44,186	36,281
Accounts receivable - related parties	213	249
Inventories	120,291	102,690
Prepaid expenses and other current assets	8,937	5,559
TOTAL CURRENT ASSETS	197,916	159,571
Property and equipment, net	140,330	145,908
Operating lease right-of-use assets	14,164	11,664
Long-term investments	2,679	2,462
Customer relationships, net	157,748	159,161
Trademarks and other intangibles, net	36,343	35,891
Goodwill	85,118	80,257
Other long-term assets	3,231	2,032
TOTAL ASSETS	$637,529	$596,946
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$21,946	$17,834
Line of credit	53,056	55,293
Accounts payable	55,515	57,745
Accounts payable - related parties	1,529	1,941
Current portion of long-term debt, net	6,266	5,557
Current portion of obligations under finance leases	2,254	2,274
Current portion of obligations under operating leases	3,676	2,482
Accrued expenses and other liabilities	19,648	12,138
TOTAL CURRENT LIABILITIES	163,890	155,264
Long-term debt, net of current portion	115,443	81,811
Promissory note payable - related party	—	4,500
Obligations under finance leases, non-current	11,441	11,676
Obligations under operating leases, non-current	10,591	9,251
Deferred tax liabilities	34,443	39,455
Lease guarantee liability, net of current portion	5,472	—
TOTAL LIABILITIES	341,280	301,957
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,813,777 shares issued and outstanding as of December 31, 2022 and 53,706,392 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	598,322	597,227
Accumulated deficit	(306,514)	(306,284)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	291,813	290,948
Noncontrolling interests	4,436	4,041
TOTAL SHAREHOLDERS’ EQUITY	296,249	294,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$637,529	$596,946
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue - third parties	$1,163,525	$787,829	$553,524
Net revenue - related parties	6,942	9,055	13,308
TOTAL NET REVENUE	1,170,467	796,884	566,832

Cost of revenue - third parties	958,775	636,253	453,346
Cost of revenue - related parties	6,180	9,119	12,739
TOTAL COST OF REVENUE	964,955	645,372	466,085

GROSS PROFIT	205,512	151,512	100,747

Distribution, selling and administrative expenses	194,953	122,030	106,355
Goodwill impairment loss	—	—	338,191
INCOME (LOSS) FROM OPERATIONS	10,559	29,482	(343,799)

Other expenses (income):
Interest expense	7,457	4,091	4,321
Other income	(1,829)	(508)	(1,096)
Change in fair value of interest rate swap contracts	(817)	(1,425)	920
Lease guarantee expense	5,744	—	—
Total Other expenses, net	10,555	2,158	4,145

INCOME (LOSS) BEFORE INCOME TAX PROVISION	4	27,324	(347,944)

Income tax (benefit) provision	(231)	4,503	(4,725)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	235	22,821	(343,219)
Less: net (loss) income attributable to noncontrolling interests	(225)	676	293
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$460	$22,145	$(343,512)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.01	$0.43	$(6.59)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.01	$0.43	$(6.59)
WEIGHTED AVERAGE SHARES - BASIC	53,757,162	51,918,323	52,095,585
WEIGHTED AVERAGE SHARES - DILUTED	53,863,448	52,091,822	52,095,585
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$235	$22,821	$(343,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24,936	19,126	18,923
Goodwill impairment loss	—	—	338,191
Gain from disposal of property and equipment	(1,327)	(1,636)	(140)
Provision for credit losses	82	(433)	1,564
Deferred tax benefit	(5,012)	(6,870)	(5,916)
Change in fair value of interest rate swap contracts	817	(1,425)	920
Stock-based compensation	1,257	635	—
Non-cash lease expense	4,442	861	533
Lease guarantee expense	5,744	—	—
Other non-cash expense (income)	156	(85)	(81)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(8,577)	(10,999)	23,517
Accounts receivable - related parties	36	1,020	2,964
Inventories	(3,755)	(19,426)	18,997
Advances to suppliers - related parties	—	197	548
Prepaid expenses and other current assets	(4,008)	(944)	(204)
Other long-term assets	(1,199)	(1,337)	(298)
Accounts payable	15,207	12,978	(11,882)
Accounts payable - related parties	(412)	(365)	(2,215)
Operating lease liabilities	(4,408)	(724)	(503)
Accrued expenses and other liabilities	7,070	4,115	3,994
Net cash provided by operating activities	31,284	17,509	45,693
Cash flows from investing activities:
Purchase of property and equipment	(6,287)	(2,205)	(664)
Proceeds from sale of property and equipment	7,794	3,246	257
Payment made for acquisition of B&R Realty	—	—	(94,004)
Payment made for acquisition of Sealand	(34,848)	—	—
Payment made for acquisition of Great Wall Group	(17,445)	(37,841)	—
Payment made for acquisition of noncontrolling interests	—	(5,000)	—
Settlement of interest rate swap contracts	—	718	—
Net cash used in investing activities	(50,786)	(41,082)	(94,411)
The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Checks issued not presented for payment	4,112	2,994	(113)
Proceeds from line of credit	1,200,996	857,304	553,192
Repayment of line of credit	(1,203,112)	(820,422)	(576,313)
Proceeds from long-term debt	45,956	—	75,600
Repayment of long-term debt	(11,336)	(6,599)	(6,590)
Payment of debt financing costs	(544)	—
Repayment of obligations under finance leases	(2,626)	(2,135)	(1,840)
Repayment of promissory note payable - related party	(4,500)	(2,500)	—
Proceeds from noncontrolling interests shareholders	240	480	—
Cash distribution to shareholders	(187)	(338)	(175)
Net cash provided by financing activities	28,999	28,784	43,761
Net increase (decrease) in cash	9,497	5,211	(4,957)
Cash at beginning of the year	14,792	9,581	14,538
Cash at end of the year	$24,289	$14,792	$9,581

Supplemental disclosure of cash flow data:
Cash paid for interest	$6,230	$3,177	$4,123
Cash paid for income taxes	8,655	9,527	804

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,815	$10,983	$339
Property acquired via a finance lease	1,272	8,947	1,375
Notes payable related to property and equipment purchases	—	257	2,528
Intangible asset acquired in exchange for noncontrolling interests	566	—	—
Common stock issued for consideration of acquisition of Great Wall Group	—	14,541	—
Deferred consideration from Great Wall Acquisition	—	17,330	—
Issuance of promissory note for the acquisition of B&R Realty Subsidiaries	—	—	7,000

The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	53,050,211	$5	(905,115)	$(12,038)	$599,617	$15,083	$602,667	$4,249	$606,916
Net (loss) income	—	—	—	—	—	(343,512)	(343,512)	293	(343,219)
Escrow shares transferred to and recorded as treasury stock	—	—	(231,685)	—	—	—	—	—	—
Retirement of treasury stock	(1,136,800)	—	1,136,800	12,038	(12,038)	—	—	—	—
Distribution to shareholders	—	—	—	—	—	—	—	(175)	(175)
Balance at December 31, 2020	51,913,411	5	—	—	587,579	(328,429)	259,155	4,367	263,522
Net income	—	—	—	—		22,145	22,145	676	22,821
Acquisition of noncontrolling interest	—	—	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Acquisition of Great Wall Group by issuance of common stock	1,792,981	—	—	—	12,869	—	12,869	—	12,869
Capital contribution by shareholders	—	—	—	—	—	—	—	480	480
Distribution to shareholders	—	—	—	—	—	—	—	(338)	(338)
Stock-based compensation	—	—	—	—	635	—	635	—	635
Balance at December 31, 2021	53,706,392	5	—	—	597,227	(306,284)	290,948	4,041	294,989
Cumulative effect of adoption of CECL (ASU 2016-13)	—	—	—	—	—	(690)	(690)	—	(690)
Balance at January 1, 2022	53,706,392	5	—	—	597,227	(306,974)	290,258	4,041	294,299
Net income (loss)	—	—	—	—	—	460	460	(225)	235
Capital contribution by shareholders	—	—	—	—	—	—	—	806	806
Issuance of common stock pursuant to equity compensation plan	139,239	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(31,854)	—	—	—	(162)	—	(162)	—	(162)
Distribution to shareholders	—	—	—	—	—	—	—	(186)	(186)
Stock-based compensation	—	—	—	—	1,257	—	1,257	—	1,257
Balance at December 31, 2022	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249

The accompanying notes are an integral part of these consolidated financial statements.

HF FOODS GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

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

See Note 8 - Acquisitions for additional information on recent acquisitions.

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in Note 1 of the Company’s financial statements for the year ended December 31, 2021, the Company identified certain errors impacting the financial statements, including disclosures, which the company analyzed using Staff

Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined the errors were material. Accordingly, the Company restated the consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019, and the related interim financial statements periods within the years ended December 31, 2021, 2020, and 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. For the year ended December 31, 2020 the errors related to the identification of and accounting for operating and finance leases, the incorrect identification and disclosure of certain related party relationships including the identification of VIEs, the timing of revenue recognition for rental income received from a related party, the accounting for the self-insurance liability for automobile insurance, classification errors in the financial statements, and an error in the calculation of earnings per share. In addition, certain errors were identified during an independent investigation by a Special Investigation Committee commissioned by the Company’s Board of Directors (see Note 17) such as unrecorded executive compensation to a certain executive and immediate family members, and related party disclosures. For the year ended December 31, 2020 the nature of these error corrections is as follows:
a.Certain operating and finance leases were not properly identified and accounted for upon the adoption of ASC Topic 842 (“ASC 842”), Leases and adjustments have been made to correct these errors.
b.Four entities previously disclosed as related parties were determined not to be related parties. The four related party entities that were reclassified in the financial statements from related party to third party for were EMC Rowland, LLC; The Big Catch Alhambra, LLC; Winfar Foods, Inc; and Wokcano Carlsbad Partner LLP.
c.The Company identified an error related to the timing of revenue recognition for rental income received from UGO (a related party). Rental income received from UGO, which was previously recognized in error, was recognized in the appropriate accounting period as part of the error corrections. Please refer to Note 14 - Related Party Transactions for additional information on the lease arrangement with UGO.
d.The Company determined that certain payments made by the Company in prior years to related parties should have been accounted for in the Company's consolidated financial statements as executive compensation. The Company made payments for inventory to Revolution Industry, which were diverted to Revolution Automotive to make car lease payments for the benefit of Mr. Ni and his family. The Company also made payments to UGO for marketing services, which services were determined as part of the independent investigation to have not been received commensurate to the amounts paid. Please refer to Note 14 - Related Party Transactions for further details on Revolution Automotive, Revolution Industry and UGO. The Company has recorded an uncertain tax position liability associated with the reclassification of certain amounts as executive compensation as discussed further in j. below.
e.The Company had not previously recorded a liability (including incurred but not reported "IBNR") related to the self-insured portion of its automobile insurance policy.
f.The 2020 goodwill impairment loss, which was previously misclassified as other income (expense) in the consolidated statements of operations and comprehensive income (loss), was revised to be included in income (loss) from operations.
g.The gain/loss on sale of fixed assets, which was previously misclassified in other income (expense), net was revised to be included in distribution, selling and administrative expenses.
h.As part of the error corrections being made, the resultant earnings per share was corrected.
i.As a result of the executive compensation described in d. above, the Company recorded an uncertain tax position liability to account for potential implications to previously filed tax returns.
j.In the Company’s December 31, 2020 financial statements, the Company did not disclose NC Good Taste Noodle, Inc. as a related party since Mr. Zhou Min Ni reported that he sold his ownership effective January 1, 2020. However, the Company’s former Chief Financial Officer, Mr. Jian Ming Ni, continues to own a portion of NC Good Taste Noodle, Inc. and as a result, the Company has concluded that NC Good Taste Noodle, Inc. still meets the definition of a related party. See Note 14 - Related Party Transactions for additional information
The corresponding footnotes have been restated for the adjustments noted above.

The following table summarizes the effect of the restatements on each affected financial statement line item for the year ended December 31, 2020, impacting the consolidated statements of operations and comprehensive income (loss). The footnotes correspond to the error descriptions above:

	Consolidated Statement of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)	As Previously Reported	Adjustments		As Restated
Year Ended December 31, 2020
Net revenue - third parties	$553,409	$115	(b)	$553,524
Net revenue - related parties	13,423	(115)	(b)	13,308
Cost of revenue - third parties	453,706	94	(b)
		(454)	(d)	453,346
Cost of revenue - related parties	12,833	(94)	(b)	12,739
TOTAL COST OF REVENUE	466,539	(454)		466,085
GROSS PROFIT	100,293	454		100,747
Distribution, selling and administrative expenses	106,126	(476)	(a)
		454	(d)
		391	(e)
		(140)	(g)	106,355
Goodwill impairment loss	—	338,191	(f)	338,191
INCOME (LOSS) FROM OPERATIONS	(5,833)	(337,966)		(343,799)
Interest expense	(3,922)	(399)	(a)	(4,321)
Goodwill impairment loss	(338,191)	338,191	(f)	—
Other income	1,355	(119)	(c)
		(140)	(g)	1,096
Total other income (expense), net	(341,678)	337,533		(4,145)
INCOME (LOSS) BEFORE INCOME TAX	(347,512)	(432)		(347,944)
Income tax provision (benefit)	(4,831)	106	(i)	(4,725)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)	(342,681)	(538)		(343,219)
NET INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	(342,974)	(538)		(343,512)
EARNINGS (LOSS) PER COMMON SHARE - BASIC	(6.58)	(0.01)	(h)	(6.59)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	(6.58)	(0.01)	(h)	(6.59)
The following table summarizes the effect of the restatements on each category of cash flow for the year ended December 31, 2020, impacting the consolidated statements of cash flows:

	Consolidated Statement of Cash Flows
(In thousands)	As Previously Reported	Adjustment		As Restated
Year Ended December 31, 2020
Net cash provided by operating activities	$44,131	$1,562	(a)	$45,693
Net cash used in investing activities	(94,411)	—		(94,411)
Net cash provided by financing activities	45,323	(1,562)	(a)	43,761

The effect of the restatements on the consolidated statements of changes in shareholders’ equity for the year ended December 31, 2020 is as follows:

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the financial statements of HF Group, its subsidiaries and FUSO Trucking LLC ("FUSO") and the Staffing Agencies (through December 31, 2021), which the Company has determined to be VIEs that requires consolidation. All inter-company balances and transactions have been eliminated upon consolidation.

Variable Interest Entities

GAAP provides guidance on the identification of VIEs and financial reporting for entities over which control is achieved through means other than voting interests. The Company evaluates each of its interests in an entity to determine whether or not the investee is a VIE and, if so, whether the Company is the primary beneficiary of such VIE. In determining whether the Company is the primary beneficiary, the Company considers if the Company (1) has power to direct the activities that most significantly affect the economic performance of the VIE, and (2) has the obligation to absorb losses or the right to receive the economic benefits of the VIE that could be potentially significant to the VIE. If deemed the primary beneficiary, the Company consolidates the VIE. See Note 3 - Variable Interest Entities for additional information.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the consolidated statements of operations and comprehensive income (loss).

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

As of December 31, 2022 and 2021, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interests at December 31, 2022	December 31, 2022	December 31, 2021
HF Foods Industrial, LLC ("HFFI")	45.00%	$204	$462
Min Food, Inc.	39.75%	1,704	1,363
Monterey Food Service, LLC	35.00%	452	453
Ocean West Food Services, LLC	32.50%	1,986	1,763
Syncglobal Inc.	43.00%	90	—
Total		$4,436	$4,041

Uses of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for expected credit losses, inventory reserves, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, impairment of long-term investments, impairment of goodwill, the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations, realization of deferred tax assets, uncertain income tax positions, the liability for self-insurance and stock-based compensation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or shorter as cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in checks issued not presented for payment in current liabilities in the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for expected credit losses in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for expected credit losses based on a combination of factors. The Company maintains an allowance for expected credit losses based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of December 31, 2022 and 2021, allowances for expected credit losses were $1.4 million and $0.8 million, respectively.

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

The Company's policy is to test goodwill for impairment annually in the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2022 and 2021, the Company has one reporting unit. See Note 9 - Goodwill and Acquired Intangible Assets for additional information.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, discount rate, and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company also considers the use of market approaches, such as the comparable public company analysis and comparable acquisitions analysis, to estimate the fair value of the reporting unit. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

Intangible Assets, net

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

The Company did not record any impairment loss on its long-term investments during the years ended December 31, 2022, 2021 and 2020.

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

The Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. The Company did not record any impairment loss on its long-lived assets during the years ended December 31, 2021 and 2020.

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

The Company establishes reserves for anticipated losses and expenses related to auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the liability, the Company specifically reviews all known claims and records a liability based upon the Company’s best estimate of the amount to be paid. In making the estimate, the Company considers the amount and validity of the claim, as well as the Company’s past experience with similar claims. In establishing the reserve for claims incurred but not reported, the Company considers its past claims history, including the length of time it takes for claims to be reported to the Company. These reserves are periodically reviewed and adjusted to reflect the Company’s experience and updated information relating to specific claims. As of December 31, 2022 and 2021, the Company has recorded a self-insurance liability of $1.3 million and $1.0 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $83.7 million, $58.3 million and $37.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and includes estimates for labor associated with shipping and handling activities.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2022, the Company does not have a deferred tax asset valuation allowance.

The Company records uncertain tax positions in accordance with ASC Topic 740 (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 13 - Income Taxes for additional information.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company's variable lease payments primarily consist of real estate, maintenance and usage charges.

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

The Company maintains cash balances with banks which at times exceed federally insured limits. The Company has not experienced any losses in such accounts

Segment Reporting

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit losses”. This guidance is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. For emerging growth companies, the effective date has been extended to fiscal years beginning after December 15, 2022. The Company adopted this ASU within the annual reporting period ending as of December 31, 2022. The adoption of this guidance resulted in an adjustment to retained earnings of $0.7 million as of January 1, 2022 as evidenced in the Company's consolidated statements of changes in shareholders’ equity.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferring the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company adopted ASU 2020-04 during 2021. The ASU has not had a material impact on the Company's consolidated financial statements.

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

Note 3 - Variable Interest Entities

The Company has VIEs for which the Company is not the primary beneficiary and therefore does not consolidate, and VIEs for which the Company is the primary beneficiary and consolidates. The VIEs are summarized as follows:

•Consolidated VIEs (collectively "Consolidated VIEs"):
•FUSO Trucking LLC (“FUSO”)
•13 staffing agencies (collectively, the “Staffing Agencies”) – Suppliers of staffing services through 2021:
◦Anfu, Inc.
◦Anshun, Inc.
◦Chen Enterprises (until December 2020)
◦Georgia Kam (until December 2020)
◦Inchoi, Inc.
◦Malways, Inc.
◦Rousafe
◦S&P
◦SNP
◦Suntone
◦THLI, Inc. (until December 2020)
◦THLR, Inc. (until December 2020)
◦TWRR, Inc. (until December 2020)

•Unconsolidated VIEs (collectively "Unconsolidated VIEs"):
•Revolution Industry, LLC (“Revolution Industry”) – Supplier of goods (until March 2021)
•UGO USA, Inc. (“UGO”) – Supplier of online goods, customer, and lessee (until April 2021)
•BRGR (until January 2020)
•AnHeart, Inc. (“AnHeart”)

Consolidated VIEs

FUSO

FUSO was established solely to provide exclusive trucking services to the Company. The entity lacks sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company has the power to direct the VIEs’ activities. In addition, the Company receives economic benefits from the entity and has concluded that the Company is the primary beneficiary. The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows are immaterial.

Staffing Agencies

The Staffing Agencies were set up by an employee of the Company, or their relatives, and provided temporary labor services exclusively to the Company at the direction of the Company. There were no other substantive business activities of the Staffing Agencies. There were immaterial assets held, or liabilities owed by the Staffing Agencies and immaterial equity. The Company determined it was the primary beneficiary for the Staffing Agencies through 2021 as it controlled how and when the labor force would be utilized. The Company consolidated the Staffing Agencies, recognizing compensation expense within distribution, selling, and administrative expenses in the consolidated statements of operations and comprehensive income (loss), and the related accrued expenses in the consolidated balance sheets. The Company did not have any guarantees, commitments or other forms of financing to the Staffing Agencies. As of December 31, 2021, the Company no longer had involvement with any of the Staffing Agencies and therefore was no longer considered a VIE and was no longer consolidated.

Unconsolidated VIEs

Revolution Industry and UGO

Revolution Industry was established to produce egg roll mix for the Company. UGO was originally designed to be an online marketplace for various Asian goods. Revolution Industry and UGO were thinly capitalized and were not able to finance their activities without additional subordinated support. The former Co-CEO's (Mr. Ni) son, as sole equity holder of Revolution Industry, had unilateral control over the ongoing activities of Revolution Industry and significantly benefited from their operations. Therefore, the Company was not the primary beneficiary for Revolution Industry. The former Co-CEO (Mr. Ni) and his niece, as equity holders, had unilateral control over the ongoing activities of UGO and significantly benefited from its operations. Therefore, the Company was not the primary beneficiary for UGO.

Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities, which is included in Accounts receivable – related parties. The Company did not have any guarantees, commitments, or other forms of financing with these entities. All transactions with Revolution Industry and UGO ceased in 2021. Related party transactions with Revolution Industry and UGO are disclosed in Note 14 - Related Party Transactions.

BRGR

BRGR was established to hold real estate for rent primarily for the Company and BRGR was financed primarily through this rental income and proceeds from the real estate loan for which the Company was guarantor. The Company was not the primary beneficiary of BRGR as the Company did not have the power to direct or control the activities which most significantly influenced the performance of BRGR. On January 17, 2020, the Company acquired 100% equity membership interests of certain real estate subsidiaries of BRGR, as discussed in Note 8 - Acquisitions. The Company also entered into the Second Amended Credit Agreement, as discussed in Note 11 - Debt, which removed BRGR as a guarantor of its revolving credit facility and as a borrower under its real estate term loans. Related party transactions with BRGR are disclosed in Note 14 - Related Party Transactions.

For the period from January 1, 2020 through January 17, 2020, the Company recorded rent expense of $0.2 million related to its lease agreements with the realty subsidiaries of BRGR, which is included in distribution, selling, and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, the Company was a guarantor of BRGR and its subsidiaries’ mortgage-secured real estate term loan, which had an unpaid principal balance of $53.3 million. As of January 17, 2020, the Company had no remaining involvement with BRGR and therefore is no longer considered a VIE.

AnHeart

AnHeart was previously a subsidiary of the Company designed to sell traditional Chinese medicine, sold to a third-party in February 2019. As discussed in Note 7 - Leases, after the sale, the Company continued to provide a guarantee for all rent and related costs associated with two leases of AnHeart in Manhattan, New York. The Company has determined that AnHeart is a VIE as a result of the guarantee. However, the Company concluded it is not the primary beneficiary of AnHeart because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. Please refer to Note 7 - Leases for additional information regarding the Company's maximum exposure to loss to AnHeart.

The Company did not have any sales to or rental income from any of the other VIEs during the three years ended December 31, 2022.

Note 4 - Revenue
For the years ended December 31, 2022, 2021 and 2020, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

The following table presents the Company's net revenue disaggregated by principal product categories:

	Year Ended December 31,
($ in thousands)	2022		2021
Seafood	$354,220	30%	$123,808	16%
Asian Specialty	299,215	26%	236,489	29%
Meat and Poultry	238,276	20%	214,504	27%
Fresh Produce	126,560	11%	103,168	13%
Packaging and Other	84,489	7%	69,187	9%
Commodity	67,707	6%	49,728	6%
Total	$1,170,467	100%	$796,884	100%

Due to system constraints prior to the year ended December 31, 2021, the Company did not present net revenue by principal product categories.

Note 5 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$45,628	$37,121
Less: allowance for expected credit losses	(1,442)	(840)
Accounts receivable, net	$44,186	$36,281

Movement of allowance for expected credit losses was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$840	$909	$624
Adjustment for adoption of the new CECL standard (Note 2)	690	—	—
Increase (decrease) in provision for expected credit losses	82	(433)	1,338
Bad debt recovery (write-offs)	(170)	364	(1,053)
Ending balance	$1,442	$840	$909

Property and equipment, net consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Automobiles	$34,891	$31,577
Buildings	63,045	68,998
Building improvements	20,637	19,004
Furniture and fixtures	444	211
Land	49,929	51,412
Machinery and equipment	17,210	14,114
Subtotal	186,156	185,316
Less: accumulated depreciation	(45,826)	(39,408)
Property and equipment, net	$140,330	$145,908

Depreciation expense was $9.2 million, $8.1 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Long-term investments consisted of the following:

($ in thousands)	Ownership as of December 31, 2022	December 31, 2022	December 31, 2021
Asahi Food, Inc. ("Asahi")	49%	$879	$662
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,679	$2,462

The investment in Tamron is accounted for using the measurement alternative under ASC 321, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. There was no impairment during the years ended December 31, 2022, 2021 and 2020 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Accrued compensation	$6,798	$5,038
Accrued professional fees	3,866	349
Accrued income taxes	—	1,908
Accrued interest and fees	1,082	205
Self-insurance liability	1,286	1,008
Accrued other	6,616	3,630
Total accrued expenses and other liabilities	$19,648	$12,138

Note 6 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Derivative instruments	$—	$530	$—	$530	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$—	$—	$—	$—	$287	$—	$287

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 11 - Debt of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	December 31, 2022			December 31, 2021
	Carrying Value	Fair Value	Level	Carrying Value	Fair Value	Level
	($ in millions)
Fixed rate debt:
Promissory note payable to related party	$—	$—		$4.5	$3.4	Level 3
Bank of America	1.9	1.6	Level 3	2.7	2.4	Level 3
East West Bank	2.4	1.8	Level 3	2.5	2.0	Level 3
First Horizon Bank	—	—		4.5	3.6	Level 3
Other finance institutions	0.2	0.2	Level 3	0.8	0.8	Level 3
Variable rate debt:
JPMorgan	111.4	111.4	Level 2	70.8	70.8	Level 2
Bank of America	2.3	2.3	Level 2	2.5	2.5	Level 2
East West Bank	3.5	3.5	Level 2	3.5	3.5	Level 2

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

Please refer to Note 11 - Debt and Note 14 - Related Party Transactions for additional information regarding the Company's debt.

Note 7 - Leases

The Company leases office space, warehouses and vacant land under non-cancelable operating leases, with terms typically ranging from one to thirty years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment with various expiration dates through 2051. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

Operating and finance lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. As of December 31, 2022, the balances for operating lease right-of-use ("ROU") assets and liabilities were $14.2 million and $14.3 million, respectively. As of December 31, 2021, the balances for operating lease ROU assets and liabilities were $11.7 million and $11.7 million, respectively.

Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, the Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment. Variable lease costs were insignificant in the years ended December 31, 2022, 2021 and 2020.

Operating Leases

The components of operating lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Operating lease cost	$4,045	$967	$785
Short-term lease cost	$1,037	$1,699	$1,424

Weighted average remaining lease term (months)	47	56	40

Weighted average discount rate	3.8%	3.9%	5.6%

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating cash flows from operating leases	$4,005	$822	$799

Finance Leases

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Finance leases cost:
Amortization of ROU assets	$2,808	$2,416	$1,978
Interest on lease liabilities	787	820	492
Total finance leases cost	$3,595	$3,236	$2,470

Supplemental cash flow information related to finance leases was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating cash flows from finance leases	$670	$701	$492

Supplemental balance sheet information related to finance leases was as follows:

($ in thousands)	December 31, 2022	December 31, 2021
Property and equipment, at cost	$20,339	$18,412
Accumulated depreciation	(7,615)	(5,127)
Property and equipment, net	$12,724	$13,285

Weighted average remaining lease term (months)	215	215

Weighted average discount rate	5.7%	5.8%

Maturities of lease liabilities are as follows:

	Operating Leases
(In thousands)	Related Party(1)	Third Party	Total	Finance Leases
Year Ended December 31,
2023	$312	$3,828	$4,140	$2,844
2024	321	3,444	3,765	2,010
2025	331	3,343	3,674	1,399
2026	—	3,207	3,207	1,018
2027	—	545	545	752
Thereafter	—	—	—	16,839
Total lease payments	964	14,367	15,331	24,862
Less: Imputed interest	(52)	(1,012)	(1,064)	(11,167)
Total	$912	$13,355	$14,267	$13,695
_______________
(1) See Note 14 - Related Party Transactions

AnHeart

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

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. While the case remains pending in New York, the Company is not actively litigating the claim.

In accordance with ASC 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. As of December 31, 2022, the Company had a lease guarantee liability of $5.8 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55% and is classified as Level 2 in the fair value hierarchy. The current portion of the lease guarantee liability of $0.3 million is recorded in Accrued expenses and other liabilities on the consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.

The estimated future minimum lease payments as of December 31, 2022 are presented below:

(In thousands)	Amount
Year Ended December 31,
2023	$543
2024	582
2025	604
2026	621
2027	638
Thereafter	4,478
Total	7,466
Less: Imputed interest	(1,706)
Total minimum lease payments	$5,760

Note 8 - Acquisitions

Acquisition of Sealand

On April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand, including equipment, machinery and vehicles. The acquisition was completed to expand the Company's territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

The price for the purchased assets was $20.0 million paid in cash at closing. In addition to the closing cash payment, the Company separately acquired all of the sellers' saleable product inventory, for approximately $14.4 million and additional fixed assets for approximately $0.5 million. The Company finalized its purchase accounting as of December 31, 2022.

The Company accounted for this transaction under ASC 805, Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition totaled approximately $0.7 million and were reflected in distribution, selling and administrative expenses in the consolidated statement of operations and comprehensive income for the year ended December 31, 2022.

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

Acquisition of Great Wall Group

On December 30, 2021, the Company executed an Asset Purchase Agreement with Great Wall Group to purchase substantially all of the operating assets of the Great Wall Group’s seafood and restaurant products sales, marketing, and distribution businesses. The acquisition was completed as part of the Company’s strategy to develop a national footprint through expansion into the Midwest, Southwest and Southern regions of the United States.

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

The Company recorded acquired intangible assets of $30.1 million, which included tradenames and trademarks of $10.5 million, customer relationships of $17.2 million and non-competition agreements of $2.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach using Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 11.5% to 14.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes. See Note 9 - Goodwill and Acquired Intangible Assets for additional information on acquired intangibles in the Great Wall Acquisition.

Since the Great Wall Acquisition occurred on December 30, 2021, the amounts of revenue and earnings of the Great Wall Group included in the Company’s consolidated statement of operations and comprehensive income (loss) from the acquisition date to December 31, 2021 were immaterial.

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the years ended December 31, 2022 and 2021, respectively, as if the Great Wall Acquisition and the Sealand Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021
Pro forma net revenue	$1,202,296	$1,072,653
Pro forma net income attributable to HF Group	$35	$33,724

Pro forma (loss) earnings per common share - basic	$—	$0.65
Pro forma (loss) earnings per common share - diluted	$—	$0.65

Pro forma weighted average shares - basic	53,757,199	53,706,392
Pro forma weighted average shares - diluted	53,757,199	53,809,020

The revenue and operating income from Sealand from the date of acquisition through December 31, 2022 was $55.6 million and $0.7 million, respectively, and were included in the consolidated statements of operations and comprehensive income (loss).

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

Consideration for the acquisition was funded by (1) $75.6 million in mortgage-backed term loans financed under the Second Amended Credit Agreement (see Note 11 - Debt for additional information), (2) issuance by B&R Global of a $7.0 million Unsecured Subordinated Promissory Note to BRGR maturing on January 17, 2030, and (3) payment of $18.7 million from funds drawn from the Company’s revolving credit facility. The reissuance of the mortgage-backed term loans released BRGR from its obligations to the lenders under the First Amended Credit Agreement and predecessor financing arrangements.

The majority of the assets acquired was concentrated in a group of similar assets, land and buildings, for the same purpose of warehousing and distribution. As such, the Realty Acquisition was deemed as an asset acquisition under ASC 805-10-55, and the total purchase price was allocated on a relative fair value basis to the net assets acquired.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	Amount
Cash	$266
Automobile	34
Prepaid expenses	39
Land	48,734
Buildings	53,564
Total assets acquired	102,637

Accounts payable and accrued expenses	1,367
Total liabilities assumed	1,367
Net assets acquired	$101,270

Note 9 - Goodwill and Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2020	$68,512
Acquisition of Great Wall Group	11,745
Balance at December 31, 2021	80,257
Acquisition of Sealand Food, Inc.	4,861
Balance at December 31, 2022	$85,118

Accumulated impairment for goodwill is $338.2 million as of both December 31, 2022 and 2021.

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

Due to structural changes at the Company during 2021, there is only one aggregated reporting unit at December 31, 2022 and 2021. Due to the sustained decline in the Company’s stock price during 2022, the Company performed a quantitative goodwill impairment assessment. The fair value was determined using an average of the discounted cash flow approach, comparable public company analysis, and comparable acquisitions analysis. The fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded no impairment was required to be recorded during the year ended December 31, 2022. For the year ended December 31, 2021, the Company performed a qualitative goodwill impairment assessment and concluded no impairment was required to be recorded during the year ended December 31, 2021.

Acquired Intangible Assets

In connection with the Sealand acquisition, the Company acquired $14.7 million of intangible assets, primarily representing tradenames and trademarks of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

In connection with the Great Wall Group acquisition, HF Group acquired $30.1 million of intangible assets, primarily representing a non-competition agreement, tradenames and customer relationships, which have an estimated amortization period of approximately 3 years, 10 years, and 10 years, respectively.

In connection with the acquisition of B&R Global, HF Group acquired $188.5 million of intangible assets, primarily representing tradenames and customer relationships which have an estimated amortization period of 10 and 20 years, respectively.

The components of the intangible assets are as follows:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(1,132)	$2,760	$2,407	$—	$2,407
Trademarks	44,256	(10,673)	33,583	39,833	(6,349)	33,484
Customer relationships	185,266	(27,518)	157,748	176,408	(17,247)	159,161
Total	$233,414	$(39,323)	$194,091	$218,648	$(23,596)	$195,052

The Company evaluated possible triggering events that would indicate long-lived asset impairment assessment. The Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. There were no triggering events identified for the remaining intangible assets at December 31, 2022. No impairment was recorded for the years ended December 31, 2021 and 2020.

HF Group’s amortization expense for acquired intangible assets was $15.7 million in 2022, $10.9 million in 2021 and $10.9 million in 2020. The estimated future amortization expense for intangible assets is presented below:

(In thousands)	Amount
Year ending December 31,
2023	$16,285
2024	16,285
2025	15,152
2026	14,987
2027	14,987
Thereafter	116,395
Total	$194,091

Note 10 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 11 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on these IRS contracts are accounted for and recognized as a change in fair value of IRS contracts in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2022 and 2021, the Company determined that the fair value of the IRS contracts were $0.5 million in an asset position and $0.3 million in a liability position, respectively, which is included in other long-term assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 11 - Debt

Long-term debt at December 31, 2022 and 2021 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at December 31, 2022	December 31, 2022	December 31, 2021
Bank of America (a)	March 2023 - December 2029	3.73% - 5.80%	$4,315	$5,134
East West Bank (b)	August 2027 - September 2029	4.25% - 4.40%	5,822	5,994
First Horizon Bank (c)	Paid off in May 2022	3.85%	—	4,571
J.P. Morgan Chase (d)	February 2023 - January 2030	6.10% - 6.22%	111,714	70,866
Other finance institutions (e)	April 2023 - March 2024	5.99% - 6.14%	160	837
Total debt, principal amount			122,011	87,402
Less: Debt issuance costs			(302)	(34)
Total debt, carrying value			121,709	87,368
Less: Current portion			(6,266)	(5,557)
Long-term debt			$115,443	$81,811
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
(c)Secured by real property. During the year ended December 31, 2022, the Company sold the real property for approximately $7.2 million to Enson Seafood (a related party), recognized a gain of $1.5 million, which is included in other income in the consolidated statements of operations and comprehensive income (loss), and used a portion of the proceeds to pay the $4.5 million loan outstanding with First Horizon Bank.
(d)Real estate term loan with a principal balance of $111.4 million as of December 31, 2022 and $69.8 million as of December 31, 2021 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.3 million as of December 31, 2022 and $1.0 million as of December 31, 2021 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loans mature in February 2023 and December 2023.
(e)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of December 31, 2022, the Company was in compliance with its covenants.

On March 31, 2022, the Company amended the JPM Credit Agreement extending the Real Estate Term Loan for five years. The amendment provides for an increase in the Real Estate Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum.

The future maturities of long-term debt as of December 31, 2022 are as follows:

(In thousands)	Amount
Year ending December 31,
2023	$6,266
2024	5,774
2025	5,789
2026	5,810
2027	7,497
Thereafter	90,573
Total	$121,709

Credit Facility

On November 4, 2019, the Company entered into a credit agreement with JPMorgan Chase Bank, NA. (the “JPM Credit Agreement”). The JPM Credit Agreement provided for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. On January 17, 2020, the Company and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement (“Second Amended Credit Agreement”). On December 30, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JPMorgan, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, as amended, provided for (i) a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), (ii) mortgage-secured term loan of $75.6 million, (the “Term Loan”), and (iii) amendment in the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate ("SOFR") plus a credit adjustment of 0.1% (difference between LIBOR and SOFR plus 1.375% per annum).

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

On March 31, 2022, the Company amended the JPM Credit Agreement extending the Revolver Facility for five years, with a maturity date of November 4, 2027. The amendment provides for a $100.0 million asset-secured revolving credit facility with a one-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum. As of December 31, 2022, the Company was in compliance with its covenants. During the year ended December 31, 2022, the Company's lenders consented to the delivery of the Company's 2021 audited financial statements on or before January 31, 2023. The outstanding principal balance on the line of credit as of December 31, 2022 was $53.1 million.

Note 12 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 44,260 and no potential common shares related to performance-based restricted stock units that were excluded from the calculation of diluted EPS for the year ended December 31, 2022 and 2021 because their effect would have been anti-dilutive. There were 62,026 and no anti-dilutive potential common shares for the year ended December 31, 2022 and 2021, respectively, related to restricted stock units. The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
($ in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$460	$22,145	$(343,512)
Denominator:
Weighted-average common shares outstanding	53,757,162	51,918,323	52,095,585
Effect of dilutive securities	106,286	173,499	—
Weighted-average dilutive shares outstanding	53,863,448	52,091,822	52,095,585
Earnings (loss) per common share:
Basic	$0.01	$0.43	$(6.59)
Diluted	$0.01	$0.43	$(6.59)

Note 13 - Income Taxes

The provision (benefit) for income taxes of the Company for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$3,620	$9,044	$1,245
State	1,161	2,329	(54)
Current income taxes	4,781	11,373	1,191
Deferred income benefit:
Federal	(4,321)	(2,823)	(2,917)
State	(691)	(4,047)	(2,999)
Deferred income benefit:	(5,012)	(6,870)	(5,916)
Total (benefit) provision for income taxes	$(231)	$4,503	$(4,725)

The Company's effective income tax rates for the years ended December 31, 2022, 2021 and 2020 were (5,148.7)%, 16.6% and 1.4%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Due to the changes in the Company's business activities, the Company has updated certain state filing methodologies and related state apportionment which resulted in a change in the state tax rate used in measuring deferred income taxes as of December 31, 2022. This change had a favorable impact on the Company's effective tax rate for the year ended December 31, 2022. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. The Company has no operations outside the U.S., as such, no foreign income tax was recorded.

Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for expected credit losses	$301	$202
Inventories	1,185	644
State net operating loss	38	161
Equity compensation	467	132
Compensation related accruals	1,031	638
Guarantee liability	1,528	—
Fair value change in interest rate swap contracts	—	67
Leases	6,553	6,065
Accrued expenses	304	24
Total deferred tax assets	11,407	7,933
Deferred tax liabilities:
Property and equipment	(5,845)	(5,400)
Intangible assets	(35,740)	(38,890)
Right of use assets	(3,466)	(2,949)
Equity investments	(649)	(149)
Fair value change in interest rate swap contracts	(150)	—
Total deferred tax liabilities	(45,850)	(47,388)
Net deferred tax liabilities	$(34,443)	$(39,455)

Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate (21%)	21.0%	21.0%	21.0%
State statutory tax rate	3,963.2%	5.8%	0.7%
Impact of goodwill impairment loss – permanent difference	—%	—%	(20.5)%
U.S permanent differences	207.1%	1.9%	—%
Noncontrolling interest	3,164.6%	—%	—%
Rate change	(2,566.3)%	(13.7)%	—%
Uncertain tax positions	(10,573.0)%	0.6%	—%
Other	634.7%	1.0%	0.2%
Income tax (benefit) provision	(5,148.7)%	16.6%	1.4%

The Company has no federal net operating loss ("NOL") carryovers and $0.8 million state NOL carryovers as of December 31, 2022. State NOL carryovers can be carried forward indefinitely. Approximately $2.0 million of total state NOL carryovers were utilized in the year ended December 31, 2022.

Unrecognized Tax Benefits

	Year Ended December 31,
(In thousands)	2022	2021	2020
Total unrecognized tax benefits on January 1,	$752	$752	$646
Decrease related to positions taken on items from prior years	(402)	—	—
Increase related to positions taken in the current year	—	—	106
Total unrecognized tax benefits on December 31,	$350	$752	$752

It is reasonably possible that $0.2 million of the total uncertain tax benefits will reverse within the next 12 months. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $0.4 million, $0.8 million and $0.8 million as of December 31, 2022, 2021 and 2020, respectively. Due to the statute of limitations expiring, the unrecognized tax liability for the tax year ended December 31, 2018 was reversed, which was recorded in income tax (benefit) provision on the consolidated financial statements, in the amounts of $0.4 million as of December 31, 2022. As of December 31, 2022 and 2021, the Company had accrued penalties of $50,000 and $93,000, respectively and accrued interest of $34,000 and $62,000, respectively. During the year ended December 31, 2022, the Company reversed accrued penalties and accrued interest of $43,000 and $28,000, respectively. The Company recognized the reversal of interest accrued related to unrecognized tax benefits and penalties as income tax benefit.

The Company is subject to taxation in the United States and various states. As of December 31, 2022, tax years for 2019 through 2021 are subject to examination by the tax authorities.

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

Revolution Industry, UGO and BRGR were also considered Unconsolidated VIEs as discussed further in Note 3 - Variable Interest Entities.

The related party transactions as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the years ended December 31, 2022 2021, and 2020, respectively:

			Year Ended December 31,
	(In thousands)	Nature	2022	2021	2020
(a)	Allstate Trading Company, Inc.	Trade	$—	$—	$309
(b)	Best Food Services, LLC	Trade	10,514	8,341	5,830
(c)	Eagle Food Services, LLC	Trade	—	4	101
(a)	Eastern Fresh NJ, LLC	Trade	1,093	5,509	4,509
(a)	Enson Group, Inc. (formerly as Enson Group, LLC)	Trade	—	128	143
(d)	First Choice Seafood, Inc.	Trade	134	322	455
(d)	Fujian RongFeng Plastic Co., Ltd	Trade	372	3,108	3,617
(e)	Hanfeng (Fujian) Information Technology Co., Ltd.	Service	—	—	997
(a)	Hanfeng Information Technology (Jinhua), Inc.	Service	—	122	1,135
(a)	N&F Logistics, Inc.	Trade	—	3	369
(f)	North Carolina Good Taste Noodle, Inc.	Trade	7,227	5,520	3,986
(a)	Ocean Pacific Seafood Group, Inc.	Trade	589	452	568
(g)	Revolution Industry, LLC	Trade	—	190	2,362
(a)	UGO USA, Inc.	Trade	—	212	644
(h)	Union Foods, LLC	Trade	—	—	1,247
	Other	Trade	332	133	90
	Total		$20,261	$24,044	$26,362
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
(h)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity. Anthony Zhang, one of Mr. Zhang's family members, owns an equity interest in this entity.

Services rendered by Hanfeng (Fujian) Information Technology Co. Ltd. relate to outsourced sales call center services. Fees for services are based on a percentage of sales generated as defined in the agreement. From time to time such services are subcontracted to Hanfeng Information Technologies (Jinhua), Inc.

Sales

Below is a summary of sales to related parties recorded for the years ended December 31, 2022, 2021 and 2020, respectively:

		Year Ended December 31,
	(In thousands)	2022	2021	2020
(a)	ABC Food Trading, LLC	$3,949	$2,642	$1,871
(b)	Asahi Food, Inc.	639	704	465
(c)	Best Food Services, LLC	1,285	792	337
(d)	Eagle Food Service, LLC	879	2,864	4,605
(e)	Eastern Fresh NJ, LLC	—	155	1,602
(e)	Enson Group, Inc. (formerly as Enson Group, LLC)	—	101	308
(e)	Enson Philadelphia, Inc.	—	—	126
(e)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	—	573	493
(f)	First Choice Seafood, Inc.	35	99	1,378
(f)	Fortune One Foods, Inc.	115	418	311
(e)	Heng Feng Food Services, Inc.	—	163	669
(e)	N&F Logistics, Inc.	40	531	1,027
	Others	—	13	116
	Total	$6,942	$9,055	$13,308
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

Lease Agreements

The Company leases various facilities to related parties.

The Company leased a facility to NC Noodle under an operating lease agreement expiring in 2024. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to NC Noodle for $0.8 million and a gain of $0.5 million. Rental income for the years ended December 31, 2021 and 2020 was $42,000 and $46,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. Rental income for the years ended December 31, 2021 and 2020 was $7,000 and $42,000, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

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

The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement expiring on September 21, 2027. Rental income for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.5 million and $0.5 million, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss). On May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc., a related party, for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank.

The Company leased a production area to Revolution Industry, LLC under a $3,000 month-to-month lease agreement. The lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. Rental income recorded for the years ended December 31, 2021 and 2020 was $6,000 and $39,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in Distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of December 31, 2022 and 2021, respectively:

	(In thousands)	December 31, 2022	December 31, 2021
(a)	ABC Food Trading, LLC	$—	$76
(b)	Asahi Food, Inc.	81	72
(c)	Eagle Food Service, LLC	69	16
(d)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	59	24
(e)	Fortune One Foods, Inc.	4	24
(d)	Heng Feng Food Services, Inc.	—	18
(f)	North Carolina Good Taste Noodle, Inc.	—	15
	Others	—	4
	Total	$213	$249
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

The Company has reserved for 80% of the accounts receivable for Enson Seafood GA, Inc, all other accounts receivable from these related parties are current and considered fully collectible. No other allowance is deemed necessary as of December 31, 2022 and 2021.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2022 and 2021, respectively:

	(In thousands)	December 31, 2022	December 31, 2021
(a)	Best Food Services, LLC	$729	$699
(b)	Eastern Fresh NJ, LLC	—	581
(c)	Fujian RongFeng Plastic Co., Ltd	—	20
(d)	North Carolina Good Taste Noodle, Inc.	731	595
	Others	69	46
	Total	$1,529	$1,941
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

Promissory Note Payable - Related Party

The Company issued a $7.0 million Unsecured Subordinated Promissory Note ("Promissory Note") to BRGR. The note bears an interest rate of 6% per annum that matures in January 2030. The Promissory Note issued to BRGR in January 2020 was part of the payment to acquire 100% equity membership interest in nine subsidiaries of BRGR (Refer to Note 8 - Acquisitions). The Promissory Note has no requirement to make principal repayments until maturity and there is no prepayment penalty should the Company elect to prepay the principal, in part or in full, prior to maturity, subject to meeting certain repayment provisions as defined in the JPM Credit Agreement. During the year ended December 31, 2022, the Company paid the remaining $4.5 million principal balance of this related party promissory note payable. As of December 31, 2022 and 2021, the outstanding balance was nil and $4.5 million, respectively, and there was no accrued interest payable. Principal and interest payments were $4.6 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

Notes Receivable - Related Parties and Other

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

As of December 31, 2022, the Company had 598,325 time-based vesting restricted stock units (“RSUs”) unvested, 382,662 performance-based restricted stock units (“PSUs”) unvested, 162,510 shares of common stock vested and 1,856,503 shares remaining available for future awards under the 2018 Incentive Plan.

RSUs granted to employees vest over time based on continued service (vesting over a period between one to three years in equal installments). PSUs granted to employees vest based on (i) the attainment of certain financial metrics, as defined by the Company's compensation committee (“Financial PSUs”) and (ii) for the 2021 grants, total shareholder return of the Company’s common stock (“TSR PSUs”). Both types of PSUs vest over three years in equal installments based on the performance metrics established for each year and also require continued service for vesting.

A summary of RSU and PSU activity for the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	352,920	$6.19
Granted	424,386	5.04
Forfeited	(36,322)	6.42
Vested	(142,659)	6.09
Unvested RSUs at December 31, 2022	598,325	5.39

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	143,278	$5.94
Granted	303,263	4.76
Forfeited	(44,028)	5.72
Vested	(19,851)	7.39
Unvested PSUs at December 31, 2022	382,662	4.95
The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the date preceding grant date. The fair value of the TSR PSUs are determined using a Monte Carlo simulation model. No TSR PSUs were granted during the year ended December 31, 2022. The assumptions used to estimate the fair value of the TSR PSUs granted during the years ended December 31, 2021 and valued under the Monte Carlo simulation model were as follows:

2021 PSU Grants
Risk-free interest rate	0.20% - 0.34%
Expected dividend yield	0.00%
Expected term (years)	2.56 - 3.15
Expected volatility (1)	62.08% - 65.74%
_______________
(1)Expected volatility is based on a 50/50 blending of (i) the average historical volatility of a select group of industry peers with a look-back period equal to the expected term, and (ii) the historical volatility of the Company with a look-back period of 0.75 years - 1.17 years, the time from the valuation date to the date six months after the completion of the merger with B&R Global, using daily stock prices. The expected volatility of peer companies was 54.96% – 63.45%. The expected volatility of the Company's common stock was 66.10% – 69.19%.

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

Stock-based compensation expense is included in distribution, selling and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss). The components of stock-based compensation expense for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Stock-based compensation (RSUs) expense	$897	$405
Stock-based compensation (PSUs) expense	360	230
Total stock-based compensation expense	$1,257	$635

Tax benefit of stock-based compensation expense	$366	$132

For the year ended December 31, 2020, there was no stock-based compensation expense.

As of December 31, 2022, there was $4.2 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under 2018 Incentive Plan, with a weighted average remaining service period of 2.8 years. Of the total unrecognized compensation cost, $2.7 million is related to RSUs with time-based vesting provisions and $1.5 million is related to PSUs with performance and market-based vesting provisions.

Note 16 - Employee Benefit Plan

The Company sponsors a defined contribution plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, after six months of service, eligible employees may elect to defer up to 92% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. The Company matches 100% of the first 3% of the participant’s deferred compensation plus 50% of the amount contributed between 3% and 5% of the participant’s deferred compensation. 401(k) Plan participants vest in matching contributions received from the Company at the rate of 20% per year for each full year of service starting from their second year of service, such that the participants become 100% vested after six years of service. For the years ended December 31, 2022, 2021 and 2020, the Company expensed $432,000, $240,000 and $25,000, respectively, and were recorded in distribution, selling and administrative expenses.

Note 17 - Commitments and Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against the Company that could adversely affect its ability to conduct its business. There also exists the possibility of a material adverse effect on the Company’s financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
As previously disclosed, in March 2020, an analyst report suggested certain improprieties in the Company’s operations, and in response to those allegations, the Company’s Board of Directors appointed a Special Committee of Independent Directors (the “Special Investigation Committee”) to conduct an internal independent investigation with the assistance of counsel. These allegations became the subject of two putative stockholder class actions filed on or after March 29, 2020 in the United States District Court for the Central District of California generally alleging the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements (the “Class Actions”). These Class Actions have since been dismissed and are now closed.

In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company are cooperating with the SEC.

On May 20, 2022, the Board of Directors of HF Group received a letter from a stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Group engaged in misconduct and breached their fiduciary duties, and demands that HF Group investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of the Class Actions.

On June 30, 2022, the Board of Directors of HF Group resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand in order to determine whether the Company should assert any claims against the current or former officers and directors.

On August 19, 2022, James Bishop filed a verified stockholder derivative complaint in the Court of Chancery of the State of Delaware (the “Delaware Action”), which asserts similar allegations to those set forth in the Bishop Demand. On September 21, 2022, Bishop and the Company filed a stipulation to stay the Delaware Action for 90 days, which the court granted on September 22, 2022. On December 20, 2022, Bishop and the Company filed a stipulation to extend the stay of the Delaware Action for an additional 60 days, which the court granted on December 21, 2022. On March 15, 2023, the Court of Chancery entered an order approving a joint stipulation submitted by Bishop and HF Foods to stay the case for an additional 60 days.

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

Note 18 - Subsequent Events

The Company entered into an amortizing interest rate swap agreement, with an initial notional amount of $120.0 million, intended to hedge against future interest rate increases of certain long-term debt obligations of the Company. The interest rate swap became effective March 1, 2023 and continues through March 2028. Pursuant to the agreement, the Company will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive officers and principal financial and accounting officers have concluded that as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all materials respects, our financial position, results of operations and cash flow in conformity with GAAP.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2020 and 2021, we identified material weaknesses that were reported previously, which continue to exist as of December 31, 2022.

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

•As a result of the material weakness related to IT general controls, we did not properly design or maintain effective controls over the relevance and quality of internal data used in the financial reporting process and in the operation of business process control activities.

•We did not properly design or maintain effective controls over complex accounting, significant management estimates, and new accounting pronouncements, including but not limited to business combinations, impairment of long-lived assets, goodwill impairment, leases and income taxes.

•We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, we did not design and implement review controls with a sufficient precision to prevent or detect a material misstatement, did not consistently perform independent reviews of journal entries or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosures.

As it relates to monitoring activities:

•We did not adequately perform timely and ongoing evaluations to ascertain whether components of internal control are present and functioning.

Due to the foregoing material weaknesses, management concluded that as of December 31, 2022, our internal control over financial reporting was ineffective.

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

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2022, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited HF Foods Group Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated March 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the accompanying Management’s Report on Internal Control Over Financial Reporting:

The Company did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) control activities, (4) information and communication, and (5) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. These deficiencies were primarily attributed to an insufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls.

Additionally, the Company did not have adequate selection and development of effective control activities, resulting in the following additional material weaknesses:

•Information Technology (IT) General Controls – The Company did not design and maintain effective information technology general controls over logical access and program change management for key IT systems. Specifically, access to certain key IT systems was not restricted between business and IT administration access privileges, resulting in improper segregation of duties for certain business processes. Additionally, management did not design effective controls to protect data security and maintain business sustainability.

•As a result of the material weakness related to IT general controls, the Company did not properly design or maintain effective controls over the relevance and quality of internal data used in the financial reporting process and in the operation of business process control activities.

•The Company did not properly design or maintain effective controls over complex accounting, significant management estimates, and new accounting pronouncements, including but not limited to business combinations, impairment of long-lived assets, goodwill impairment, leases, and income taxes.

•The Company did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. Specifically, the Company did not design and implement review controls with a sufficient precision to prevent or detect a material misstatement, did not consistently perform independent reviews of journal entries, or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosures.

As it relates to monitoring activities:

•The Company did not adequately perform timely and ongoing evaluations to ascertain whether components of internal control are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 31, 2023 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Troy, Michigan

March 31, 2023

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

Information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV.

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
		DEF14A	A	7/18/2018
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.4*	Description of Registrant's Securities
10.1	Investment Management Trust Account Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	10.1	8/11/2017
10.2	Registration Rights Agreement, dated August 8, 2017, by and among the Registrant and the initial stockholders	8-K	10.2	8/11/2017
10.3	Stock Escrow Agreement dated August 8, 2017 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders	8-K	10.3	8/11/2017
10.4	Form of Letter Agreement by and between the Registrant, the initial stockholders and the officers and directors of the Company	S-1/A	10.2	7/28/2017
10.5†	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	B	7/18/2018
10.60	Form of Escrow Agreement between Atlantic Acquisition Corp., Loeb and Loeb L.P. as escrow agent and HF Group and Zhou Min Ni, as representative of the stockholders of HF Group	8-K	10.8	8/27/2018
10.70	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Group	8-K	10.9	8/27/2018
10.80	Form of Lock Up Agreement dated August 22, 2018 between Atlantic Acquisition Corp. and the stockholders of HF Group	8-K	10.10	8/27/2018
10.9†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Zhou Min Ni	8-K	10.10	9/13/2018
10.10†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Chan Sin Wong	8-K	10.11	9/13/2018
10.11†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Jian Ming Ni	8-K	10.12	9/13/2018
10.12	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank	10-K	10.12	4/1/2019
10.13	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.13	4/1/2019
10.14	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.14	4/1/2019
10.15	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank	10-K	10.15	4/1/2019
10.16	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank	10-K	10.16	4/1/2019
10.17	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A.	10-K	10.17	4/1/2019
10.18	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service	10-K	10.18	4/1/2019
10.19†	Employment Agreement with Kong Hian Victor Lee dated December 6, 2019	10-Q	10.1	11/9/2020
10.20†	Amendment to Employment Agreement with Kong Hian Victor Lee dated October 1, 2020	10-Q	10.2	11/9/2020
10.21	Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC, dated January 17, 2020	10-Q	2.1	5/18/2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.22	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020	10-Q	10.1	5/18/2020
10.23†	Letter Agreement between HF Foods Group Inc. and Russell T. Libby	10-Q	10.2	5/18/2020
10.24	Mutual Rescission Agreement between HF Group and Rescinding Shareholders dated April 1, 2020	10-Q	10.3	5/18/2020
10.25	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, LLC	10-K	10.25	3/16/2021
10.26	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC	10-K	10.26	3/16/2021
10.27	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC	10-K	10.27	3/16/2021
10.28†	Separation Agreement between HF Foods Group Inc. and Zhou Min Ni, dated February 23, 2021	10-K	10.28	3/16/2021
10.29	Lease Agreement between Yoan Chang Trading, Inc. and Kirnland Food Distribution, Inc., dated as of January 1, 2021	10-K	10.29	3/16/2021
10.30	Stock Purchase Agreement, dated May 28, 2021, by and among Ki Tai Yeung, HF Group Holding Corp., and Kirnland Food Distribution, Inc.	8-K	10.1	6/1/2021
10.31†	HF Foods Group Inc. Amended and Restated Severance Plan	8-K	10.1	1/5/2023
10.32†	Employment Agreement between Christine Chang and HF Foods Group Inc., dated as of July 29, 2021	8-K	10.2	8/4/2021
10.33	Continuing Guaranty, dated August 2, 2021, executed by HF Foods Group Inc. in favor of JPMorgan Chase Bank, N.A.	8-K	10.1	9/9/2021
10.34†	Letter Agreement by and between HF Foods Group Inc. and Valerie P. Chase, dated December 10, 2021	8-K	5.1	12/15/2021
10.35	Consent, Waiver, Joinder and Amendment No. 3 to Second Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, including Great Wall Seafood IL, L.L.C., and Great Wall Seafood TX, L.L.C., as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated December 30, 2021	8-K	10.1	1/4/2022
10.36	Asset Purchase Agreement by and among Great Wall Seafood Supply, Inc., Great Wall Restaurant Supplier, Inc., First Mart Inc., Great Wall Seafood IL, L.L.C., Great Wall Seafood TX, L.L.C., Bo Chuan Wong and Qiu Xian Li, dated December 30, 2021	8-K	10.2	1/4/2022
10.37†	Form of Restricted Stock Agreement	S-8	4.7	6/15/2021
10.38	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
10.39†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.40	Asset Purchase Agreement, dated as of April 19, 2022, by and among Sealand Food, Inc., Connie Wang, Jenny Wang and Great Wall Seafood VA, L.L.C. and, solely for purposes of Section 2.1(d) thereof, HF Foods Group, Inc.	8-K	10.1	4/25/2022
10.41†	Separation and Release Agreement, dated May 18, 2022, by and among HF Foods Group Inc. and Kong Hian Lee	8-K	10.1	5/24/2022
10.42†	Letter Agreement, dated June 30, 2022, by and among HF Foods Group Inc. and Jose Maroto	8-K	10.1	7/7/2022
10.43†	Offer Letter, dated July 8, 2022, by and among HF Foods Group, Inc. and Carlos A. Rodriguez	8-K	10.1	7/14/2022
10.44†	Letter Agreement, dated January 17, 2022, by and among HF Foods Group Inc. and Prudence Kuai	8-K	10.1	1/19/2023

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.45	Consent Under Third Amended and Restated Credit Agreement, dated October 26, 2022	8-K	10.1	10/31/2022
10.46†	Separation Agreement and Release of Claims, dated March 26, 2021, by and among HF Foods Group Inc. and Caixuan Xu	10-K	10.45	1/31/2023
16.1	Letter from Friedman LLP to the Securities and Exchange Commission dated September 10, 2021	8-K	16.1	9/10/2021
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP.
23.2*	Consent of Friedman LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: March 31, 2023	By:	/s/ Xiao Mou Zhang
Xiao Mou Zhang
Chief Executive Officer

Date: March 31, 2023	By:	/s/ Carlos Rodriguez
Carlos Rodriguez
Chief Financial Officer (Principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiao Mou Zhang	Chief Executive Officer and Director	March 31, 2023
Xiao Mou Zhang

/s/ Russell Libby	Chairman of the Board and Director	March 31, 2023
Russell Libby

/s/ Valerie Chase	Director	March 31, 2023
Valerie Chase

/s/ Prudence Kuai	Director	March 31, 2023
Prudence Kuai

/s/ Hong Wang	Director	March 31, 2023
Hong Wang