Form 10-Q
period 2023-03-31
HF Foods Group Inc.
filed 2023-05-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(888) 905-0988
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	HFFG	Nasdaq Capital Market
Preferred Share Purchase Rights	N/A	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 54,086,164 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2023

PART I.     FINANCIAL INFORMATION

ITEM 1. Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$17,477	$24,289
Accounts receivable, net	43,095	44,186
Accounts receivable - related parties	629	213
Inventories	110,469	120,291
Prepaid expenses and other current assets	7,699	8,937
TOTAL CURRENT ASSETS	179,369	197,916
Property and equipment, net	138,984	140,330
Operating lease right-of-use assets	13,278	14,164
Long-term investments	2,666	2,679
Customer relationships, net	155,106	157,748
Trademarks and other intangibles, net	34,914	36,343
Goodwill	85,118	85,118
Other long-term assets	3,944	3,231
TOTAL ASSETS	$613,379	$637,529
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$14,094	$21,946
Line of credit	44,456	53,056
Accounts payable	57,842	55,515
Accounts payable - related parties	753	1,529
Current portion of long-term debt, net	6,031	6,266
Current portion of obligations under finance leases	2,116	2,254
Current portion of obligations under operating leases	3,592	3,676
Accrued expenses and other liabilities	16,408	19,648
TOTAL CURRENT LIABILITIES	145,292	163,890
Long-term debt, net of current portion	114,047	115,443
Obligations under finance leases, non-current	11,576	11,441
Obligations under operating leases, non-current	9,793	10,591
Deferred tax liabilities	33,119	34,443
Other long-term liabilities	8,038	5,472
TOTAL LIABILITIES	321,865	341,280
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 53,844,492 shares issued and outstanding as of March 31, 2023 and 53,813,777 shares issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	599,384	598,322
Accumulated deficit	(312,447)	(306,514)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	286,942	291,813
Noncontrolling interests	4,572	4,436
TOTAL SHAREHOLDERS’ EQUITY	291,514	296,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$613,379	$637,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue - third parties	$291,562	$276,151
Net revenue - related parties	2,293	2,064
TOTAL NET REVENUE	293,855	278,215

Cost of revenue - third parties	241,457	225,633
Cost of revenue - related parties	2,226	1,855
TOTAL COST OF REVENUE	243,683	227,488

GROSS PROFIT	50,172	50,727

Distribution, selling and administrative expenses	52,929	40,408
(LOSS) INCOME FROM OPERATIONS	(2,757)	10,319

Other expenses (income):
Interest expense	2,868	1,278
Other income	(228)	(776)
Change in fair value of interest rate swap contracts	2,746	(358)
Lease guarantee expense	(120)	5,931
Total Other expenses, net	5,266	6,075

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(8,023)	4,244

Income tax (benefit) provision	(2,226)	1,104
NET (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS)	(5,797)	3,140
Less: net income attributable to noncontrolling interests	136	26
NET (LOSS) INCOME AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$(5,933)	$3,114

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.11)	$0.06
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.11)	$0.06
WEIGHTED AVERAGE SHARES - BASIC	53,822,794	53,706,392
WEIGHTED AVERAGE SHARES - DILUTED	53,822,794	53,884,510
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5,797)	$3,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	6,689	5,779
Gain from disposal of property and equipment	—	(65)
Provision for credit losses	57	(12)
Deferred tax benefit	(1,324)	(2,154)
Change in fair value of interest rate swap contracts	2,746	(358)
Stock-based compensation	1,096	290
Non-cash lease expense	965	737
Lease guarantee expense	(120)	5,931
Other expense (income)	93	—
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	1,034	(7,026)
Accounts receivable - related parties	(416)	(669)
Inventories	9,822	(12,070)
Prepaid expenses and other current assets	1,238	(2,758)
Other long-term assets	(829)	268
Accounts payable	2,327	16,805
Accounts payable - related parties	(776)	(309)
Operating lease liabilities	(961)	(715)
Accrued expenses and other liabilities	(3,274)	3,299
Net cash provided by operating activities	12,570	10,113
Cash flows from investing activities:
Purchase of property and equipment	(629)	(2,672)
Proceeds from sale of property and equipment	—	79
Payment made for acquisition of Great Wall Group	—	(17,339)
Net cash used in investing activities	(629)	(19,932)
Cash flows from financing activities:
Checks issued not presented for payment	(7,852)	679
Proceeds from line of credit	298,195	281,616
Repayment of line of credit	(306,808)	(268,298)
Repayment of long-term debt	(1,642)	(1,475)
Payment of debt financing costs	—	(604)
Repayment of obligations under finance leases	(646)	(616)
Proceeds from noncontrolling interests shareholders	—	240
Cash distribution to shareholders	—	(89)
Net cash (used in) provided by financing activities	(18,753)	11,453
Net (decrease) increase in cash	(6,812)	1,634
Cash at beginning of the period	24,289	14,792
Cash at end of the period	$17,477	$16,426

Supplemental disclosure of cash flow data:
Cash paid for interest	$2,644	$927
Cash paid for income taxes	96	382
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$79	$1,483
Property acquired via a finance lease	643	815
Intangible asset acquired in exchange for noncontrolling interests	—	566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Cumulative effect of adoption of CECL (ASU 2016-13)	—	—	—	(690)	(690)	—	(690)
Balance at January 1, 2022	53,706,392	5	597,227	(306,974)	290,258	4,041	294,299
Net income	—	—	—	3,114	3,114	26	3,140
Capital contribution by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	$5	$597,517	$(303,860)	$293,662	$4,784	$298,446

Balance at January 1, 2023	53,813,777	$5	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	$5	$599,384	$(312,447)	$286,942	$4,572	$291,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Description of Business

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

On April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand Food, Inc. ("Sealand") including equipment, machinery and vehicles. The acquisition was completed to expand the Company's territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. See Note 6 - Acquisitions for additional information on the Sealand acquisition.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2022 and 2021. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The accompanying condensed consolidated financial statements include the accounts of HF Group and a variable interest entity for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interest in its condensed consolidated statements of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

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

On February 8, 2022, FUSO Trucking LLC, a VIE for which the Company was the primary beneficiary and consolidated, was dissolved. The Company also has a VIE, AnHeart, Inc. (“AnHeart”), for which the Company is not the primary beneficiary and therefore does not consolidate. The Company did not incur expenses from VIEs and did not have any sales to or income from any VIEs during the three months ended March 31, 2023 and 2022. See Note 14 - Commitments and Contingencies for additional information on AnHeart.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2023 and December 31, 2022, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at March 31, 2023	March 31, 2023	December 31, 2022
HF Foods Industrial, LLC ("HFFI")	45.00%	$107	$204
Min Food, Inc.	39.75%	1,798	1,704
Monterey Food Service, LLC	35.00%	448	452
Ocean West Food Services, LLC	32.50%	2,129	1,986
Syncglobal Inc.	43.00%	90	90
Total		$4,572	$4,436

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, allowance for expected credit losses, inventory reserves, useful lives of property and equipment, lease assumptions, impairment of long-lived assets, impairment of long-term investments, impairment of goodwill, the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations, realization of deferred tax assets, uncertain income tax positions, the liability for self-insurance and stock-based compensation.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its condensed consolidated financial statements or results of operations.

Note 3 - Revenue
For the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended March 31,
($ in thousands)	2023		2022
Seafood	$92,890	32%	$74,806	27%
Asian Specialty	77,824	25%	74,676	27%
Meat and Poultry	52,049	18%	60,915	22%
Fresh Produce	32,211	11%	29,879	11%
Packaging and Other	19,396	7%	22,013	8%
Commodity	19,485	7%	15,926	5%
Total	$293,855	100%	$278,215	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$44,570	$45,628
Less: allowance for expected credit losses	(1,475)	(1,442)
Accounts receivable, net	$43,095	$44,186

Movement of allowance for expected credit losses was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Beginning balance	$1,442	$840
Adjustment for adoption of the CECL standard	—	690
Increase (decrease) in provision for expected credit losses	57	(12)
Bad debt write-offs	(24)	(1)
Ending balance	$1,475	$1,517

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Automobiles	$36,863	$34,891
Buildings	63,045	63,045
Building improvements	22,321	20,637
Furniture and fixtures	446	444
Land	49,929	49,929
Machinery and equipment	14,853	17,210
Subtotal	187,457	186,156
Less: accumulated depreciation	(48,473)	(45,826)
Property and equipment, net	$138,984	$140,330

Depreciation expense was $2.6 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of March 31, 2023	March 31, 2023	December 31, 2022
Asahi Food, Inc. ("Asahi")	49%	$866	$879
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,666	$2,679

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of March 31, 2023 and December 31, 2022 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$4,863	$6,798
Accrued professional fees	2,080	3,866
Accrued interest and fees	1,190	1,082
Self-insurance liability	1,349	1,286
Accrued other	6,926	6,616
Total accrued expenses and other liabilities	$16,408	$19,648

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$414	$—	$414	$—	$530	$—	$530
Liabilities:
Interest rate swaps	$—	$2,630	$—	$2,630	$—	$—	$—	$—

The Company follows the provisions of ASC Topic 820 Fair Value Measurement which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, advances to suppliers, other current assets, accounts payable, checks issued not presented for payment and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

Please refer to Note 8 - Derivative Financial Instruments for additional information regarding the Company’s interest rate swaps.

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 9 - Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
March 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$1,565	$1,858
East West Bank	—	—	1,761	2,335
Other finance institutions	—	—	117	117
Variable rate debt:
JPMorgan Chase & Co.	$—	$110,019	$—	$110,019
Bank of America	—	2,296	—	2,296
East West Bank	—	3,453	—	3,453

December 31, 2022
Fixed rate debt:
Bank of America	$—	$—	$1,630	$1,948
East West Bank	—	—	1,786	2,351
Other finance institutions	—	—	186	197
Variable rate debt:
JPMorgan Chase & Co.	$—	$111,413	$—	$111,413
Bank of America	—	2,330	—	2,330
East West Bank	—	3,471	—	3,471

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Please refer to Note 9 - Debt for additional information regarding the Company's debt.

Note 6 - Acquisitions

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

The Company accounted for this transaction under ASC 805 Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition for the three months ended March 31, 2022 totaled approximately $0.3 million and were reflected in distribution, selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

The information included herein was prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using a combination of quoted market prices, discounted cash flows, and other estimates made by management. The Company finalized the valuation of assets acquired and liabilities assumed for the Sealand acquisition as of March 31, 2023.

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

The Company recorded acquired intangible assets of $14.7 million, which were measured at fair value using Level 3 inputs. These intangible assets include tradenames and trademarks of $4.4 million, customer relationships of $8.9 million and non-competition agreements of $1.4 million. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology and Level 3 inputs including a discount rate. The fair value of tradenames and trademarks was determined by applying the income approach utilizing the relief from royalty methodology and Level 3 inputs including a royalty rate of 1% and a discount rate. The fair value of non-competition agreements was determined by applying the income approach and Level 3 inputs including a discount rate. Discount rates used in determining fair values for customer relationships, tradenames and trademarks, and non-competition agreements ranged from 17.5% to 18.0%. The useful lives of the tradenames and trademarks are ten years, customer relationships are ten years and non-competition agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the three months ended March 31, 2022 as if the acquisition of Sealand had been consummated on January 1, 2022. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

(In thousands, except share and per share data)	Three Months Ended March 31, 2022

Pro forma net revenue	$302,098
Pro forma net income attributable to HF Group	$5,996

Pro forma earnings per common share - basic	$0.11
Pro forma earnings per common share - diluted	$0.11

Pro forma weighted average shares - basic	53,706,392
Pro forma weighted average shares - diluted	53,884,510

Note 7 - Goodwill and Acquired Intangible Assets

Goodwill

Goodwill was $85.1 million as of March 31, 2023 and December 31, 2022. There was no change in the carrying amount of goodwill for the three months ended March 31, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	March 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(1,456)	$2,436	$3,892	$(1,132)	$2,760
Trademarks	44,256	(11,778)	32,478	44,256	(10,673)	33,583
Customer relationships	185,266	(30,160)	155,106	185,266	(27,518)	157,748
Total	$233,414	$(43,394)	$190,020	$233,414	$(39,323)	$194,091

Amortization expense for acquired intangible assets was $4.1 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

Note 8 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 9 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

On March 15, 2023, the Company entered into an amortizing IRS contract with J.P. Morgan Chase for an initial notional amount of $120.0 million, effective from March 1, 2023 and expiring in March 2028, as a means to partially hedge its existing floating rate loans exposure. Pursuant to the agreement, the Company will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on these IRS contracts are accounted for and recognized as a change in fair value of IRS contracts in the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2023, the Company determined that the fair values of the IRS contracts were $0.4 million in an asset position and $2.6 million in a liability position. As of December 31, 2022, the IRS contracts were $0.5 million in an asset position. The Company included these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 9 - Debt

Long-term debt at March 31, 2023 and December 31, 2022 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at March 31, 2023	March 31, 2023	December 31, 2022
Bank of America (a)	October 2026 - December 2029	4.28% - 5.80%	$4,155	$4,315
East West Bank (b)	August 2027 - September 2029	4.40% - 8.25%	5,788	5,822
JPMorgan Chase & Co. (c)	December 2023 - January 2030	6.10% - 6.77%	110,309	111,714
Other finance institutions (d)	April 2023 - March 2024	5.99% - 6.14%	117	160
Total debt, principal amount			120,369	122,011
Less: debt issuance costs			(291)	(302)
Total debt, carrying value			120,078	121,709
Less: current portion			(6,031)	(6,266)
Long-term debt			$114,047	$115,443
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by four real properties. Balloon payments of $1.8 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $110.1 million as of March 31, 2023 and 111.4 million as of December 31, 2022 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.2 million as of March 31, 2023 and $0.3 million as of December 31, 2022 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loan matures in December 2023.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of March 31, 2023, the Company was in compliance with its covenants.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 60,558 potential common shares related to performance-based restricted stock units and 50,256 potential common shares related to restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2023 because their effect would have been anti-dilutive. There were 14,381 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2022 because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2023	2022
Numerator:
Net (loss) income attributable to HF Foods Group Inc.	$(5,933)	$3,114
Denominator:
Weighted-average common shares outstanding	53,822,794	53,706,392
Effect of dilutive securities	—	178,118
Weighted-average dilutive shares outstanding	53,822,794	53,884,510
(Loss) earnings per common share:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06

Note 11 - Income Taxes

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
For the three months ended March 31, 2023 and 2022, the Company's effective income tax rate of 27.7% and 26.0%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes.

Note 12 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.

Mr. Xiao Mou Zhang (“Mr. Zhang”) became the sole Chief Executive Officer on February 23, 2021. Mr. Xiao Mou Zhang and certain of his immediate family also have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

The Company believes that Mr. Zhou Min Ni (“Mr. Ni”), the Company’s former Co-Chief Executive Officer, together with various trusts for the benefit of Mr. Ni's four children, are collectively the beneficial owners of approximately 25% of the Company’s outstanding shares of common stock, and he and certain of his immediate family members have ownership interests in related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

For the year ended December 31, 2022, North Carolina Good Taste Noodle, Inc. (“NC Noodle”) was a related party due to Mr. Jian Ming Ni's, a former Chief Financial Officer of the Company, continued ownership interest in NC Noodle. As of January 1, 2023, NC Noodle is no longer considered a related party since it has been three years since Mr. Jian Ming Ni resigned.

The related party transactions as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2023 and 2022, respectively:

			Three Months Ended March 31,
	(In thousands)	Nature	2023	2022
(a)	Best Food Services, LLC	Trade	$2,084	$2,945
(b)	Eastern Fresh NJ, LLC	Trade	—	1,093
(c)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	37	—
(d)	First Choice Seafood, Inc.	Trade	—	83
(e)	Fujian RongFeng Plastic Co., Ltd	Trade	—	398
(f)	North Carolina Good Taste Noodle, Inc.	Trade	—	1,658
(g)	Ocean Pacific Seafood Group, Inc.	Trade	168	136
	Other	Trade	52	32
	Total		$2,341	$6,345
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
(f)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity. Mr. Zhou Min Ni previously owned an equity in this entity as of 12/31/2019. The Company has been informed by Mr. Zhou Min Ni that his equity interest was disposed of on 1/1/2020. No longer considered a related party as of 1/1/2023 since it has been three years since Mr. Jian Ming Ni resigned.
(g)Mr. Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three months ended March 31, 2023 and 2022, respectively:

		Three Months Ended March 31,
	(In thousands)	2023	2022
(a)	ABC Food Trading, LLC	$593	$1,192
(b)	Asahi Food, Inc.	195	181
(c)	Best Food Services, LLC	433	645
(d)	Eagle Food Service, LLC	1,020	—
(e)	First Choice Seafood, Inc.	8	10
(f)	Fortune One Foods, Inc.	19	—
(g)	N&F Logistics, Inc.	6	36
(h)	Union Food LLC	19	—
	Total	$2,293	$2,064
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

The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement expiring on September 21, 2027. On May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc., a related party, for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank. Rental income for the three months ended March 31, 2023 and 2022 was nil and $80,000, respectively, which is included in other income in the condensed consolidated statements of operations and comprehensive income (loss).

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $99,000 and $72,000 for the three months ended March 31, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of March 31, 2023 and December 31, 2022, respectively:

	(In thousands)	March 31, 2023	December 31, 2022
(a)	ABC Food Trading, LLC	$291	$—
(b)	Asahi Food, Inc.	47	81
(c)	Best Food Services. LLC	147	—
(d)	Eagle Food Service, LLC	83	69
(e)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	59	59
(f)	Fortune One Foods, Inc.	—	4
(g)	Union Food LLC	2	—
	Total	$629	$213
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
(g)Tina Ni, one of Mr. Ni’s family members, owns an equity interest in this entity.

The Company has reserved for 80% of the accounts receivable for Enson Seafood GA, Inc. All other accounts receivable from these related parties are current and considered fully collectible. No other allowance is deemed necessary as of March 31, 2023 and December 31, 2022.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2023 and December 31, 2022, respectively:

	(In thousands)	March 31, 2023	December 31, 2022
(a)	Best Food Services, LLC	$707	$729
(b)	North Carolina Good Taste Noodle, Inc.	—	731
	Others	46	69
	Total	$753	$1,529
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefits of Mr. Zhang's children effective November 1, 2020.
(b)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity. Mr. Zhou Min Ni previously owned an equity in this entity as of 12/31/2019. The Company has been informed by Mr. Zhou Min Ni that his equity interest was disposed of on 1/1/2020. No longer considered a related party as of 1/1/2023 since it has been three years since Mr. Jian Ming Ni resigned.

Promissory Note Payable - Related Party

The Company issued a $7.0 million unsecured subordinated promissory note to B&R Group Realty Holding, LLC. As of March 31, 2022, the outstanding balance was $4.5 million and there was no accrued interest payable. Interest payments were $0.1 million for the three months ended March 31, 2022. No principal payment was made during the three months ended March 31, 2022. During the three months ended June 30, 2022, the Company paid the remaining $4.5 million principal balance of this related party promissory note payable.

Note 13 - Stock-Based Compensation

In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of March 31, 2023, the Company had 575,906 time-based vesting restricted stock units unvested, 339,255 performance-based restricted stock units unvested, 180,506 shares of common stock vested and 1,904,333 shares remaining available for future awards under the 2018 Incentive Plan.

For the three months ended March 31, 2023 and 2022, stock-based compensation expense was $1.1 million and $0.3 million, respectively, and was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive income.

As of March 31, 2023, there was $3.0 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.83 years.

Note 14 - Commitments and Contingencies
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

On August 19, 2022, James Bishop filed a verified stockholder derivative complaint (the “Delaware Action”) in the Court of Chancery of the State of Delaware (the “Court of Chancery”), which asserts similar allegations to those set forth in the Bishop Demand. On September 21, 2022, Bishop and the Company filed a stipulation to stay the Delaware Action for 90 days, which the court granted on September 22, 2022. On December 20, 2022, Bishop and the Company filed a stipulation to extend the stay of the Delaware Action for an additional 60 days, which the court granted on December 21, 2022. On March 15, 2023, the Court of Chancery entered an order approving a joint stipulation submitted by Bishop and HF Foods to stay the case for an additional 60 days.

Subsequent to March 31, 2023, effective as of April 20, 2023, the Company and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet (the “Binding Term Sheet”), which was incorporated into a long-form settlement agreement on May 5, 2023 and filed with the Court of Chancery on May 8, 2023. The Binding Term Sheet provided for, among other things, the dismissal of the Delaware Action with prejudice, thereby resolving all existing and potential liability against all named defendants in the Delaware Action, in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company, making a payment to the Company in the sum of $9.25 million and the Company adopting certain changes to its Certificate of Incorporation, Bylaws and/or other internal governance policies and procedures. The full terms of the settlement of the Delaware Action were incorporated into the long-form settlement agreement, which is subject to approval of the Court of Chancery.

AnHeart Lease Guarantee

The Company provided a guarantee for two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The Company has determined that AnHeart is a VIE as a result of the guarantee. However, the Company concluded it is not the primary beneficiary of AnHeart and therefore does not consolidate, because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance.

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

In accordance with ASC Topic 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. During the three months ended March 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55% and is classified as Level 2 in the fair value hierarchy. As of March 31, 2023, the Company had a lease guarantee liability of $5.7 million. The current portion of the lease guarantee liability of $0.3 million is recorded in Accrued expenses and other liabilities, while the long-term portion is recorded in Other long-term liabilities on the condensed consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.

The estimated future minimum lease payments as of March 31, 2023 are presented below:

(In thousands)	Amount
Year Ended December 31,
2023 (remaining nine months)	$416
2024	582
2025	604
2026	621
2027	638
Thereafter	4,478
Total	7,339
Less: imputed interest	(1,642)
Total minimum lease payments	$5,697

Note 15 - Subsequent Events

Shareholder Rights Plan

On April 11, 2023, the Company’s Board of Directors, authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of common stock of the Company to stockholders of record as of the close of business on April 24, 2023. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $19.50 subject to adjustment. The complete terms of the Rights are set forth in a Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of April 11, 2023, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.

The Company’s Board of Directors adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires fifteen percent (15%) or more of the shares of common stock without the approval of the Company’s Board of Directors. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Company’s Board of Directors.

See Note 14 - Commitments and Contingencies for a subsequent event related to the settlement of the Delaware Action.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Group,” “HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:

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
•Significant stockholders’ ability to significantly influence the Company; and
•The impact of state antitakeover laws and related provision in our governance documents.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

On April 29, 2022, HF Group acquired substantially all of the assets of Sealand Food, Inc. (the "Sealand Acquisition"), one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. See Note 6 - Acquisitions to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

We have grown our distribution network to 18 distribution centers nationwide with a fleet of over 400 refrigerated vehicles. Capitalizing on our deep understanding of the Chinese culture, we have become a trusted partner serving Asian and Chinese restaurants and other foodservice customers throughout the United States, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.

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

EBITDA and Adjusted EBITDA

Discussion of our results includes certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA, that we believe provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial performance with other companies in the same industry, many of which present similar non-GAAP financial measures to investors. We present EBITDA and Adjusted EBITDA in order to provide supplemental information that we consider relevant for the readers of our condensed consolidated financial statements included elsewhere in this report, and such information is not meant to replace or supersede GAAP measures.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	Amount	%
Net revenue	$293,855	$278,215	$15,640	5.6%
Cost of revenue	243,683	227,488	16,195	7.1%
Gross profit	50,172	50,727	(555)	(1.1)%
Distribution, selling and administrative expenses	52,929	40,408	12,521	31.0%
(Loss) income from operations	(2,757)	10,319	(13,076)	(126.7)%
Interest expense	2,868	1,278	1,590	124.4%
Other income	(228)	(776)	548	(70.6)%
Change in fair value of interest rate swap contracts	2,746	(358)	3,104	(867.0)%
Lease guarantee expense	(120)	5,931	(6,051)	(102.0)%
(Loss) income before income tax provision	(8,023)	4,244	(12,267)	(289.0)%
Income (benefit) tax provision	(2,226)	1,104	(3,330)	(301.6)%
Net (loss) income and comprehensive (loss) income	(5,797)	3,140	(8,937)	(284.6)%
Less: net income attributable to noncontrolling interests	136	26	110	423.1%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(5,933)	$3,114	$(9,047)	(290.5)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	81.8%
Gross profit	17.1%	18.2%
Distribution, selling and administrative expenses	18.0%	14.5%
Income (loss) from operations	(0.9)%	3.7%
Interest expense	1.0%	0.5%
Other income, net	(0.1)%	(0.3)%
Change in fair value of interest rate swap contracts	0.9%	(0.1)%
Lease guarantee expense	—%	2.1%
(Loss) income before income tax provision	(2.7)%	1.5%
Income tax (benefit) provision	(0.8)%	0.4%
Net (loss) income and comprehensive (loss) income	(1.9)%	1.1%
Less: net income attributable to noncontrolling interests	0.1%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(2.0)%	1.1%

Net Revenue

Net revenue for the three months ended March 31, 2023 increased by $15.6 million or 6% compared to the same period in 2022. This increase was attributable to the additional Seafood revenue generated due to the Sealand Acquisition and product cost inflation, partially offset by a decrease in Meat and Poultry revenue compared to the same period in 2022.

Gross Profit

Gross profit was $50.2 million for three months ended March 31, 2023 compared to $50.7 million in the same period in 2022, a decrease of $0.6 million, or 1%. The decrease was primarily attributable to a decrease in Meat and Poultry revenue, partially offset by the additional Seafood revenue generated due to the Sealand Acquisition. Gross profit margin for three months ended March 31, 2023 decreased from 18.2% in 2022 to 17.1% for the same period in 2023. The decrease was primarily attributable to the shift in product mix to higher Seafood sales, timing of inventory purchases, increases in key commodity pricing and a higher than normal gross profit margin in the prior year due to our sales recovery to above pre-COVID-19 pandemic levels during the three months ended March 31, 2022.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $12.5 million, or 31%, primarily due to an increase of $2.8 million in payroll and related labor costs, inclusive of the additional costs due to the Sealand Acquisition, increased professional fees of $4.2 million, from $2.9 million for the three months ended March 31, 2022 to $7.1 million for the three months ended March 31, 2023, primarily driven by legal costs and increased compliance costs as a result of the SEC and Special Investigation Committee investigations, as well as a $0.8 million increase in sales-related costs driven primarily by the Sealand Acquisition. Distribution, selling and administrative expenses as a percentage of net revenue increased to 18.0% for the three months ended March 31, 2023 from 14.5% in the same period in 2022 primarily due to higher professional fees and increased headcount.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased by $1.6 million or 124%, compared to the three months ended March 31, 2022, primarily due to the increase of $46.0 million to our JPMorgan Chase mortgage-secured term loan on March 31, 2022 coupled with a sharply higher interest-rate environment. Our average daily line of credit balance decreased by $19.4 million, or 31%, to $42.6 million for the three months ended March 31, 2023 from $62.0 million for the three months ended March 31, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance increased by $41.2 million, or 59%, to $110.5 million for the three months ended March 31, 2023 from $69.3 million for the three months ended March 31, 2022. Average floating interest rates for the three months ended March 31, 2023 increased by approximately 4.41% on the line of credit and 4.41% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022, which further contributed to higher interest expense.

Income Tax (Benefit) Provision

Income tax (benefit) provision was an income tax benefit of $2.2 million for the three months ended March 31, 2023, compared to income tax provision of $1.1 million for the three months ended March 31, 2022, primarily due to decreased income before taxes.

Net (Loss) Income Attributable to HF Foods Group Inc.

Net (loss) income attributable to HF Foods Group Inc. was a net loss of $5.9 million for the three months ended March 31, 2023, compared to net income of $3.1 million for the three months ended March 31, 2022. The decrease of $9.0 million, or 291%, is primarily due to the increased distribution, selling, and administrative costs and interest expense described above as well as the year-over-year change in fair value of interest rate swap contracts of $3.1 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	Amount	%
Net (loss) income	$(5,797)	$3,140	$(8,937)	(284.6)%
Interest expense	2,868	1,278	1,590	124.4%
Income tax (benefit) provision	(2,226)	1,104	(3,330)	(301.6)%
Depreciation and amortization	6,689	5,779	910	15.7%
EBITDA	1,534	11,301	(9,767)	(86.4)%
Lease guarantee expense	(120)	5,931	(6,051)	(102.0)%
Change in fair value of interest rate swap contracts	2,746	(358)	3,104	NM
Stock-based compensation expense	1,096	290	806	277.9%
Acquisition and integration costs	—	749	(749)	NM
Adjusted EBITDA	$5,256	$17,913	$(12,657)	(70.7)%

Adjusted EBITDA was $5.3 million for the three months ended March 31, 2023, a decrease of $12.7 million or 71%, compared to $17.9 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA was attributable to the lower gross profit and higher distribution, selling and administrative costs as described above.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of approximately $17.5 million, checks issued not presented for payment of $14.1 million and access to approximately $55.5 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of March 31, 2023.

On March 15, 2023, we entered into an amortizing IRS contract with J.P. Morgan Chase Bank for an initial notional amount of $120.0 million, effective from March 1, 2023 and expiring on March 2028, as a means to partially hedge its existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Subsequent to March 31, 2023, effective as of April 20, 2023, we and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet (the “Binding Term Sheet”), which was incorporated into a long-form settlement agreement on May 5, 2023 and filed with the Court of Chancery on May 8, 2023. The Binding Term Sheet provided for, among other things, the dismissal of the Delaware Action with prejudice in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company, making a payment to the Company in the sum of $9.25 million. The full terms of the settlement of the Delaware Action were incorporated into the long-form settlement agreement, which is subject to approval of the Court of Chancery. Please refer to Note 14 - Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Management believes we have sufficient funds to meet our working capital requirements and debt obligations in the next twelve months. However, there are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may have to resort to reducing or delaying our expected acquisition plans, liquidating assets, obtaining additional debt or equity capital, or refinancing all or a portion of our debt.

As of March 31, 2023, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the years ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	Amount	%
Net cash provided by operating activities	$12,570	$10,113	$2,457	24.3%
Net cash used in investing activities	(629)	(19,932)	19,303	(96.8)%
Net cash (used in) provided by financing activities	(18,753)	11,453	(30,206)	(263.7)%
Net (decrease) increase in cash and cash equivalents	$(6,812)	$1,634	$(8,446)	NM
____________________
NM - Not meaningful

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $2.5 million, or 24%, primarily due to lower working capital requirements for the three months ended March 31, 2023 compared to increased working capital investment as a direct result of increasing sales volume and the need for normal inventory level build up post-COVID-19 for the same period in 2022.

Investing Activities

Net cash used in investing activities decreased by $19.3 million, or 97%, primarily due to the inventory acquired related to the Great Wall Acquisition in the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities increased by $30.2 million, or 264%, primarily due to the net impact of our line of credit from net proceeds of $13.3 million for the three months ended March 31, 2022 to a net repayment of $8.6 million for the three months ended March 31, 2023, as well as the net impact of $7.6 million on our checks issued not presented for payment from net proceeds of $0.7 million for the three months ended March 31, 2022 to net repayments of $7.6 million for the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2023.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into three interest rate swap contracts to hedge the floating rate term loans. See Note 8 - Derivative Financial Instruments to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2023, our aggregate floating rate debt’s outstanding principal balance without hedging was $44.5 million, or 27.0% of total debt, consisting of our revolving line of credit (see Note 9 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 73.0% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.4 million per year.

Fuel Price Risk

We are also exposed to fluctuations risk in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the first quarter of 2023 were consistent in comparison to average prices in the same period of 2022, increasing 0.4% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2022, we identified five material weaknesses as were reported previously, which continue to exist as of March 31, 2023. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2023. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Other than the remediation efforts described above, there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. For information relating to legal proceedings, see Note 14 - Commitments and Contingencies to our condensed consolidated financial statements.

Item 1A. Risk Factors.
Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the below-detailed risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Anti-takeover provisions contained in our amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•controlling the procedures for the conduct and scheduling of stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, and amendment of our amended and restated certificate of incorporation to change or modify certain of these provisions requires approval of a super-majority of our stockholders, which we may not be able to obtain.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

In addition, in April 2023, we implemented a stockholder rights plan (the Rights Agreement), also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/11/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Preferred Stock Rights Agreement, dated as of April 11, 2023, by and between HF Foods Group Inc. and American Transfer & Trust Company, LLC, as rights agent	8-K	4.1	4/11/2023
10.1†	HF Foods Group Inc. Amended and Restated Severance Plan	8-K	10.1	1/5/2023
10.2†	Letter Agreement, dated January 17, 2023, by and among HF Foods Group Inc. and Prudence Kuai	8-K	10.1	1/19/2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Carlos Rodriguez
Carlos Rodriguez Chief Financial Officer (Principal accounting and financial officer)

Date: May 10, 2023