Form 10-Q
period 2023-06-30
HF Foods Group Inc.
filed 2023-08-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2023, the registrant had 54,145,924 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2023

PART I.     FINANCIAL INFORMATION

ITEM 1. Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$14,946	$24,289
Accounts receivable, net	45,586	44,186
Accounts receivable - related parties	607	213
Inventories	111,066	120,291
Prepaid expenses and other current assets	12,482	8,937
TOTAL CURRENT ASSETS	184,687	197,916
Property and equipment, net	136,724	140,330
Operating lease right-of-use assets	12,336	14,164
Long-term investments	2,414	2,679
Customer relationships, net	152,465	157,748
Trademarks and other intangibles, net	33,484	36,343
Goodwill	85,118	85,118
Other long-term assets	4,860	3,231
TOTAL ASSETS	$612,088	$637,529
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$20,874	$21,946
Line of credit	42,173	53,056
Accounts payable	54,848	55,515
Accounts payable - related parties	870	1,529
Current portion of long-term debt, net	5,936	6,266
Current portion of obligations under finance leases	1,980	2,254
Current portion of obligations under operating leases	3,538	3,676
Accrued expenses and other liabilities	19,763	19,648
TOTAL CURRENT LIABILITIES	149,982	163,890
Long-term debt, net of current portion	112,623	115,443
Obligations under finance leases, non-current	11,375	11,441
Obligations under operating leases, non-current	9,052	10,591
Deferred tax liabilities	33,119	34,443
Other long-term liabilities	5,337	5,472
TOTAL LIABILITIES	321,488	341,280
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 54,086,164 shares issued and outstanding as of June 30, 2023 and 53,813,777 shares issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	600,030	598,322
Accumulated deficit	(313,297)	(306,514)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	286,738	291,813
Noncontrolling interests	3,862	4,436
TOTAL SHAREHOLDERS’ EQUITY	290,600	296,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$612,088	$637,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue - third parties	$290,364	$298,138	$581,926	$574,289
Net revenue - related parties	1,948	1,504	4,241	3,568
TOTAL NET REVENUE	292,312	299,642	586,167	577,857

Cost of revenue - third parties	239,724	245,716	481,181	471,349
Cost of revenue - related parties	1,922	1,356	4,148	3,211
TOTAL COST OF REVENUE	241,646	247,072	485,329	474,560

GROSS PROFIT	50,666	52,570	100,838	103,297

Distribution, selling and administrative expenses	52,243	45,843	105,172	86,251
(LOSS) INCOME FROM OPERATIONS	(1,577)	6,727	(4,334)	17,046

Other (income) expenses:
Interest expense	2,847	1,549	5,715	2,827
Other income	(127)	(163)	(355)	(939)
Change in fair value of interest rate swap contracts	(2,856)	(208)	(110)	(566)
Lease guarantee expense	(90)	(42)	(210)	5,889
Total other (income) expenses, net	(226)	1,136	5,040	7,211

(LOSS) INCOME BEFORE INCOME TAXES	(1,351)	5,591	(9,374)	9,835

Income tax expense (benefit)	209	1,097	(2,017)	2,201
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	(1,560)	4,494	(7,357)	7,634
Less: net (loss) income attributable to noncontrolling interests	(710)	(70)	(574)	(44)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$(850)	$4,564	$(6,783)	$7,678

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.02)	$0.08	$(0.13)	$0.14
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.02)	$0.08	$(0.13)	$0.14
WEIGHTED AVERAGE SHARES - BASIC	54,046,328	53,706,392	53,935,178	53,706,392
WEIGHTED AVERAGE SHARES - DILUTED	54,046,328	53,900,883	53,935,178	53,927,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(7,357)	$7,634
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	13,129	11,859
Asset impairment charges	1,200	422
Gain from disposal of property and equipment	—	(1,351)
Provision for credit losses	56	111
Deferred tax benefit	(1,324)	(2,674)
Change in fair value of interest rate swap contracts	(110)	(565)
Stock-based compensation	1,848	511
Non-cash lease expense	1,916	1,579
Lease guarantee expense	(210)	5,889
Other expense (income)	389	(47)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(1,456)	(6,529)
Accounts receivable - related parties	(394)	(629)
Inventories	9,225	(13,662)
Prepaid expenses and other current assets	(3,545)	(4,199)
Other long-term assets	(1,519)	(494)
Accounts payable	(667)	16,799
Accounts payable - related parties	(659)	159
Operating lease liabilities	(1,765)	(1,551)
Accrued expenses and other liabilities	(25)	396
Net cash provided by operating activities	8,732	13,658
Cash flows from investing activities:
Purchase of property and equipment	(1,522)	(4,028)
Proceeds from sale of property and equipment	—	7,667
Payment made for acquisition of Sealand	—	(34,849)
Payment made for acquisition of Great Wall Group	—	(17,445)
Net cash used in investing activities	(1,522)	(48,655)
Cash flows from financing activities:
Checks issued not presented for payment	(1,072)	2,348
Proceeds from line of credit	594,916	625,656
Repayment of line of credit	(605,826)	(620,783)
Proceeds from long-term debt	—	45,952
Repayment of long-term debt	(3,172)	(7,882)
Payment of debt financing costs	—	(579)
Repayment of obligations under finance leases	(1,399)	(1,243)
Repayment of promissory note payable - related party	—	(4,500)
Proceeds from noncontrolling interests shareholders	—	240
Cash distribution to shareholders	—	(186)
Net cash (used in) provided by financing activities	(16,553)	39,023
Net (decrease) increase in cash	(9,343)	4,026
Cash at beginning of the period	24,289	14,792
Cash at end of the period	$14,946	$18,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Supplemental disclosure of cash flow data:
Cash paid for interest	$5,420	$1,883
Cash paid for income taxes	825	8,525
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$88	$3,913
Property acquired in exchange for finance leases	1,059	1,220
Intangible asset acquired in exchange for noncontrolling interests	—	566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Cumulative effect of adoption of CECL (ASU 2016-13)	—	—	—	(690)	(690)	—	(690)
Balance at January 1, 2022	53,706,392	5	597,227	(306,974)	290,258	4,041	294,299
Net income	—	—	—	3,114	3,114	26	3,140
Capital contribution by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	5	597,517	(303,860)	293,662	4,784	298,446
Net income (loss)	—	—	—	4,564	4,564	(70)	4,494
Distribution to shareholders	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	221	—	221	—	221
Balance at June 30, 2022	53,706,392	$5	$597,738	$(299,296)	$298,447	$4,617	$303,064

Balance at January 1, 2023	53,813,777	$5	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	5	599,384	(312,447)	286,942	4,572	291,514
Net (loss) income	—	—	—	(850)	(850)	(710)	(1,560)
Issuance of common stock pursuant to equity compensation plan	269,113	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(27,441)	—	(106)	—	(106)	—	(106)
Stock-based compensation	—	—	752	—	752	—	752
Balance at June 30, 2023	54,086,164	$5	$600,030	$(313,297)	$286,738	$3,862	$290,600

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2022 and 2021. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Variable Interest Entities

GAAP provides guidance on the identification of a variable interest entity (“VIE”) and financial reporting for an entity over which control is achieved through means other than voting interests. The Company evaluates each of its interests in an entity to determine whether or not the investee is a VIE and, if so, whether the Company is the primary beneficiary of such VIE. In determining whether the Company is the primary beneficiary, the Company considers if the Company (1) has power to direct the activities that most significantly affect the economic performance of the VIE, and (2) has the obligation to absorb losses or the right to receive the economic benefits of the VIE that could be potentially significant to the VIE. If deemed the primary beneficiary, the Company consolidates the VIE.

FUSO Trucking, LLC (“FUSO”) is a VIE for which the Company is the primary beneficiary. Although its operations have wound down and its remaining assets and liabilities are immaterial, FUSO continues to be consolidated by the Company as a VIE. The Company also has a VIE, AnHeart, Inc. (“AnHeart”), for which the Company is not the primary beneficiary and therefore does not consolidate. The Company did not incur expenses from VIEs and did not have any sales to or income from any VIEs during the six months ended June 30, 2023. See Note 14 - Commitments and Contingencies for additional information on AnHeart.

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

As of June 30, 2023 and December 31, 2022, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at June 30, 2023	June 30, 2023	December 31, 2022
HF Foods Industrial, LLC ("HFFI") (a)	45.00%	$(672)	$204
Min Food, Inc.	39.75%	1,836	1,704
Monterey Food Service, LLC	35.00%	447	452
Ocean West Food Services, LLC	32.50%	2,161	1,986
Syncglobal Inc.	43.00%	90	90
Total		$3,862	$4,436
_________________
(a)During the three months ended June 30, 2023, the Company began to wind down HFFI operations. Accordingly, the machinery used in HFFI operations was impaired. See Note 4 - Balance Sheet Components for additional information.

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

Note 3 - Revenue
For the three and six months ended June 30, 2023 and 2022, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023		2022		2023		2022
Seafood	$91,382	31%	$93,397	32%	$184,272	32%	$168,203	29%
Asian Specialty	76,337	26%	75,337	25%	154,161	26%	150,013	26%
Meat and Poultry	56,012	19%	63,109	21%	108,061	18%	124,025	22%
Fresh Produce	31,636	11%	31,076	10%	63,847	11%	60,955	11%
Packaging and Other	18,037	6%	21,296	7%	37,433	6%	43,309	7%
Commodity	18,908	7%	15,427	5%	38,393	7%	31,352	5%
Total	$292,312	100%	$299,642	100%	$586,167	100%	$577,857	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$47,060	$45,628
Less: allowance for expected credit losses	(1,474)	(1,442)
Accounts receivable, net	$45,586	$44,186

Movement of allowance for expected credit losses was as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Beginning balance	$1,442	$840
Adjustment for adoption of the CECL standard	—	690
Increase (decrease) in provision for expected credit losses	56	(54)
Bad debt write-offs	(24)	(8)
Ending balance	$1,474	$1,468

Property and equipment, net consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Automobiles	$37,157	$34,891
Buildings	63,045	63,045
Building improvements	22,944	20,637
Furniture and fixtures	527	444
Land	49,929	49,929
Machinery and equipment	13,827	17,210
Subtotal	187,429	186,156
Less: accumulated depreciation	(50,705)	(45,826)
Property and equipment, net	$136,724	$140,330

Depreciation expense was $2.4 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $5.0 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income. See Note 2 - Summary of Significant Accounting Policies for additional information regarding the Company’s operations at HFFI.

Long-term investments consisted of the following:

(In thousands)	Ownership as of June 30, 2023	June 30, 2023	December 31, 2022
Asahi Food, Inc. ("Asahi")	49%	$614	$879
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,414	$2,679

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of June 30, 2023 and December 31, 2022 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$6,007	$6,798
Accrued professional fees	2,077	3,866
Accrued interest and fees	1,202	1,082
Self-insurance liability	1,413	1,286
Accrued other	9,064	6,616
Total accrued expenses and other liabilities	$19,763	$19,648

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)
Assets:
Interest rate swaps	$—	$640	$—	$640	$—	$530	$—	$530

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 9 - Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
June 30, 2023
Fixed rate debt:
Bank of America	$—	$—	$1,500	$1,768
East West Bank	—	—	1,747	2,314
Other finance institutions	—	—	81	81
Variable rate debt:
JPMorgan Chase & Co.	$—	$108,698	$—	$108,698
Bank of America	—	2,261	—	2,261
East West Bank	—	3,437	—	3,437

December 31, 2022
Fixed rate debt:
Bank of America	$—	$—	$1,630	$1,948
East West Bank	—	—	1,786	2,351
Other finance institutions	—	—	186	197
Variable rate debt:
JPMorgan Chase & Co.	$—	$111,413	$—	$111,413
Bank of America	—	2,330	—	2,330
East West Bank	—	3,471	—	3,471

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

The Company accounted for this transaction under ASC 805 Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition for the six months ended June 30, 2022 totaled approximately $0.3 million and were reflected in distribution, selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the three and six months ended June 30, 2022, as if the acquisition of Sealand had been consummated on January 1, 2022. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

(In thousands, except share and per share data)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Pro forma net revenue	$307,587	$609,685
Pro forma net income attributable to HF Group	$3,628	$7,253

Pro forma earnings per common share - basic	$0.07	$0.14
Pro forma earnings per common share - diluted	$0.07	$0.13

Pro forma weighted average shares - basic	53,706,392	53,706,392
Pro forma weighted average shares - diluted	53,900,883	53,927,957

Note 7 - Goodwill and Acquired Intangible Assets

Goodwill

Goodwill was $85.1 million as of June 30, 2023 and December 31, 2022. There was no change in the carrying amount of goodwill for the six months ended June 30, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	June 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(1,781)	$2,111	$3,892	$(1,132)	$2,760
Trademarks	44,256	(12,883)	31,373	44,256	(10,673)	33,583
Customer relationships	185,266	(32,801)	152,465	185,266	(27,518)	157,748
Total	$233,414	$(47,465)	$185,949	$233,414	$(39,323)	$194,091

Amortization expense for acquired intangible assets was $4.1 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for acquired intangible assets was $8.1 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2022, the Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income.

Note 8 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 9 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Group entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.1 million and $2.6 million, respectively. On April 20, 2023, the Company amended the corresponding mortgage term loans, which pegged the two mortgage term loans to 1-month Term SOFR (Secured Overnight Financing Rate) + 2.29% per annum for the remaining duration of the term loans. The amended EWB IRS contracts fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Group entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to Term SOFR + 2.5%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.

On March 15, 2023, the Company entered into an amortizing IRS contract with J.P. Morgan Chase for an initial notional amount of $120.0 million, effective from March 1, 2023 and expiring in March 2028, as a means to partially hedge its existing floating rate loans exposure. Pursuant to the agreement, the Company will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on Term SOFR.

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on these IRS contracts are accounted for and recognized as a change in fair value of IRS contracts in the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2023, the Company determined that the fair values of the IRS contracts were $0.6 million in an asset position. As of December 31, 2022, the fair values of the IRS contracts were $0.5 million in an asset position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 9 - Debt

Long-term debt at June 30, 2023 and December 31, 2022 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at June 30, 2023	June 30, 2023	December 31, 2022
Bank of America (a)	October 2026 - December 2029	4.28% - 5.80%	$4,030	$4,315
East West Bank (b)	August 2027 - September 2029	4.40% - 8.75%	5,750	5,822
JPMorgan Chase & Co. (c)	December 2023 - January 2030	6.77% - 7.14%	108,978	111,714
Other finance institutions (d)	December 2023 - March 2024	5.99% - 6.14%	81	160
Total debt, principal amount			118,839	122,011
Less: debt issuance costs			(280)	(302)
Total debt, carrying value			118,559	121,709
Less: current portion			(5,936)	(6,266)
Long-term debt			$112,623	$115,443
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by four real properties. Balloon payments of $1.8 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $108.8 million as of June 30, 2023 and 111.4 million as of December 31, 2022 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.1 million as of June 30, 2023 and $0.3 million as of December 31, 2022 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loan matures in December 2023.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of June 30, 2023, the Company was in compliance with its covenants.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 92,945 and 100,012 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2023, respectively, because their effect would have been anti-dilutive. There were 3,471 and 3,668 potential common shares related to total shareholder return performance-based restricted stock units that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022, respectively, because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to HF Foods Group Inc.	$(850)	$4,564	$(6,783)	$7,678
Denominator:
Weighted-average common shares outstanding	54,046,328	53,706,392	53,935,178	53,706,392
Effect of dilutive securities	—	194,491	—	221,565
Weighted-average dilutive shares outstanding	54,046,328	53,900,883	53,935,178	53,927,957
(Loss) earnings per common share:
Basic	$(0.02)	$0.08	$(0.13)	$0.14
Diluted	$(0.02)	$0.08	$(0.13)	$0.14

Note 11 - Income Taxes
The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of the discrete method is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable.
For the three and six months ended June 30, 2023, the Company's effective income tax rate of (15.5)% and 21.5%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes. For the three and six months ended June 30, 2022, the Company's effective income tax rate of 19.6% and 22.4%, respectively, differed from the federal statutory tax rate primarily as a result of state income taxes.

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

The related party transactions as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and six months ended June 30, 2023 and 2022, respectively:

			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	Nature	2023	2022	2023	2022
(a)	Best Food Services, LLC	Trade	$2,729	$3,546	$4,813	$6,491
(b)	Eastern Fresh NJ, LLC	Trade	—	—	—	1,093
(b)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	—	—	37	—
(c)	First Choice Seafood, Inc.	Trade	—	26	—	109
(c)	Fujian RongFeng Plastic Co., Ltd	Trade	—	—	—	398
(d)	North Carolina Good Taste Noodle, Inc.	Trade	—	1,769	—	3,427
(b)	Ocean Pacific Seafood Group, Inc.	Trade	74	141	242	277
	Other	Trade	23	53	75	85
	Total		$2,826	$5,535	$5,167	$11,880
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

Sales

Below is a summary of sales to related parties recorded for the three and six months ended June 30, 2023 and 2022, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	2023	2022	2023	2022
(a)	ABC Food Trading, LLC	$722	$1,070	$1,315	$2,262
(b)	Asahi Food, Inc.	191	188	386	369
(c)	Best Food Services, LLC	93	223	526	869
(d)	Eagle Food Service, LLC	922	—	1,942	—
(e)	First Choice Seafood, Inc.	8	9	16	18
(e)	Fortune One Foods, Inc.	4	14	23	14
(f)	N&F Logistics, Inc.	—	—	6	36
(g)	Union Food LLC	8	—	27	—
	Total	$1,948	$1,504	$4,241	$3,568
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

The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement expiring on September 21, 2027. On May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc., a related party, for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank. Rental income for the three months ended June 30, 2023 and 2022 was nil and $0.1 million, respectively, and is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rental income for the six months ended June 30, 2023 and 2022 was nil and $0.2 million, respectively, which is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rent incurred to the related party was $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of June 30, 2023 and December 31, 2022, respectively:

	(In thousands)	June 30, 2023	December 31, 2022
(a)	ABC Food Trading, LLC	$146	$—
(b)	Asahi Food, Inc.	133	81
(c)	Best Food Services. LLC	94	—
(d)	Eagle Food Service, LLC	173	69
(e)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	59	59
(f)	Fortune One Foods, Inc.	—	4
(g)	Union Food LLC	2	—
	Total	$607	$213
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

The Company has reserved for 90% of the accounts receivable for Enson Seafood GA, Inc. as of June 30, 2023. This outstanding balance was reserved for 80% as of December 31, 2022. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of June 30, 2023 and December 31, 2022.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2023 and December 31, 2022, respectively:

	(In thousands)	June 30, 2023	December 31, 2022
(a)	Best Food Services, LLC	$836	$729
(b)	North Carolina Good Taste Noodle, Inc.	—	731
	Others	34	69
	Total	$870	$1,529
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

Promissory Note Payable - Related Party

The Company issued a $7.0 million unsecured subordinated promissory note to B&R Group Realty Holding, LLC in January 2020. During the three months ended June 30, 2022, the Company paid the remaining $4.5 million principal balance of this related party promissory note payable. Interest payments paid were $0.1 million for the three and six months ended June 30, 2022.

Note 13 - Stock-Based Compensation

In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of June 30, 2023, the Company had 909,226 time-based vesting restricted stock units unvested, 678,381 performance-based restricted stock units unvested, 449,619 shares of common stock vested and 962,774 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.8 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive income.

As of June 30, 2023, there was $5.8 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.22 years.

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

As with any SEC investigation, there is also the possibility of potential fines and penalties. At this time, however, there has not been a demand made by the SEC nor is it possible at this time to estimate the amount of any such fines and penalties, should they occur.

On May 20, 2022, the Board of Directors of HF Foods received a letter from a stockholder, James Bishop (the “Bishop Demand”). The Bishop Demand alleges that certain current and former officers and directors of HF Foods engaged in misconduct and breached their fiduciary duties, and demands that HF Foods investigate the allegations and, if warranted, assert claims against those current or former officers and directors. Many of the allegations contained in the Bishop Demand were the subject of the Class Actions.

On June 30, 2022, the Board of Directors of HF Foods resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand to determine whether the Company should assert any claims based on the allegations made in the Bishop Demand against the current or former officers and directors.

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

Effective as of April 20, 2023, the Company and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement on May 5, 2023 (the “Settlement Agreement”), which was filed with the Court of Chancery on May 8, 2023. The Settlement Agreement, which is subject to the approval of the Court of Chancery, provided for, among other things, the dismissal of the Delaware Action with prejudice, and releases of claims against all named defendants in the Delaware Action, in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company, making a payment to the Company in the sum of $9.25 million and the Company adopting certain changes to its bylaws and/or other internal governance policies and procedures. On May 11, 2023, the Court of Chancery scheduled a hearing to be held on September 8, 2023, to consider, among other things, whether to approve the proposed settlement and an application by Bishop’s counsel for an award of attorneys’ fees and expenses.

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

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. The case remains pending in New York.

In accordance with ASC Topic 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. During the three months ended March 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55%. As of June 30, 2023, the Company had a lease guarantee liability of $5.6 million. The current portion of the lease guarantee liability of $0.3 million is recorded in accrued expenses and other liabilities, while the long-term portion is recorded in other long-term liabilities on the condensed consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.

The estimated future minimum lease payments as of June 30, 2023 are presented below:

(In thousands)	Amount
Year Ended December 31,
2023 (remaining six months)	$280
2024	582
2025	604
2026	621
2027	638
Thereafter	4,478
Total	7,203
Less: imputed interest	(1,583)
Total minimum lease payments	$5,620

Note 15 - Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the accompanying notes.

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
•The effects of the COVID-19 pandemic or other pandemics;
•The steps taken by the governments where our suppliers are located, including the People’s Republic of China, to address the COVID-19 pandemic or other pandemics;
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
•The impact on the price and demand for our common stock resulting from the relative illiquidity of the market for our common stock;
•Significant stockholders’ ability to significantly influence the Company; and
•The impact of state antitakeover laws and related provisions in our governance documents.

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

We aim to supply the increasing demand for Asian American restaurant cuisine, leveraging our nationwide network of distribution centers and our strong relations with growers and suppliers of fresh, high-quality specialty restaurant food products and supplies in the US, South America, and China. Capitalizing on our deep understanding of the Chinese culture, we have become a trusted partner serving Asian and Chinese restaurants and other foodservice customers throughout the United States, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.

Financial Overview

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Net revenue	$292,312	$299,642	$(7,330)	(2.4)%	$586,167	$577,857	$8,310	1.4%
Net (loss) income	$(1,560)	$4,494	$(6,054)	(134.7)%	$(7,357)	$7,634	$(14,991)	(196.4)%
Adjusted EBITDA	$6,942	$13,923	$(6,981)	(50.1)%	$12,198	$31,836	$(19,638)	(61.7)%

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

For additional information on EBITDA and Adjusted EBITDA and a reconciliation to their most directly comparable U.S. GAAP financial measures, see “Results of Operations — EBITDA and Adjusted EBITDA” below.

Results of Operations

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%
Net revenue	$292,312	$299,642	$(7,330)	(2.4)%
Cost of revenue	241,646	247,072	(5,426)	(2.2)%
Gross profit	50,666	52,570	(1,904)	(3.6)%
Distribution, selling and administrative expenses	52,243	45,843	6,400	14.0%
(Loss) income from operations	(1,577)	6,727	(8,304)	(123.4)%
Interest expense	2,847	1,549	1,298	83.8%
Other income	(127)	(163)	36	(22.1)%
Change in fair value of interest rate swap contracts	(2,856)	(208)	(2,648)	1,273.1%
Lease guarantee expense	(90)	(42)	(48)	114.3%
(Loss) income before income taxes	(1,351)	5,591	(6,942)	(124.2)%
Income tax expense	209	1,097	(888)	(80.9)%
Net (loss) income and comprehensive (loss) income	(1,560)	4,494	(6,054)	(134.7)%
Less: net (loss) income attributable to noncontrolling interests	(710)	(70)	(640)	914.3%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(850)	$4,564	$(5,414)	(118.6)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	82.7%	82.5%
Gross profit	17.3%	17.5%
Distribution, selling and administrative expenses	17.9%	15.3%
Income (loss) from operations	(0.5)%	2.2%
Interest expense	1.0%	0.5%
Other income, net	—%	(0.1)%
Change in fair value of interest rate swap contracts	(1.0)%	(0.1)%
Lease guarantee expense	—%	—%
(Loss) income before income taxes	(0.5)%	1.9%
Income tax expense	0.1%	0.4%
Net (loss) income and comprehensive (loss) income	(0.5)%	1.5%
Less: net (loss) income attributable to noncontrolling interests	(0.2)%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(0.3)%	1.5%

Net Revenue

Net revenue for the three months ended June 30, 2023 decreased by $7.3 million, or 2.4%, compared to the same period in 2022. This decrease was primarily attributable to a $7.0 million decrease in Meat and Poultry revenue compared to the same period in 2022 driven by deflationary pricing in poultry.

Gross Profit

Gross profit was $50.7 million for three months ended June 30, 2023 compared to $52.6 million in the same period in 2022, a decrease of $1.9 million, or 3.6%. The decrease was primarily attributable to a decrease in Meat and Poultry revenue. Gross profit margin for three months ended June 30, 2023 decreased to 17.3% from 17.5% in the same period in 2022. The decrease was primarily attributable to the deflationary pressure in Meat and Poultry partially offset by improved Seafood margins.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $6.4 million, or 14.0%, primarily due to an increase of $1.8 million in payroll and related labor costs and higher professional fees, which increased by $1.3 million, from $6.8 million for the three months ended June 30, 2022 to $8.1 million for the three months ended June 30, 2023. In addition, the Company recognized asset impairment of $1.2 million related to our exit of HF Foods Industrial, LLC (“HFFI”). Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.9% for the three months ended June 30, 2023 from 15.3% in the same period in 2022, primarily due to higher professional fees and increased headcount.

Interest Expense

Interest expense for the three months ended June 30, 2023 increased by $1.3 million, or 83.8%, compared to the three months ended June 30, 2022, primarily due to a sharply higher interest-rate environment. Average floating interest rates on our floating-rate debt for the three months ended June 30, 2023 increased by approximately 4.3% on our line of credit and 4.3% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022. Our average daily line of credit balance increased by $1.6 million, or 4.4%, to $37.2 million for the three months ended June 30, 2023 from $35.6 million for the three months ended June 30, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.4%, to $109.3 million for the three months ended June 30, 2023 from $114.3 million for the three months ended June 30, 2022.

Income Tax Expense

Income tax expense was $209 thousand for the three months ended June 30, 2023, compared to an income tax expense of $1.1 million for the three months ended June 30, 2022, primarily due to a loss from operations of $1.6 million during the current period compared to income from operations of $6.7 million in the prior period.

Net (Loss) Income Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $0.9 million for the three months ended June 30, 2023, compared to net income of $4.6 million for the three months ended June 30, 2022. The decrease of $5.4 million, or 118.6%, is primarily due to the increased distribution, selling, and administrative costs as well as a $1.3 million increase in interest expense, partially offset by the $2.6 million change in the fair value of interest rate swaps.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%
Net (loss) income	$(1,560)	$4,494	$(6,054)	(134.7)%
Interest expense	2,847	1,549	1,298	83.8%
Income tax expense	209	1,097	(888)	(80.9)%
Depreciation and amortization	6,440	6,080	360	5.9%
EBITDA	7,936	13,220	(5,284)	(40.0)%
Lease guarantee expense	(90)	(42)	(48)	114.3%
Change in fair value of interest rate swap contracts	(2,856)	(208)	(2,648)	NM
Stock-based compensation expense	752	221	531	240.3%
Acquisition and integration costs	—	310	(310)	NM
Asset impairment charges	1,200	422	778	184.4%
Adjusted EBITDA	$6,942	$13,923	$(6,981)	(50.1)%
_________________
NM Not Meaningful

Adjusted EBITDA was $6.9 million for the three months ended June 30, 2023, a decrease of $7.0 million, or 50.1%, compared to $13.9 million for the three months ended June 30, 2022. The decrease in Adjusted EBITDA was attributable to the lower gross profit and higher distribution, selling and administrative costs.

Results of Operations

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%
Net revenue	$586,167	$577,857	$8,310	1.4%
Cost of revenue	485,329	474,560	10,769	2.3%
Gross profit	100,838	103,297	(2,459)	(2.4)%
Distribution, selling and administrative expenses	105,172	86,251	18,921	21.9%
(Loss) income from operations	(4,334)	17,046	(21,380)	(125.4)%
Interest expense	5,715	2,827	2,888	102.2%
Other income	(355)	(939)	584	(62.2)%
Change in fair value of interest rate swap contracts	(110)	(566)	456	(80.6)%
Lease guarantee expense	(210)	5,889	(6,099)	(103.6)%
(Loss) income before income taxes	(9,374)	9,835	(19,209)	(195.3)%
Income tax (benefit) expense	(2,017)	2,201	(4,218)	(191.6)%
Net (loss) income and comprehensive (loss) income	(7,357)	7,634	(14,991)	(196.4)%
Less: net (loss) income attributable to noncontrolling interests	(574)	(44)	(530)	1,204.5%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(6,783)	$7,678	$(14,461)	(188.3)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	82.8%	82.1%
Gross profit	17.2%	17.9%
Distribution, selling and administrative expenses	17.9%	14.9%
(Loss) income from operations	(0.7)%	3.0%
Interest expense	1.0%	0.5%
Other income, net	(0.1)%	(0.2)%
Change in fair value of interest rate swap contracts	—%	(0.1)%
Lease guarantee expense	—%	1.0%
(Loss) income before income taxes	(1.6)%	1.8%
Income tax (benefit) expense	(0.3)%	0.4%
Net (loss) income and comprehensive (loss) income	(1.3)%	1.4%
Less: net income attributable to noncontrolling interests	—%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(1.3)%	1.4%

Net Revenue

Net revenue for the six months ended June 30, 2023 increased by $8.3 million, or 1.4%, compared to the same period in 2022. This increase was attributable to the additional Seafood revenue generated due to the Sealand Food, Inc. acquisition (the “Sealand Acquisition”) and product cost inflation, partially offset by a $16.0 million decrease in Meat and Poultry revenue compared to the same period in 2022 driven by deflationary pricing in poultry.

Gross Profit

Gross profit was $100.8 million for the six months ended June 30, 2023 compared to $103.3 million in the same period in 2022, a decrease of $2.5 million, or 2.4%. The decrease was primarily attributable to a decrease in Meat and Poultry revenue, partially offset by the additional Seafood revenue generated due to the Sealand Acquisition. Gross profit margin for the six months ended June 30, 2023 decreased to 17.2% from 17.9% for the same period in 2022. The decrease was primarily attributable to the shift in product mix to higher Seafood sales and the deflationary pressure in Meat and Poultry.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $18.9 million, or 21.9%, primarily due to an increase of $4.6 million in payroll and related labor costs, inclusive of the additional costs due to the Sealand Acquisition. Professional fees increased $5.5 million to $15.2 million for the six months ended June 30, 2023, from $9.7 million for the six months ended June 30, 2022. In addition, the Company recognized asset impairment of $1.2 million related to our exit of HFFI. Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.9% for the six months ended June 30, 2023 from 14.9% in the same period in 2022, primarily due to higher professional fees and increased headcount.

Interest Expense

Interest expense for the six months ended June 30, 2023 increased by $2.9 million or 102.2%, compared to the six months ended June 30, 2022, primarily due to a sharply higher interest-rate environment. Average floating interest rates on our floating-rate debt for the six months ended June 30, 2023 increased by approximately 4.4% on the line of credit and 4.4% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022. Our average daily line of credit balance decreased by $8.9 million, or 18.2%, to $39.9 million for the six months ended June 30, 2023 from $48.8 million for the six months ended June 30, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance increased by $18.1 million, or 19.7%, to $109.9 million for the six months ended June 30, 2023 from $91.8 million for the six months ended June 30, 2022.

Income Tax (Benefit) Expense

Income tax benefit of $2.0 million for the six months ended June 30, 2023, compared to income tax expense of $2.2 million for the six months ended June 30, 2022, primarily due to losses from operations during the six months ended June 30, 2023.

Net (Loss) Income Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $6.8 million for the six months ended June 30, 2023, compared to net income of $7.7 million for the six months ended June 30, 2022. The decrease of $14.5 million, or 188.3%, is primarily due to the increased distribution, selling, and administrative costs as well as a $2.9 million increase in interest expense.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%
Net (loss) income	$(7,357)	$7,634	$(14,991)	(196.4)%
Interest expense	5,715	2,827	2,888	102.2%
Income tax (benefit) expense	(2,017)	2,201	(4,218)	(191.6)%
Depreciation and amortization	13,129	11,859	1,270	10.7%
EBITDA	9,470	24,521	(15,051)	(61.4)%
Lease guarantee expense	(210)	5,889	(6,099)	(103.6)%
Change in fair value of interest rate swap contracts	(110)	(566)	456	NM
Stock-based compensation expense	1,848	511	1,337	261.6%
Acquisition and integration costs	—	1,059	(1,059)	NM
Asset impairment charges	1,200	422	778	184.4%
Adjusted EBITDA	$12,198	$31,836	$(19,638)	(61.7)%
_________________
NM Not Meaningful

Adjusted EBITDA was $12.2 million for the six months ended June 30, 2023, a decrease of $19.6 million or 61.7%, compared to $31.8 million for the three months ended June 30, 2022. The decrease in Adjusted EBITDA was attributable to the lower gross profit and higher distribution, selling and administrative costs.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of approximately $14.9 million, checks issued not presented for payment of $20.9 million and access to approximately $57.8 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of June 30, 2023.

We are party to an amortizing IRS contract with J.P. Morgan Chase Bank for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

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

As of June 30, 2023, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	Amount	%
Net cash provided by operating activities	$8,732	$13,658	$(4,926)	(36.1)%
Net cash used in investing activities	(1,522)	(48,655)	47,133	(96.9)%
Net cash (used in) provided by financing activities	(16,553)	39,023	(55,576)	(142.4)%
Net (decrease) increase in cash and cash equivalents	$(9,343)	$4,026	$(13,369)	NM
____________________
NM - Not meaningful

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities decreased by $4.9 million, or 36%, primarily due to the net loss for the six months ended June 30, 2023 as well as the timing of working capital outlays.

Investing Activities

Net cash used in investing activities decreased by $47.1 million, or 97%, primarily due to acquisitions in the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities decreased by $55.6 million, or 142%, to $16.6 million used in financing activities primarily due to proceeds from long-term debt of $46.0 million for the six months ended June 30, 2022, as well as the net impact of our line of credit from net proceeds of $4.9 million for the six months ended June 30, 2022 to a net repayment of $10.9 million for the six months ended June 30, 2023.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months and six months ended June 30, 2023.

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

As of June 30, 2023, our aggregate floating rate debt’s outstanding principal balance without hedging was $42.2 million, or 26.2% of total debt, consisting of our revolving line of credit (see Note 9 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 73.8% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.4 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the second quarter of 2023 decreased in comparison to average prices in the same period of 2022, decreasing 28.7% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2022, we identified five material weaknesses as were reported previously, which continue to exist as of June 30, 2023. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of June 30, 2023. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Other than the remediation efforts described above, there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Date: August 9, 2023