Form 10-Q
period 2023-09-30
HF Foods Group Inc.
filed 2023-11-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2023, the registrant had 54,153,391 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2023

PART I.     FINANCIAL INFORMATION

ITEM 1. Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$14,300	$24,289
Accounts receivable, net	43,133	44,186
Accounts receivable - related parties	328	213
Inventories	115,942	120,291
Prepaid expenses and other current assets	23,611	8,937
TOTAL CURRENT ASSETS	197,314	197,916
Property and equipment, net	135,350	140,330
Operating lease right-of-use assets	12,520	14,164
Long-term investments	2,401	2,679
Customer relationships, net	149,823	157,748
Trademarks and other intangibles, net	32,055	36,343
Goodwill	85,118	85,118
Other long-term assets	8,203	3,231
TOTAL ASSETS	$622,784	$637,529
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$6,888	$21,946
Line of credit	47,648	53,056
Accounts payable	78,133	55,515
Accounts payable - related parties	490	1,529
Current portion of long-term debt, net	5,868	6,266
Current portion of obligations under finance leases	1,832	2,254
Current portion of obligations under operating leases	3,609	3,676
Accrued expenses and other liabilities	17,157	19,648
TOTAL CURRENT LIABILITIES	161,625	163,890
Long-term debt, net of current portion	111,220	115,443
Obligations under finance leases, non-current	11,174	11,441
Obligations under operating leases, non-current	9,171	10,591
Deferred tax liabilities	31,976	34,443
Other long-term liabilities	5,262	5,472
TOTAL LIABILITIES	330,428	341,280
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 54,152,903 shares issued and outstanding as of September 30, 2023 and 53,813,777 shares issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	600,696	598,322
Accumulated deficit	(311,413)	(306,514)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	289,288	291,813
Noncontrolling interests	3,068	4,436
TOTAL SHAREHOLDERS’ EQUITY	292,356	296,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$622,784	$637,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue - third parties	$280,635	$298,929	$862,561	$873,218
Net revenue - related parties	818	1,782	5,059	5,350
TOTAL NET REVENUE	281,453	300,711	867,620	878,568

Cost of revenue - third parties	229,772	247,703	710,953	719,052
Cost of revenue - related parties	756	1,515	4,904	4,726
TOTAL COST OF REVENUE	230,528	249,218	715,857	723,778

GROSS PROFIT	50,925	51,493	151,763	154,790

Distribution, selling and administrative expenses	48,841	54,589	154,013	140,840
INCOME (LOSS) FROM OPERATIONS	2,084	(3,096)	(2,250)	13,950

Other expenses (income):
Interest expense	2,715	2,274	8,430	5,101
Other income	(490)	(462)	(845)	(1,401)
Change in fair value of interest rate swap contracts	(1,984)	(284)	(2,094)	(850)
Lease guarantee expense	(95)	(58)	(305)	5,831
Total other expenses (income), net	146	1,470	5,186	8,681

INCOME (LOSS) BEFORE INCOME TAXES	1,938	(4,566)	(7,436)	5,269

Income tax expense (benefit)	(36)	(672)	(2,053)	1,529
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	1,974	(3,894)	(5,383)	3,740
Less: net income (loss) attributable to noncontrolling interests	90	(30)	(484)	(74)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,884	$(3,864)	$(4,899)	$3,814

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.03	$(0.07)	$(0.09)	$0.07
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.03	$(0.07)	$(0.09)	$0.07
WEIGHTED AVERAGE SHARES - BASIC	54,142,396	53,798,131	54,005,010	53,716,464
WEIGHTED AVERAGE SHARES - DILUTED	54,513,314	53,798,131	54,005,010	53,981,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(5,383)	$3,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	19,551	18,245
Asset impairment charges	1,200	422
Gain from disposal of property and equipment	(278)	(1,327)
Provision for credit losses	56	226
Deferred tax benefit	(2,467)	(3,391)
Change in fair value of interest rate swap contracts	(2,094)	(849)
Stock-based compensation	2,605	673
Non-cash lease expense	2,668	2,562
Lease guarantee expense	(305)	5,831
Other expense	446	54
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	997	(8,221)
Accounts receivable - related parties	(115)	(178)
Inventories	4,349	(15,988)
Prepaid expenses and other current assets	(14,074)	(3,769)
Other long-term assets	(2,878)	(593)
Accounts payable	22,618	8,953
Accounts payable - related parties	(1,039)	(443)
Operating lease liabilities	(2,511)	(2,530)
Accrued expenses and other liabilities	(2,722)	3,515
Net cash provided by operating activities	20,624	6,932
Cash flows from investing activities:
Purchase of property and equipment	(3,495)	(5,745)
Proceeds from sale of property and equipment	900	7,805
Payment made for acquisition of Sealand	—	(34,849)
Payment made for acquisition of Great Wall Group	—	(17,445)
Net cash used in investing activities	(2,595)	(50,234)
Cash flows from financing activities:
Checks issued not presented for payment	(15,058)	682
Proceeds from line of credit	891,510	938,251
Repayment of line of credit	(896,959)	(922,080)
Proceeds from long-term debt	—	45,956
Repayment of long-term debt	(4,653)	(9,614)
Payment of debt financing costs	—	(556)
Repayment of obligations under finance leases	(1,974)	(1,876)
Repayment of promissory note payable - related party	—	(4,500)
Proceeds from noncontrolling interests shareholders	—	240
Cash distribution to shareholders	(884)	(187)
Net cash (used in) provided by financing activities	(28,018)	46,316
Net (decrease) increase in cash	(9,989)	3,014
Cash at beginning of the period	24,289	14,792
Cash at end of the period	$14,300	$17,806
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,024	$6,815
Property acquired in exchange for finance leases	1,285	1,272
Note receivable related to property and equipment sales	300	—
Intangible asset acquired in exchange for noncontrolling interests	—	566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2022	53,706,392	$5	$597,227	$(306,284)	$290,948	$4,041	$294,989
Cumulative effect of adoption of CECL (ASU 2016-13)	—	—	—	(690)	(690)	—	(690)
Balance at January 1, 2022	53,706,392	5	597,227	(306,974)	290,258	4,041	294,299
Net income	—	—	—	3,114	3,114	26	3,140
Capital contribution by shareholders	—	—	—	—	—	806	806
Distribution to shareholders	—	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	290	—	290	—	290
Balance at March 31, 2022	53,706,392	5	597,517	(303,860)	293,662	4,784	298,446
Net income (loss)	—	—	—	4,564	4,564	(70)	4,494
Distribution to shareholders	—	—	—	—	—	(97)	(97)
Stock-based compensation	—	—	221	—	221	—	221
Balance at June 30, 2022	53,706,392	5	597,738	(299,296)	298,447	4,617	303,064
Net loss	—	—	—	(3,864)	(3,864)	(30)	(3,894)
Issuance of common stock pursuant to equity compensation plan	138,412	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(31,438)	—	(162)	—	(162)	—	(162)
Stock-based compensation	—	—	162	—	162	—	162
Balance at September 30, 2022	53,813,366	$5	$597,738	$(303,160)	$294,583	$4,587	$299,170

Balance at January 1, 2023	53,813,777	$5	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	5	599,384	(312,447)	286,942	4,572	291,514
Net (loss) income	—	—	—	(850)	(850)	(710)	(1,560)
Issuance of common stock pursuant to equity compensation plan	269,113	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(27,441)	—	(106)	—	(106)	—	(106)
Stock-based compensation	—	—	752	—	752	—	752
Balance at June 30, 2023	54,086,164	5	600,030	(313,297)	286,738	3,862	290,600
Net income	—	—	—	1,884	1,884	90	1,974
Issuance of common stock pursuant to equity compensation plan	84,196	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(17,457)	—	(91)	—	(91)	—	(91)
Distribution to shareholders	—	—	—	—	—	(884)	(884)
Stock-based compensation	—	—	757	—	757	—	757
Balance at September 30, 2023	54,152,903	$5	$600,696	$(311,413)	$289,288	$3,068	$292,356
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements are condensed and should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended December 31, 2022 and 2021. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

FUSO Trucking, LLC (“FUSO”) is a VIE for which the Company is the primary beneficiary. Although its operations have wound down and its remaining assets and liabilities are immaterial, FUSO continues to be consolidated by the Company as a VIE. The Company also has a VIE, AnHeart, Inc. (“AnHeart”), for which the Company is not the primary beneficiary and therefore does not consolidate. The Company did not incur expenses from VIEs and did not have any sales to or income from any VIEs during the three and nine months ended September 30, 2023 and 2022. See Note 14 - Commitments and Contingencies for additional information on AnHeart.

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

As of September 30, 2023 and December 31, 2022, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at September 30, 2023	September 30, 2023	December 31, 2022
HF Foods Industrial, LLC ("HFFI") (a)	45.00%	$(730)	$204
Min Food, Inc.	39.75%	1,610	1,704
Monterey Food Service, LLC	35.00%	446	452
Ocean West Food Services, LLC (b)	32.50%	1,652	1,986
Syncglobal Inc.	43.00%	90	90
Total		$3,068	$4,436
_________________
(a)During the nine months ended September 30, 2023, the Company began to wind down HFFI operations. Accordingly, the machinery used in HFFI operations was impaired. See Note 4 - Balance Sheet Components for additional information.
(b)During the three months ended September 30, 2023, the Company ceased operations of Ocean West Food Services, LLC.

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, inventory reserves, impairment of long-lived assets, impairment of goodwill, and the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its condensed consolidated financial statements or results of operations.

Note 3 - Revenue
For the three and nine months ended September 30, 2023 and 2022, revenue recognized from performance obligations related to prior periods was immaterial. Revenue expected to be recognized in any future periods related to remaining performance obligations is immaterial.

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023		2022		2023		2022
Seafood	$87,475	31%	$94,077	32%	$271,748	32%	$262,280	30%
Asian Specialty	74,384	26%	73,380	24%	228,545	26%	223,393	25%
Meat and Poultry	54,787	19%	63,647	21%	162,848	19%	187,671	22%
Fresh Produce	29,578	11%	31,260	10%	93,425	11%	92,215	10%
Packaging and Other	17,342	6%	20,867	7%	54,775	6%	64,176	7%
Commodity	17,887	7%	17,480	6%	56,279	6%	48,833	6%
Total	$281,453	100%	$300,711	100%	$867,620	100%	$878,568	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$44,607	$45,628
Less: allowance for expected credit losses	(1,474)	(1,442)
Accounts receivable, net	$43,133	$44,186

Movement of allowance for expected credit losses was as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Beginning balance	$1,442	$840
Adjustment for adoption of the CECL standard	—	690
Increase (decrease) in provision for expected credit losses	56	226
Bad debt write-offs	(24)	(8)
Ending balance	$1,474	$1,748

Prepaid expenses and other current assets consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Prepaid expenses	$3,317	$1,504
Advances to suppliers	15,230	4,494
Other current assets	5,064	2,939
Prepaid expenses and other current assets	$23,611	$8,937

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Automobiles	$37,753	$34,891
Buildings	63,045	63,045
Building improvements	22,308	20,637
Furniture and fixtures	624	444
Land	49,929	49,929
Machinery and equipment	14,316	17,210
Subtotal	187,975	186,156
Less: accumulated depreciation	(52,625)	(45,826)
Property and equipment, net	$135,350	$140,330

Depreciation expense was $2.4 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $7.3 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 2 - Summary of Significant Accounting Policies for additional information regarding the Company’s operations at HFFI.

Long-term investments consisted of the following:

(In thousands)	Ownership as of September 30, 2023	September 30, 2023	December 31, 2022
Asahi Food, Inc. ("Asahi")	49%	$601	$879
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,401	$2,679

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of September 30, 2023 and December 31, 2022 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$5,710	$6,798
Accrued professional fees	1,533	3,866
Accrued interest and fees	425	1,082
Self-insurance liability	2,319	1,286
Accrued other	7,170	6,616
Total accrued expenses and other liabilities	$17,157	$19,648

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)
Assets:
Interest rate swaps	$—	$2,624	$—	$2,624	$—	$530	$—	$530

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 9 - Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
September 30, 2023
Fixed rate debt:
Bank of America	$—	$—	$1,454	$1,703
Other finance institutions	—	—	49	48
Variable rate debt:
JPMorgan Chase & Co.	$—	$107,378	$—	$107,378
Bank of America	—	2,239	—	2,239
East West Bank	—	5,720	—	5,720

December 31, 2022
Fixed rate debt:
Bank of America	$—	$—	$1,630	$1,948
Other finance institutions	—	—	186	197
Variable rate debt:
JPMorgan Chase & Co.	$—	$111,413	$—	$111,413
Bank of America	—	2,330	—	2,330
East West Bank	—	5,822	—	5,822

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

The Company accounted for this transaction under ASC 805 Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition for the nine months ended September 30, 2022 totaled approximately $0.7 million and were reflected in distribution, selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

The information included herein was prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined using a combination of quoted market prices, discounted cash flows, and other estimates made by management. The Company finalized the valuation of assets acquired and liabilities assumed for the Sealand acquisition as of December 31, 2022.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the three and nine months ended September 30, 2022, as if the acquisition of Sealand had been consummated on January 1, 2022. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

(In thousands, except share and per share data)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Pro forma net revenue	$300,712	$910,397
Pro forma net income attributable to HF Group	$(3,368)	$3,389

Note 7 - Goodwill and Acquired Intangible Assets

Goodwill

Goodwill was $85.1 million as of September 30, 2023 and December 31, 2022. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	September 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(2,105)	$1,787	$3,892	$(1,132)	$2,760
Trademarks	44,256	(13,988)	30,268	44,256	(10,673)	33,583
Customer relationships	185,266	(35,443)	149,823	185,266	(27,518)	157,748
Total	$233,414	$(51,536)	$181,878	$233,414	$(39,323)	$194,091

Amortization expense for acquired intangible assets was $4.1 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for acquired intangible assets was $12.2 million and $11.7 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2023, the Company determined that the fair values of the IRS contracts were $2.6 million in an asset position. As of December 31, 2022, the fair values of the IRS contracts were $0.5 million in an asset position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 9 - Debt

Long-term debt at September 30, 2023 and December 31, 2022 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at September 30, 2023	September 30, 2023	December 31, 2022
Bank of America (a)	October 2026 - December 2029	4.28% - 5.80%	$3,942	$4,315
East West Bank (b)	August 2027 - September 2029	4.40% - 9.00%	5,720	5,822
JPMorgan Chase & Co. (c)	December 2023 - January 2030	6.77% - 7.14%	107,647	111,714
Other finance institutions (d)	December 2023 - March 2024	5.99% - 6.14%	48	160
Total debt, principal amount			117,357	122,011
Less: debt issuance costs			(269)	(302)
Total debt, carrying value			117,088	121,709
Less: current portion			(5,868)	(6,266)
Long-term debt			$111,220	$115,443
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
(c)Real estate term loan with a principal balance of $107.5 million as of September 30, 2023 and 111.4 million as of December 31, 2022 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.1 million as of September 30, 2023 and $0.3 million as of December 31, 2022 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loan matures in December 2023.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of September 30, 2023, the Company was in compliance with its covenants.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,102,972 and 797,860 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2023, respectively, because their effect would have been anti-dilutive. There were 279,412 and 148,479 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022, respectively, because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$1,884	$(3,864)	$(4,899)	$3,814
Denominator:
Weighted-average common shares outstanding	54,142,396	53,798,131	54,005,010	53,716,464
Effect of dilutive securities	370,918	—	—	265,223
Weighted-average dilutive shares outstanding	54,513,314	53,798,131	54,005,010	53,981,687
Earnings (Loss) per common share:
Basic	$0.03	$(0.07)	$(0.09)	$0.07
Diluted	$0.03	$(0.07)	$(0.09)	$0.07

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
For the three and nine months ended September 30, 2023, the Company's effective income tax rate of (1.9)% and 27.6%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes. For the three and nine months ended September 30, 2022, the Company's effective income tax rate of 14.7% and 29.0%, respectively, differed from the federal statutory tax rate primarily as a result of state income taxes.

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

The Company believes that Mr. Zhou Min Ni (“Mr. Ni”), the Company’s former Co-Chief Executive Officer, together with various trusts for the benefit of Mr. Ni's four children, are collectively beneficial owners of the Company’s outstanding shares of common stock, and he and certain of his immediate family members have ownership interests in related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

For the year ended December 31, 2022, North Carolina Good Taste Noodle, Inc. (“NC Noodle”) was a related party due to Mr. Jian Ming Ni's, a former Chief Financial Officer of the Company, continued ownership interest in NC Noodle. As of January 1, 2023, NC Noodle is no longer considered a related party since it has been three years since Mr. Jian Ming Ni resigned.

The related party transactions as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and nine months ended September 30, 2023 and 2022, respectively:

			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	Nature	2023	2022	2023	2022
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	Trade	$2,045	$2,246	$6,858	$8,738
(b)	Eastern Fresh NJ, LLC	Trade	—	—	—	1,093
(b)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	—	—	37	—
(c)	First Choice Seafood, Inc.	Trade	—	25	—	134
(c)	Fujian RongFeng Plastic Co., Ltd	Trade	—	—	—	398
(d)	North Carolina Good Taste Noodle, Inc.	Trade	—	1,798	—	5,226
(b)	Ocean Pacific Seafood Group, Inc.	Trade	73	107	315	385
	Other	Trade	93	115	168	199
	Total		$2,211	$4,291	$7,378	$16,173
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
(d)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity. Mr. Zhou Min Ni previously owned an equity in this entity as of December 31, 2019. The Company has been informed by Mr. Zhou Min Ni that his equity interest was disposed of on January 1, 2020. No longer considered a related party as of January 1, 2023 since it has been three years since Mr. Jian Ming Ni resigned.

Sales

Below is a summary of sales to related parties recorded for the three and nine months ended September 30, 2023 and 2022, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	2023	2022	2023	2022
(a)	ABC Food Trading, LLC	$367	$815	$1,682	$3,077
(b)	Asahi Food, Inc.	275	126	661	495
(c)	Conexus Food Solutions (formerly as Best Food Services, LLC)	149	189	675	1,058
(d)	Eagle Food Service, LLC	—	576	1,942	576
(e)	First Choice Seafood, Inc.	8	9	24	27
(e)	Fortune One Foods, Inc.	19	67	42	81
(f)	N&F Logistics, Inc.	—	—	6	36
(g)	Union Food LLC	—	—	27	—
	Total	$818	$1,782	$5,059	$5,350
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

The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement expiring on September 21, 2027. On May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc., a related party, for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank. No rental income was received for the three months ended September 30, 2023 and 2022. Rental income for the nine months ended September 30, 2023 and 2022 was nil and $0.2 million, respectively, which is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent incurred was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rent incurred to the related party was $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. Rental income was $0.04 million and $0.04 million for the three months ended September 30, 2023 and 2022, respectively, which is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Rental income was $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of September 30, 2023 and December 31, 2022, respectively:

	(In thousands)	September 30, 2023	December 31, 2022
(a)	ABC Food Trading, LLC	$96	$—
(b)	Asahi Food, Inc.	168	81
(c)	Conexus Food Solutions (formerly as Best Food Services, LLC)	—	—
(d)	Eagle Food Service, LLC	—	69
(e)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	59	59
(f)	Fortune One Foods, Inc.	3	4
(g)	Union Food LLC	2	—
	Total	$328	$213
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

The Company has reserved for 90% of the accounts receivable for Enson Seafood GA, Inc. as of September 30, 2023. This outstanding balance was reserved for 80% as of December 31, 2022. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of September 30, 2023 and December 31, 2022.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2023 and December 31, 2022, respectively:

	(In thousands)	September 30, 2023	December 31, 2022
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	$451	$729
(b)	North Carolina Good Taste Noodle, Inc.	—	731
	Others	39	69
	Total	$490	$1,529
_______________
(a)Mr. Zhang previously owned an equity interest in this entity indirectly through its parent company as of October 31, 2020. This equity interest was transferred to three Irrevocable Trusts for the benefits of Mr. Zhang's children effective November 1, 2020.
(b)Mr. Jian Ming Ni, former Chief Financial Officer owns an equity interest in this entity. Mr. Zhou Min Ni previously owned an equity in this entity as of December 31, 2019. The Company has been informed by Mr. Zhou Min Ni that his equity interest was disposed of on January 1, 2020. No longer considered a related party as of January 1, 2023 since it has been three years since Mr. Jian Ming Ni resigned.

Promissory Note Payable - Related Party

The Company issued a $7.0 million unsecured subordinated promissory note to B&R Group Realty Holding, LLC in January 2020. During the nine months ended September 30, 2022, the Company paid the remaining $4.5 million principal balance of this related party promissory note payable. Interest payments paid were $0.1 million for the three and nine months ended September 30, 2022.

Note 13 - Stock-Based Compensation

In July 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of September 30, 2023, the Company had 820,915 time-based vesting restricted stock units unvested, 674,266 performance-based restricted stock units unvested, 530,395 shares of common stock vested and 974,424 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.8 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive income.

As of September 30, 2023, there was $5.0 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.01 years.

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
While the SEC investigation is ongoing, the Special Investigation Committee has made certain factual findings based on evidence adduced during its investigation, and made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties. The Company is working to implement those improvements. On October 13, 2023, the Company received a “Wells Notice” from the staff of the SEC (the “Wells Notice”) relating to the Company’s previously disclosed SEC investigation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law an invites recipients to submit a response if they wish. The Company made a submission in response to the SEC Wells Notice explaining why an enforcement action would not be appropriate. Following that submission, the staff of the SEC determined that it would no longer be recommending that the SEC file an enforcement action against the Company at this time.
As with any SEC investigation or action, there is the possibility of potential fines and penalties. At this time, however, it is not possible to estimate the amount of any such fines and penalties, should they occur.
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
On June 30, 2022, the Board of Directors of HF Foods resolved to form a special committee (the “Special Litigation Committee”) comprised of independent directors and advised by counsel to analyze and evaluate the allegations in the Bishop Demand to determine whether the Company should assert any claims based on the allegations made in the Bishop Demand against certain current or former officers and directors.
On August 19, 2022, James Bishop filed a verified stockholder derivative complaint (the “Delaware Action”) in the Court of Chancery of the State of Delaware (the “Court of Chancery”), which asserts similar allegations to those set forth in the Bishop Demand. Beginning in September 2022, the Court of Chancery approved a series of joint stipulations submitted by Bishop and HF Foods to stay the case through mid-May 2023.
Effective as of April 20, 2023, the Company and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet, which was incorporated into a long-form settlement agreement on May 5, 2023 (the “Settlement Agreement”), which was filed with the Court of Chancery on May 8, 2023. The Settlement Agreement, provides for, among other things, the dismissal of the Delaware Action with prejudice, and releases of claims against all named defendants in the Delaware Action in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company (together with Mr. Ni, the “Ni Defendants”), making a payment to the Company in the sum of $9.25 million (the “Settlement Amount”) within five days of final approval of the proposed settlement; the termination of any rights the Ni Defendants and another named defendant may have had to future advancement or indemnification from the Company above certain specified caps; and the Company adopting certain changes to its bylaws and/or other internal governance policies and procedures.
On September 8, 2023, the Court of Chancery entered an Order an Final Judgment (the “Judgment”) approving the proposed settlement and an application by Bishop’s counsel for an award of attorneys’ fees and expenses. On October 16, 2023, after the Judgment officially became final, the Ni Defendants paid the Company $1.5 million of the Settlement Amount in cash but failed to pay the balance of the Settlement Amount ($7.75 million) due under the Settlement Agreement. Effective as of November 1, 2023, the Company, the Ni Defendants, and Bishop entered into an amendment to the Settlement Agreement (“the Amendment”) in accordance with the Judgment.

The Amendment provides that the Ni Defendants will pay the $7.75 million balance they owe to the Company plus interest on the outstanding balance (at an annual rate of 7.5%) in shares of common stock of the Company instead of cash based on a per share value of $3.88 per share, which was the per share closing price of the Company’s common stock on Friday, October 13, 2023, the last trading day prior to the date on which the payment of the full Settlement Amount was due. The Amendment provides that, on the terms and subject to the conditions set forth in the Amendment, the Ni Defendants will transfer the requisite number of shares of common stock to the Company as promptly as practicable after entry into the Amendment. The Amendment also contains, among other things, customary representations, warranties, conditions and covenants for agreements of this type, including, an indemnity from the Ni Defendants and certain remedies in favor of the Company in the event the Amendment is terminated pursuant to its terms or either of the Ni Defendants fails to perform any of his or her obligations under the amendment or the stipulation.

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

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay that litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. AnHeart subsequently defaulted on these obligations. On October 25, 2023, the Company commenced a new legal action by filing a complaint in New York County Supreme Court to pursue legal remedies against AnHeart and Minsheng. As of the filing of the new summons and complaint, AnHeart and Minsheng are indebted to the Company in the amount of $474,000.

In accordance with ASC Topic 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 11 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. During the three months ended March 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55%. As of September 30, 2023, the Company had a lease guarantee liability of $5.6 million. The current portion of the lease guarantee liability of $0.3 million is recorded in accrued expenses and other liabilities, while the long-term portion is recorded in other long-term liabilities on the condensed consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.

The estimated future minimum lease payments as of September 30, 2023 are presented below:

(In thousands)	Amount
Year Ending December 31,
2023 (remaining three months)	$140
2024	582
2025	604
2026	621
2027	638
Thereafter	4,478
Total	7,063
Less: imputed interest	(1,513)
Total minimum lease payments	$5,550

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Group,” “HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
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
•Litigation, regulatory investigations and potential enforcement actions;
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
•Significant stockholders’ ability to significantly influence the Company; and
•The impact of state anti-takeover laws and related provisions in our governance documents.
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
Transformation Plan
To position the business for long-term success, we have initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: We will formalize its national category purchases and welcome new vendors into our ecosystem. This will allow us to unlock synergies from our prior acquisitions, and deliver savings in our largest categories.
•Fleet and Transportation: We will be establishing a national fleet maintenance program. Within this, we plan to define new truck specifications, initiate a replacement program for 50% of our current fleet, implement a national fuel savings program to maximize efficiency, and outsource domestic inbound freight logistics to a third-party partner to adopt a cohesive national approach to its supply chain. This is expected to deliver substantial improvements to our transportation system.
•Digital Transformation: We will be implementing a modern ERP solution across all of our distribution centers. This is expected to deliver enhanced operational efficiency and responsiveness, streamlined processes, and greater data driven decision-making.
•Facility Upgrades: We will be reorganizing and upgrading our facilities and distribution centers to efficiently streamline costs, and to capitalize on cross-selling opportunities with both new and existing customers.

Financial Overview

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%	2023	2022	Amount	%
Net revenue	$281,453	$300,711	$(19,258)	(6.4)%	$867,620	$878,568	$(10,948)	(1.2)%
Net income (loss)	$1,974	$(3,894)	$5,868	NM	$(5,383)	$3,740	$(9,123)	NM
Adjusted EBITDA	$10,004	$3,985	$6,019	151.0%	$24,024	$35,822	$(11,798)	(32.9)%
_________________
NM    Not meaningful

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%
Net revenue	$281,453	$300,711	$(19,258)	(6.4)%
Cost of revenue	230,528	249,218	(18,690)	(7.5)%
Gross profit	50,925	51,493	(568)	(1.1)%
Distribution, selling and administrative expenses	48,841	54,589	(5,748)	(10.5)%
Income (loss) from operations	2,084	(3,096)	5,180	NM
Interest expense	2,715	2,274	441	19.4%
Other income	(490)	(462)	(28)	6.1%
Change in fair value of interest rate swap contracts	(1,984)	(284)	(1,700)	NM
Lease guarantee expense	(95)	(58)	(37)	63.8%
Income (loss) before income taxes	1,938	(4,566)	6,504	NM
Income tax expense (benefit)	(36)	(672)	636	(94.6)%
Net income (loss) and comprehensive income (loss)	1,974	(3,894)	5,868	NM
Less: net income (loss) attributable to noncontrolling interests	90	(30)	120	NM
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	$1,884	$(3,864)	$5,748	(148.8)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	81.9%	82.9%
Gross profit	18.1%	17.1%
Distribution, selling and administrative expenses	17.4%	18.2%
Income (loss) from operations	0.7%	(1.1)%
Interest expense	1.0%	0.8%
Other income	(0.2)%	(0.2)%
Change in fair value of interest rate swap contracts	(0.7)%	(0.1)%
Lease guarantee expense	—%	—%
Income (loss) before income taxes	0.7%	(1.6)%
Income tax expense (benefit)	—%	(0.2)%
Net income (loss) and comprehensive income (loss)	0.7%	(1.4)%
Less: net income (loss) attributable to noncontrolling interests	—%	—%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	0.7%	(1.4)%

Net Revenue

Net revenue for the three months ended September 30, 2023 decreased by $19.3 million, or 6.4%, compared to the same period in 2022. This decrease was primarily attributable to decreases of $8.9 million and $6.6 million in Meat and Poultry and Seafood revenue, respectively, compared to the same period in 2022, driven by deflationary pricing in poultry and shrimp. During the three months ended September 30, 2022, we benefited from the significant inflation experienced in poultry pricing, which created a tough year-over-year revenue compare.

Gross Profit

Gross profit was $50.9 million for three months ended September 30, 2023 compared to $51.5 million in the same period in 2022, a decrease of $0.6 million, or 1.1%. Gross profit margin for the three months ended September 30, 2023 increased to 18.1% from 17.1% in the same period in 2022. The increase in gross profit margin was primarily attributable to a mix shift of higher gross margin shrimp and other frozen food sales realized by our centralized purchasing program and the exit of one of our lower margin chicken processing businesses, partially offset by the deflationary pressure in Meat and Poultry.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $5.7 million, or 10.5%, for the three months ended September 30, 2023 primarily due to a decrease of $3.9 million in professional fees and $0.8 million of delivery-related costs, partially offset by higher payroll and related labor costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 17.4% for the three months ended September 30, 2023 from 18.2% in the same period in 2022, primarily due to lower professional fees offset by increased headcount.

Interest Expense

Interest expense for the three months ended September 30, 2023 increased by $0.4 million, or 19.4%, compared to the three months ended September 30, 2022, primarily due to a sharply higher interest-rate environment. Average floating interest rates on our floating-rate debt for the three months ended September 30, 2023 increased by approximately 3.1% on our line of credit and 3.1% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022. Our average daily line of credit balance decreased by $19.1 million, or 32.6%, to $39.4 million for the three months ended September 30, 2023 from $58.5 million for the three months ended September 30, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.5%, to $108.0 million for the three months ended September 30, 2023 from $113.1 million for the three months ended September 30, 2022.

Income Tax Expense (Benefit)

Income tax benefit was $36,000 for the three months ended September 30, 2023, compared to an income tax benefit of $0.7 million for the three months ended September 30, 2022, primarily due to an increase in income before income taxes, permanent differences and state income taxes during the current period.

Net Income (Loss) Attributable to HF Foods Group Inc.

Net income attributable to HF Foods Group Inc. was $1.9 million for the three months ended September 30, 2023, compared to net loss of $3.9 million for the three months ended September 30, 2022. The increase of $5.7 million, or 148.8%, is primarily due to the decreased distribution, selling, and administrative costs, the $1.7 million change in the fair value of interest rate swaps, partially offset by lower gross profit, higher interest expense and decreased tax benefit as described above.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%

Net (loss) income	$1,974	$(3,894)	$5,868	NM
Interest expense	2,715	2,274	441	19.4%
Income tax expense	(36)	(672)	636	(94.6)%
Depreciation and amortization	6,422	6,386	36	0.6%
EBITDA	11,075	4,094	6,981	170.5%
Lease guarantee expense	(95)	(58)	(37)	63.8%
Change in fair value of interest rate swap contracts	(1,984)	(284)	(1,700)	NM
Stock-based compensation expense	757	162	595	NM
Business transformation costs (1)	105	—	105	NM
Acquisition and integration costs and other (2)	146	71	75	105.6%
Adjusted EBITDA	$10,004	$3,985	$6,019	151.0%
_________________
NM    Not meaningful
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes non-recurring contested proxy and related legal and consulting costs for the three months ended September 30, 2023.

Adjusted EBITDA was $10.0 million for the three months ended September 30, 2023, a decrease of $6.0 million, or 151.0%, compared to $4.0 million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was attributable to the lower distribution, selling and administrative costs.

Results of Operations

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%
Net revenue	$867,620	$878,568	$(10,948)	(1.2)%
Cost of revenue	715,857	723,778	(7,921)	(1.1)%
Gross profit	151,763	154,790	(3,027)	(2.0)%
Distribution, selling and administrative expenses	154,013	140,840	13,173	9.4%
(Loss) income from operations	(2,250)	13,950	(16,200)	NM
Interest expense	8,430	5,101	3,329	65.3%
Other income	(845)	(1,401)	556	(39.7)%
Change in fair value of interest rate swap contracts	(2,094)	(850)	(1,244)	146.4%
Lease guarantee expense	(305)	5,831	(6,136)	NM
(Loss) income before income taxes	(7,436)	5,269	(12,705)	(241.1)%
Income tax (benefit) expense	(2,053)	1,529	(3,582)	NM
Net (loss) income and comprehensive (loss) income	(5,383)	3,740	(9,123)	(243.9)%
Less: net (loss) income attributable to noncontrolling interests	(484)	(74)	(410)	554.1%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(4,899)	$3,814	$(8,713)	(228.4)%

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	82.5%	82.4%
Gross profit	17.5%	17.6%
Distribution, selling and administrative expenses	17.8%	16.0%
(Loss) income from operations	(0.3)%	1.6%
Interest expense	1.0%	0.6%
Other income, net	(0.1)%	(0.2)%
Change in fair value of interest rate swap contracts	(0.2)%	(0.1)%
Lease guarantee expense	—%	0.7%
(Loss) income before income taxes	(1.0)%	0.6%
Income tax (benefit) expense	(0.2)%	0.2%
Net (loss) income and comprehensive (loss) income	(0.8)%	0.4%
Less: net income attributable to noncontrolling interests	—%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(0.8)%	0.4%

Net Revenue

Net revenue for the nine months ended September 30, 2023 decreased by $10.9 million, or 1.2%, compared to the same period in 2022. This decrease was attributable to the $24.8 million decrease in Meat and Poultry revenue, compared to the same period in 2022, driven by deflationary pricing in poultry, as well as a $9.4 million decrease in Packaging and Other due to lower volume, partially offset by an increase of $7.4 million in Commodity revenue due to higher volume as well as the Seafood revenue generated due to the Sealand Food, Inc. acquisition (the “Sealand Acquisition”).

Gross Profit

Gross profit was $151.8 million for the nine months ended September 30, 2023 compared to $154.8 million in the same period in 2022, a decrease of $3.0 million, or 2.0%. The gross profit decrease was primarily attributable to decreases in Meat and Poultry, Packaging and Other, partially offset by the additional Seafood revenue generated due to the Sealand Acquisition and increased Commodity revenue. During the nine months ended September 30, 2023, poultry pricing came down from the elevated levels we benefited from during the same period in 2022. Gross profit margin for the first nine months of 2023 remained relatively flat at 17.5%.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $13.2 million, or 9.4%, primarily due to an increase of $5.1 million in payroll and related labor costs, inclusive of the additional costs due to the Sealand Acquisition, and an increase of $1.9 million in insurance related costs. Professional fees increased $1.6 million to $18.7 million for the nine months ended September 30, 2023, from $17.1 million for the nine months ended September 30, 2022. In addition, the Company recognized asset impairment of $1.2 million related to the exit of our chicken processing facility. Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.8% for the nine months ended September 30, 2023 from 16.0% in the same period in 2022, primarily due to increased headcount and the higher expense described above.

Interest Expense

Interest expense for the nine months ended September 30, 2023 increased by $3.3 million or 65.3%, compared to the nine months ended September 30, 2022, primarily due to a sharply higher interest-rate environment. Average floating interest rates on our floating-rate debt for the nine months ended September 30, 2023 increased by approximately 3.9% on the line of credit and 3.9% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022. Our average daily line of credit balance decreased by $12.3 million, or 23.0%, to $41.2 million for the nine months ended September 30, 2023 from $53.5 million for the nine months ended September 30, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance increased by $10.7 million, or 10.9%, to $109.3 million for the nine months ended September 30, 2023 from $98.5 million for the nine months ended September 30, 2022.

Income Tax (Benefit) Expense

Income tax benefit of $2.1 million for the nine months ended September 30, 2023, compared to income tax expense of $1.5 million for the nine months ended September 30, 2022, primarily due to losses from operations during the nine months ended September 30, 2023.

Net (Loss) Income Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $4.9 million for the nine months ended September 30, 2023, compared to net income of $3.8 million for the nine months ended September 30, 2022. The decrease of $8.7 million, or 228.4%, is primarily due to the increased distribution, selling, and administrative costs and interest expense described above, partially offset by the decrease of $6.1 million in lease guarantee expense and the decrease of $1.2 million change in fair value of interest rate swaps.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%
Net (loss) income	$(5,383)	$3,740	$(9,123)	NM
Interest expense	8,430	5,101	3,329	65.3%
Income tax (benefit) expense	(2,053)	1,529	(3,582)	NM
Depreciation and amortization	19,551	18,245	1,306	7.2%
EBITDA	20,545	28,615	(8,070)	(28.2)%
Lease guarantee expense	(305)	5,831	(6,136)	NM
Change in fair value of interest rate swap contracts	(2,094)	(849)	(1,245)	146.6%
Stock-based compensation expense	2,605	673	1,932	NM
Business transformation costs (1)	223	—	223	NM
Acquisition, integration costs and other (2)	1,850	1,130	720	63.7%
Asset impairment charges	1,200	422	778	184.4%
Adjusted EBITDA	$24,024	$35,822	$(11,798)	(32.9)%
_________________
NM    Not meaningful
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes non-recurring contested proxy and related legal and consulting costs for the nine months ended September 30, 2023. During the three months ended September 30, 2023, we identified non-recurring charges related to our contested proxy and related legal defense which occurred in prior periods.

Adjusted EBITDA was $24.0 million for the nine months ended September 30, 2023, a decrease of $11.8 million or 32.9%, compared to $35.8 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was attributable to the lower gross profit and higher distribution, selling and administrative costs.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of approximately $14.3 million, checks issued not presented for payment of $6.9 million and access to approximately $48.6 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of September 30, 2023.

We are party to an amortizing IRS contract with J.P. Morgan Chase Bank for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Effective as of April 20, 2023, we and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet (the “Binding Term Sheet”), which was incorporated into a long-form settlement agreement on May 5, 2023 and filed with the Court of Chancery on May 8, 2023. The Binding Term Sheet provided for, among other things, the dismissal of the Delaware Action with prejudice in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company, making a payment to the Company in the sum of $9.25 million. The full terms of the settlement of the Delaware Action were incorporated into the long-form settlement agreement, which is subject to approval of the Court of Chancery. On September 8, 2023, the Court of Chancery approved the proposed settlement and an application by Bishop’s counsel for an award of attorneys’ fees and expenses.

Subsequent to September 30, 2023, on October 16, 2023, after approval of the settlement had become final, the Ni Defendants paid the Company $1.5 million of the Settlement Amount. As of November 9, 2023, the Ni Defendants had not yet paid the Company the balance of the Settlement Amount ($7.75 million) due under the Settlement Agreement. The Company and the Ni Defendants are in discussions regarding the timing and form of payment of the balance owed by the Ni Defendants and the Company intends to take all necessary actions to enforce the terms of the Settlement Agreement. Please refer to Note 14 - Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

As of September 30, 2023, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
($ in thousands)	2023	2022	Amount	%
Net cash provided by operating activities	$20,624	$6,932	$13,692	197.5%
Net cash used in investing activities	(2,595)	(50,234)	47,639	(94.8)%
Net cash (used in) provided by financing activities	(28,018)	46,316	(74,334)	NM
Net (decrease) increase in cash and cash equivalents	$(9,989)	$3,014	$(13,003)	NM
____________________
NM - Not meaningful

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $13.7 million, or 198%, primarily due to the timing of working capital outlays. During the three months ended September 30, 2023, we implemented new enterprise accounting and finance applications, which modified our accounts receivable, accounts payable and treasury processes. As a result of this transformation, there were temporary delays in September that affected our working capital activities.

Investing Activities

Net cash used in investing activities decreased by $47.6 million, or 95%, primarily due to payments related to acquisitions in the nine months ended September 30, 2022.

Financing Activities

Net cash (used in) provided by financing activities decreased by $74.3 million to $28.0 million used in financing activities primarily due to the change in the net impact of our line of credit from net proceeds of $16.2 million for the nine months ended September 30, 2022 to a net repayment of $5.4 million for the nine months ended September 30, 2023, as well as a decrease of $15.1 million in checks issued not presented for payment for the nine months ended September 30, 2023 compared to an increase of $0.7 million for the nine months ended September 30, 2022 related to the changes to certain processes described above. In addition, the nine months ended September 30, 2022 included proceeds from long-term debt of $46.0 million due to the increase of our mortgage secured term loan.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months and nine months ended September 30, 2023.

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

As of September 30, 2023, our aggregate floating rate debt’s outstanding principal balance without hedging was $49.9 million, or 30.3% of total debt, consisting primarily of our revolving line of credit (see Note 9 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 71.1% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.5 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the third quarter of 2023 decreased in comparison to average prices in the same period of 2022, decreasing 15.4% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2022, we identified five material weaknesses as were reported previously, which continue to exist as of September 30, 2023. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of September 30, 2023. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Controls Over Financial Reporting

In order to address and resolve the aforementioned material weaknesses, we have begun to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses including:
•Hiring additional financial personnel and also providing enhanced Sarbanes-Oxley training entity-wide,
•Formalizing and standardizing our internal controls over financial reporting,
•Implementing enterprise accounting, finance and human capital management applications, and
•Enhancing our entity-level controls.

The measures currently in place and those that are being implemented are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to ongoing efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, material weaknesses identified and described above will continue to exist.

Other than the remediation efforts described above, there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023 and the quarter ended June 30, 2023, except as set forth below.

We have received a “Wells Notice” from the SEC.

On October 13, 2023, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law and invites recipients to submit a response if they wish. The Company made a submission in response to the SEC Wells Notice explaining why an enforcement action would not be appropriate. Following that submission, the Staff determined that it would no longer be recommending that the SEC file an enforcement action against the Company at this time.

The Company cannot predict with any certainty the outcome of future dealings with the SEC and whether any of those possible outcomes would have a material impact on our financial position, prospects and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/11/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1*	Settlement Agreement, dated May 5, 2023, by and among the Company, Zhou Min Ni, Chan Sin Wong, Xiao Mou Zhang, Caixuan Xu, Jian Ming Ni, Zhehui Ni, Hong Wang, and Ren Hua Zheng
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Carlos Rodriguez
Carlos Rodriguez Chief Financial Officer (Principal accounting and financial officer)

Date: November 9, 2023