Form 10-K
period 2023-12-31
HF Foods Group Inc.
filed 2024-03-26
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $237.7 million.
As of March 22, 2024, the registrant had 52,155,968 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

HF FOODS GROUP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K for HF Foods Group Inc. (“HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
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
•Failure to retain our senior management and other key personnel, particularly our CEO, President and COO, CFO and General Counsel and CCO;
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
•Failure to acquire other distributors or wholesalers and enlarge our customer base;
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
•Other factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors in our Annual Report on Form 10-K beginning on page 11.

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

PART I.

ITEM 1.    BUSINESS.

Overview

HF Foods Group Inc., operating through our subsidiaries, is a leading foodservice distributor to Asian restaurants, primarily Chinese restaurants located throughout the United States. HF Foods was formed through a merger between two complementary market leaders, HF Foods and B&R Global Holdings, Inc. ("B&R Global"), on November 4, 2019.

With 18 distribution centers and cross-docks and a fleet of over 400 refrigerated vehicles, our distribution network now spans 46 states covering approximately 95% of the contiguous United States. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors, and supported by two outsourced call centers in China, we have become a trusted partner serving approximately 15,000 Asian restaurants providing sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

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

Corporate History

HF Foods was originally incorporated in the State of Delaware on May 19, 2016 as a special purpose acquisition company under the name Atlantic Acquisition Corp. (“Atlantic”), in order to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with, one or more businesses or entities.

On August 22, 2018, Atlantic consummated a reverse acquisition transaction resulting in the shareholders of HF Group Holding Corporation (“HF Holding”) becoming the majority shareholders of Atlantic, and changed its name to HF Foods Group Inc. On November 4, 2019, we consummated a merger transaction, resulting in B&R Global becoming a wholly-owned subsidiary of HF Foods.

On January 17, 2020, we acquired 100% equity membership interest in nine subsidiaries under B&R Group Realty Holding, LLC ("BRGR"), which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana.

On December 30, 2021, HF Foods acquired substantially all of the assets of leading seafood suppliers Great Wall Seafood Supply, Inc., a Texas corporation, Great Wall Restaurant Supplier, Inc., an Ohio corporation, and First Mart Inc., an Illinois corporation (collectively the "Great Wall Group").

On April 29, 2022, HF Foods acquired substantially all of the assets of Sealand Food, Inc., one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

Our Business and Products

Our business features eighteen strategically positioned distribution centers and cross-docks with over one million square feet of warehouse space and a fleet of over 400 vehicles to provide a wide variety of products with a strong focus on Asian specialty food ingredients essential for Asian cooking. Supported by an extensive supplier network, we aim to provide a one-stop service with on-time delivery and high fulfillment rates, at competitive pricing.

We offer over 2,000 different products to our customers, which include virtually all items needed to operate their restaurant business. Product offerings range from meat and poultry, perishable fresh produce, frozen seafood, general commodities and takeout food packaging materials to meet our customers’ demands. The majority of our procurement currently consists of goods purchased domestically, such as meat, poultry, produce and certain key commodities. We also purchase a significant amount of goods through the import channel, such as frozen seafood, Asian Specialty, packaging and other commodities.

The following table sets forth our broad range of products and sales percentage by category for the year ended December 31, 2023:

Category	Description	Percentage
Seafood	Lobster, shrimp, crab, scallops and fish, such as tuna and Alaskan salmon	31%
Asian Specialty	Products with an Asian flair or flavor, including specialty noodles, rice, dry goods, such as dried mushrooms or dried beans, specialty sauces/seasonings, spring rolls, and canned products, such as preserved vegetables, bamboo shoots and water chestnuts	27%
Meat and Poultry	Beef, pork, chicken and duck	19%
Fresh Produce	Fresh, seasonal fruits and vegetables, such as celery, Chinese cabbage and winter melon which are widely used in Chinese cuisines	11%
Packaging and Other	Take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups and sushi combo boxes	6%
Commodity	General commodities including oil, flour, salt and sugar	6%

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

This initiative is made possible from order placement to delivery due to our warehouse operations, optimized fleet management, material handling equipment and techniques, and efficient administrative and operating staff. This is further complemented by our two outsourced sales call centers located in China which take customers' inbound calls during non-office hours in the U.S. for order taking, customer relationship management and after-sales service, offering customers a warm and friendly human interaction channel who speak and understand their language and needs.

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

Our Strategy

We are differentiated from mainstream food distribution companies, such as Sysco Corporation, US Foods Holding Corp. and Performance Food Group Company, through our strong understanding of Asian culture and cooking essentials, distinctive product portfolio, and resourceful supply chains. We believe our wide range of Asian-centric product offerings is unmatched, as many of the items we offer are unique and specific to the Chinese and Asian restaurant industry.

We believe that our scale and deep knowledge of our customers’ needs provide a competitive advantage over our direct competitors and have contributed greatly to our success, including the following:

•Wide array of Asian specialty products: These are not commonly provided by large distributors serving the mainstream market.
•Deep understanding of Asian culture: As our customers are primarily Chinese and Asian restaurants, most of our employees can speak Mandarin as well as the native dialects of our customers. We believe this is a key business strength and competitive advantage, as many of the restaurants’ owners/chefs are migrants who feel less comfortable conversing in English.
•Lower sales and administrative expenses: We outsource our telephone-based sales and customer service to two call centers located in China with Mandarin and Chinese dialect speaking agents to better serve our customers.
•Purchasing power: We capitalize on economies of scale and have strong relationships with both our domestic and foreign suppliers.
•Warehouse location: We have strategically located distribution centers and cross-docks, supported by our fleet of delivery vehicles with most routes limited to three to five hours driving time, ensuring on-time delivery and order fill-rate.
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

Features of Chinese and Asian Restaurants

Set forth below are the principal characteristics of the Asian/Chinese restaurants we serve.

Primarily Serving Non-Chinese Americans. There are tens of thousands of Chinese and Asian restaurants spread throughout the U.S., primarily serving non-Chinese American customers. Although the dishes they serve cater to the preferences of American mainstream customers and are more simply and quickly prepared as compared to traditional full-service Chinese restaurant cuisine, they still require specialized and distinctive Chinese ingredients used in traditional Chinese cooking styles.

Operated by Chinese Individual Families. Most Chinese restaurants serviced by HF Foods are generally family-owned with very few workers, who are usually immigrants from China or first generation Chinese Americans. These restaurant owners, especially the founders, are generally less sophisticated, with limited education and resources and appreciate value-added services from suppliers to help them improve their operational efficiency. The owners and workers in these Chinese restaurants usually speak Mandarin or other regional dialects of the Chinese language. We believe that understanding their culture and language is paramount to facilitating efficient communications and building trust with customers.

Close-Knit Chinese American Community. First or second generation Chinese Americans living in the U.S. inherit their traditional cultural values, and ethnic languages, and our experience has been that people in these communities prefer to do business with Chinese Americans that speak their language and share their values.

Unique Cooking Style and Ingredients for Chinese Cuisines. Chinese cuisine requires unique cooking techniques such as steaming and stir-frying in a Chinese wok, and requires specialty ingredients and vegetables such as bitter melons, Chinese yams, vine spinach, Chinese cabbage and winter melon. It also requires Chinese and Asian seasonings and spices, including peanut oil, Chinese cooking wine, vinegar, dark soy source, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Chinese cuisine are staple supplies of HF Foods that are not widely available from mainstream U.S. suppliers.

Current Industry Landscape and Opportunities

Growing Demand in Asian Cuisines. The demand for Chinese and Asian cuisines continues to grow in the U.S. In addition, according to the Pew Research Center, the Asian population in the U.S. is the fastest growing population group in the country. We believe that these powerful trends will continue and result in expanded opportunities for Asian/Chinese restaurants. As a leading foodservice distributor to Asian/Chinese restaurants in the U.S., these trends represent a significant growth opportunity for HF Foods.

Cultural Barriers to Entry. Understanding Chinese cooking culture is important to running a Chinese restaurant, and, therefore, most Chinese restaurants are operated by Chinese Americans. We believe that it is very difficult for mainstream food distributors to serve these restaurants due to various cultural and language barriers.

Highly Fragmented Market. The Asian foodservice market is currently highly fragmented with many small and unsophisticated direct store distributors, such as small-scale wholesaler redistributors, specialty import brokers, farmers markets, and local produce retailers, operating without significant financial support or a sophisticated logistics infrastructure. We are a leading Asian food distributor in the U.S. with a well-developed logistics infrastructure, strong financial means, and experienced management team that provides the marketplace with an avenue for consolidated purchasing, high fill rate, and efficient delivery frequency at a competitive price. The fragmented nature of the Asian foodservice market creates acquisition opportunities for us to continue to expand our geographic footprint and customer base.

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

Demand for Value-Added Services. Our customers are Asian/Chinese restaurants, primarily takeout restaurants. These customers are price and quality sensitive with a high demand for great service and mutual trust. Our employees speak their language, understand their culture and build a bond with our customers. Our 24-hour after sale service call center, located domestically and in China, allows us to serve as a supportive and dependable business partner. Through vendor partnerships, we help our large customers source distinct products from their choice of vendors, either domestically or internationally. These are the value added services that we are able to provide to our customers in our one-stop shopping offering.

Continued Consumer Spending on Food Away From Home. Prior to the onset of the COVID-19 pandemic, according to the U.S. Department of Agriculture (“USDA”), the food away from home market grew to surpass spending on the food at home market. The foodservice industry declined sharply when COVID-19 restrictions adversely impacted restaurants’ operations and foot traffic. As COVID-19 restrictions eased in 2021 and into 2022, both full service and fast food/take out restaurants have rebounded, and we believe the long-term trend of increasing food away from home market consumption has resumed and continues to be a key driver of demand for Asian/Chinese restaurants.

Customer Service

We employ a two-pronged approach for a complete and cohesive support to both existing and prospective customers; namely, the two outsourced call centers located in Fuzhou, China and the domestic sales team in the U.S. Utilizing these outsourced call centers in China, customers embrace and appreciate our personal customer service conducted in their native Mandarin and other regional dialects such as Fuzhounese and Cantonese.

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

We formulate strategies and implement action plans to ensure cohesive sales and marketing efforts to our existing and prospective customers. The domestic sales team works closely with the sales staff in China to ensure our strategies are implemented effectively and our action plans are carried out swiftly. Distribution centers are empowered to cater to local and regional customers’ needs by customizing their specific product portfolio. With respect to customer care and satisfaction, we offer a refund policy without penalty, which many of our small competitors in the market segment and the direct store distributors are unable to provide. Our 100% satisfaction guarantee permits our customers to reject part of the order or the entire order within twenty-four hours of receipt without any penalty. We believe that this refund policy further cements the trust and loyalty of our customers toward our brand and company.

Suppliers

We consolidate procurement on bulk and frequently sold items. Our distribution centers send their inventory procurement requests to buyers who are responsible for consolidation and fulfillment in the most cost-effective way. The consolidated procurement process allows HF Foods to establish a meaningful vendor relationship under one brand.

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

Each distribution center reviews the inventory level in the information system daily and submits purchase requests as needed to the procurement team at headquarters and regional offices. The procurement teams at headquarters and our regional offices can alter or adjust purchasing decisions based on an analysis of the inventory data in the system. Upon receipt of ordered products, the delivery schedule is determined based on the needs of each location. The lead-time for products is dependent on the product category and need. For perishable goods, products are usually delivered by suppliers within seventy-two hours of placing the order. Products that are ordered through import brokers have lead times of up to seven days.

None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, we have 1,049 total employees, which includes 925 permanent employees and 124 temporary employees.

Compensation and Benefits

We are committed to positively impacting the lives of our employees by offering competitive pay and affordable benefits. In 2023, we rolled out new benefit plan offerings along with education on those benefits in several language options to the employees. The overall impact was an increase in medical plan enrollment by 50%, dental plan enrollment by 135%, and vision plan enrollment by 103%, from the previous year.

Recruiting, Training and Development

Our ability to continue to retain, attract, and recruit top talent at all levels is key to our future success. In 2023, we implemented learning modules which allow for the assignment of specific learning to employees based on role, compliance, and leadership development. We continue to transform our operations through new system and process improvements, training and development.

Diversity and Inclusion

HF Foods was founded by Asian Americans. Building a successful business based on diversity and inclusion has been part of our DNA since our inception. Throughout our history, we have continued to maintain diversity and inclusion as one of our top priorities. 99% of our total workforce is made up of Hispanic, Black or African American, and Asian employees.

In recent years, we have strengthened our commitment to diversity and inclusion. Three out of five members of our Board of Directors are Asian and two out of five are women. At the corporate level, nearly 50% of our director and above positions are held by women.

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

The recently published and pending rules under the Food Safety Modernization Act ("FSMA") will significantly expand food safety requirements, including those of HF Foods. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA also imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

HF Foods and our products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals which may be present in products that we distribute.

Our distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities.

Our business and employment practices are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking business through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We also are subject to federal and state immigration laws, regulations and programs that regulate our ability to hire or retain foreign employees. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; proper handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and above ground storage tanks for diesel fuel and other petroleum products. For the year ended December 31, 2023, the costs of managing our compliance with environmental laws and regulations was nominal.

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented appropriate policy and will continue to maintain a robust anti-corruption compliance program applicable to our operations.

For the purchase of items produced, harvested or manufactured outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products. Certain activities, including working with customs brokers and freight forwarders, are subject to applicable regulation by U.S. Customs and Border Protection, which is a part of the Department of Homeland Security.

Information about our Executive Officers

Name	Age	Position
Xiao Mou Zhang	51	Chief Executive Officer
Xi Lin	35	President and Chief Operating Officer
Carlos Rodriguez	50	Chief Financial Officer
Christine Chang	41	General Counsel and Chief Compliance Officer

Xiao Mou Zhang (aka Peter Zhang) has served as Co-Chief Executive Officer and director since November 4, 2019 following the merger between HF Foods and B&R Global Holdings Inc. ("B&R Global"), and was promoted to sole Chief Executive Officer on February 23, 2021. From 2014 until the merger, he served as Chairman of the Board and a Director of B&R Global that was co-founded by Mr. Zhang and his partners, to consolidate the shareholdings of various operating entities across the Pacific and Mountain States regions. Mr. Zhang has well over 20 years of experience in the food distribution industry with extensive experience in sales, marketing, financing, acquisitions, inventory, logistics and distribution. Under Mr. Zhang’s leadership, B&R Global established a large supplier network and maintained long-term relationships with many major suppliers stemming from business relationships that were built up over the years. A large purchase volume and a centralized procurement process also allowed B&R Global favorable negotiating power with vendors that source high quality products at lower prices than many competitors.

Xi Lin (aka Felix Lin) was appointed to serve as President effective February 12, 2024 and has served as Chief Operating Officer since May 1, 2022. Mr. Lin also previously served as an independent director of HF Foods from November 2019 to April 2022. Mr. Lin worked in a number of positions at Blue Bird Corporation from 2010 until his resignation on April 1, 2022. Prior to his resignation, he was Vice President, with responsibility for compliance, human resources, government relations, corporate training, strategic relationships, and supply chain M&A. He also held various other leadership positions within Blue Bird Corporation in the Manufacturing Operations and Supply Chain Departments from 2015 to 2016, the Finance and Accounting Department in 2011 and from 2013 to 2015, and the International Business Development and M&A Departments in 2012. Mr. Lin received his B.A. in Accounting and Finance from the Eugene Stetson School of Business and Economics at Mercer University in Georgia, a Master’s degree in Accountancy from the J. Whitney Bunting College of Business at Georgia College and State University in Georgia, and a Master’s degree in Business Administration from the University of North Carolina at Chapel Hill.

Carlos Rodriguez has served as Chief Financial Officer since August 1, 2022. Mr. Rodriguez brings more than 25 years of finance and accounting experience across various industries, including technology, entertainment, restaurants, and life science. Most recently, Mr. Rodriguez served as Chief Accounting Officer and Vice President Corporate Finance for Generate Life Sciences, Inc., a $300 million high growth company. In that role, he led Accounting, Finance, Financial Reporting, Treasury/Cash Management, Strategic and Financial Planning, M&A Due Diligence, and other financial responsibilities. Prior to Generate Life Sciences, Mr. Rodriguez served as Vice President of Accounting and Corporate Finance for California Pizza Kitchen, Inc. Mr. Rodriguez holds a Bachelor’s degree in Accounting and a Master’s of Business Administration degree from the University of Southern California and is also a Certified Public Accountant in the State of California.

Christine Chang has served as General Counsel and Chief Compliance Officer since September 8, 2021. Ms. Chang previously served as Vice President - Legal Affairs, Labor Relations and Litigation for Boyd Gaming Corp. From 2014 through August 2020, she served in various capacities as Corporate Counsel, Litigation, Senior Corporate Counsel, Litigation, and Vice President and Chief Counsel, Litigation, for Caesars Entertainment, Inc. Ms. Chang also served as an associate at the law firm of Dentons LLP, from 2008 to 2013. Ms. Chang holds a Bachelor of Arts in Rhetoric from the University of California and a Juris Doctorate from Columbia University.

Website and Availability of Information

Our corporate website is located at hffoodsgroup.com. We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our corporate website for free via the “Investor Relations” section at investors.hffoodsgroup.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into and is not part of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position and/or future financial performance. The risks set forth in this Section 1A are presented as of December 31, 2023 and the period then ended.

Risk Factors Relating to Our Business and Industry

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

The foodservice distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. During 2023, we experienced significantly elevated commodity and supply chain costs including the cost of labor, sourced goods, energy, fuel and other inputs necessary for the distribution of our products, and elevated levels of inflation may continue or worsen. For example, the combination of deflation on chicken pricing and elevated direct labor costs with respect to our chicken processing business contributed to loss of revenue and gross profit margin in that product category.

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

Through early 2021, we saw the impact of COVID-19 in our operations, including significant decreases in sales. While COVID-19 did not significantly impact our operations in 2022 and 2023, the impact of pandemics may have an adverse impact on numerous aspects of our business, financial condition and results of operations including, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, and the global economy and financial markets generally. We cannot predict the duration of future pandemics or future governmental regulations or legislation that may be passed as a result of ongoing or future outbreaks. The impact of pandemics and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by us.

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

In addition, our existing operations are solely in the U.S. The geographic concentration of our operations creates an exposure to economic conditions in the U.S. and any financial downturn in the U.S. could materially adversely affect our financial condition and results of operations.

Competition may increase in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

The foodservice distribution industry, as a whole, in the U.S. is fragmented and highly competitive, with local, regional, multi-regional distributors, and specialty competitors. In addition, we believe that the market participants serving Chinese restaurants are also highly fragmented. Currently, we face competition from smaller and/or dispersed competitors focusing on the niche market serving Chinese/Asian restaurants, especially Chinese takeout restaurants. However, with the growing demand for Chinese cuisines, others are operating, or may begin operating in this niche market in the future. Those potential competitors include: (i) national and regional foodservice distributors, (ii) local wholesalers and brokers, (iii) food retailers, and (iv) farmers’ markets. The national and regional distributors are experienced in operating multiple distribution locations and expanding management, and they have greater marketing and financial resources than we do. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. Conversely, the local wholesalers and brokers are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.

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

Our business has been affected by the COVID-19 pandemic and may in the future be affected by steps taken by the Chinese government to address the COVID-19 pandemic or other pandemics.

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

A significant cybersecurity incident involving our cybersecurity infrastructure may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks. The risk of such an incident can exist whether software services are in our technology systems or are in cloud-based software services. Intrusions and other incidents have occurred, and may occur again, in our systems and in the systems of our suppliers and third-party administrators. Any such incident could result in operational impairments, significant harm to our reputation and financial losses.

A significant cybersecurity incident could affect our data framework or cause a failure to protect the personal information of our customers, suppliers or employees, or sensitive and confidential information regarding our business and could give rise to legal liability and regulatory action under data protection and privacy laws. Any such cybersecurity incident involving our or our suppliers’ cybersecurity infrastructure could have a material adverse effect on our business, results of operations and financial condition.

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

For more information on our related party transactions, see Note 13 - Related Party Transactions in our consolidated financial statements in this Annual Report on Form 10-K.

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

We sell our products based on the cost of such products plus a percent markup. The U.S. government has imposed and continues to propose increased tariffs on certain products imported into the U.S., including products imported from China. Some of our imported products and imported products purchased from domestic brokers are subject to these increased tariffs and accordingly, our purchase costs have increased and may increase further. We may determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to take such action, our customers may reduce their orders from us, which could negatively affect our profitability and operating results.

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

Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. Conflicts such as the Russian invasion of Ukraine in February 2022 and the financial and economic sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response thereto create market disruption and volatility and instability in the geopolitical environment. The extent to which this or similar conflicts escalate and the resulting impact on the global market remains uncertain. We monitor such conflicts, but do not, and cannot, know if any such ongoing geopolitical conflicts will result in broader economic and security concerns or in material implications for our business. These events could have a material adverse effect on our customers, our business partners and our third-party suppliers.

Our current indebtedness may adversely affect our liquidity position and ability of future financing.

As of December 31, 2023, we utilized $58.6 million of the $100 million asset-secured revolving credit facility and $114.4 million of long-term mortgage and equipment loans, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, or react to changes in business and repay other debts. These bank loans contain covenants that restrict our ability to incur additional debt and operate our business. We may not be able to generate a sufficient amount of cash needed to pay interest and principal on our debt facilities or refinance all or a portion of our indebtedness, due to a number of factors, including significant change of economic conditions, market competition, weather conditions, natural disaster, and failure to execute our business plan.

An increase in interest rates could adversely affect our cash flow and financial condition.

Central bank policy interest rates continued to increase in 2023. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and industry demand generally. Rising interest rates may cause credit market dislocations which can impact funding costs.

Additionally, our borrowings bear interest at variable rates and expose us to interest rate risk. Although we monitor and manage this exposure, changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

Impairment charges for goodwill, amortizable intangible assets or other long-lived assets could adversely affect our financial condition and results of operation.

We review our amortizable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate an asset may be impaired. Relevant factors, events and circumstances that affect the fair value of goodwill may include external factors such as macroeconomic, industry, and market conditions, as well as cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets, or other long-lived assets is determined, which would negatively affect our results of operations.

Impairment analysis requires significant judgment by management and the fair value of goodwill, amortizable intangible assets or other long-lived assets are sensitive to changes in key assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally. To the extent that business conditions may deteriorate, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges, which could be material. The Company completed its most recent annual impairment assessment for goodwill as of the last day of the fourth quarter of fiscal year 2023 with no impairments noted.

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
In addition, our common stock has historically experienced price and volume volatility. The market price and volume of our common stock may continue to experience fluctuations not only due to volatile stock market conditions but also due to government regulatory action, tax law updates, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:
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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2023, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2023, and (3) our disclosure controls and procedures were not effective as of December 31, 2023. Please refer to the discussion of these conclusions below, under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

We have taken and will continue to take appropriate actions to remediate such material weakness and inadequate disclosure controls and procedures; however, such continuous measures are still works-in-progress and may not be sufficient to address the material weaknesses identified or ensure that our disclosure controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal controls over financing reporting. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

Future sales of our common stock may cause our stock price to decline.

As of March 22, 2024, there were 52,155,968 shares of our common stock outstanding. Of this number, approximately 52.2 million shares of common stock were freely tradable without restriction, unless the shares were held by our affiliates. The remaining shares of common stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

Zhou Min Ni has significant influence over the Company and may have interests that conflict with those of our other shareholders.

The Company’s former Chairman and Co-CEO Zhou Min Ni, directly and indirectly through the trustee of the trusts established for the benefit of his family, beneficially owns approximately 22% of our common stock. As a result, Mr. Ni has sufficient voting power to significantly influence matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Further, the possibility that Mr. Ni may sell all or a large portion of his common stock in a short period of time could adversely affect the trading price of our common stock. The interests of Mr. Ni may not align with the interests of other holders of our common stock. Mr. Ni’s significant beneficial ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•    authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•    limiting the liability of, and providing indemnification to, our directors and officers;
•    limiting the ability of our stockholders to call and bring business before special meetings;
•    requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•    controlling the procedures for the conduct and scheduling of stockholder meetings.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.
ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company assesses, identifies, and manages cybersecurity risks using a risk management program intended to reduce risks to the Company, its employees, customers and stockholders.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall enterprise risk assessment procedures. Our cybersecurity-specific risk assessment and management procedures help identify cybersecurity threat risks. Our cybersecurity risk assessment program includes the following:

•Annual cybersecurity vulnerability and maturity assessments based on the Center for Internet Security (CIS) Critical Security Controls framework.
•Annual internal/external penetration testing conducted by a third-party offensive security vendor.

A significant cybersecurity incident may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks and could affect our data framework or cause a failure to protect the personal information of our customers, suppliers or employees, or sensitive and confidential information regarding our business and could give rise to legal liability and regulatory action under data protection and privacy laws. The Company describes whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect the Company under the heading “We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers,” in Item 1A of this Annual Report on Form 10-K. To date, there have not been any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its financial condition, results of operations, or business strategies.

Governance

Our Board of Directors oversees our overall risk management strategy. Our information security program is managed by a dedicated Head of Information Technology, who has over twenty years of experience in IT application management, infrastructure and security across a variety of industries including Financial Services, Defense Contracting, Manufacturing and Distribution, whose team is responsible for maintaining our enterprise-wide cybersecurity strategy, policies, standards, architecture and processes. Our program is assessed both internally and externally by third parties, including our virtual Chief Information Security Officer (“vCISO”) partner. Our Head of Information Technology provides reports at least quarterly to our Audit Committee, as well as our Disclosure Committee, which comprises senior management and key stakeholders, as appropriate. The reports provided include updates on our cyber risks and threats, key updates to our information security systems and programs as well as the current threat environment.

ITEM 2.    PROPERTIES.
As of the date of this report, we owned and/or operated eighteen distribution centers and cross-docks with a total of approximately 1.3 million square feet of warehouse space including approximately 400 thousand square feet of refrigerated storage utilizing a mix of leased (31%) and owned (69%) facilities for distribution, warehousing inventory, service and administrative functions. The table below lists the aggregate square footage, by state for these operating facilities as of December 31, 2023.

Location	Number of Facilities	Total Square Feet
Arizona	1	51,000
California	5	295,500
Colorado	1	53,000
Florida	1	136,200
Georgia	1	123,000
Illinois	1	135,000
North Carolina	2	236,000
Texas	2	65,000
Utah	2	81,000
Washington	1	65,000
Virginia	1	43,000
Totals	18	1,283,700
We lease our corporate headquarters located in Las Vegas, Nevada, consisting of approximately 5,000 square feet with a term of 6.5 years that began on March 17, 2021. We also lease office space for a corporate location in Los Angeles, California. We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.
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
In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company have been cooperating with the SEC.
Certain factual findings based on evidence adduced by the Special Investigation Committee during its internal investigation were incorporated into the Company’s restatement filed on January 31, 2023. After the conclusion of its internal investigation, the Special Investigation Committee made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties. The Company has implemented numerous improvements and continues to improve its compliance program. The Company has also instituted structural changes including the appointment of an independent Chairman of the Board to replace the former Co-Chief Executive Officer and Chairman of the Board. In addition, as of January 31, 2023, three other independent directors serve on the Company’s Board of Directors. Our senior executive team now includes a General Counsel and Chief Compliance Officer, a Chief Operations Officer who was hired in May 2022, and a new Chief Financial Officer who joined the Company in August 2022. We also hired a Vice President and Head of Internal Audit in April 2022 who reports directly to the Chief Financial Officer and to the Audit Committee Chair. In November 2022, we hired a Vice President of Compliance and Associate General Counsel, who reports directly to the General Counsel and Chief Compliance Officer.
The Company also created a Special Litigation Committee which determined to pursue claims against certain former officers and directors. As a result, pursuant to the previously disclosed settlement agreement (as amended on November 1, 2023, the “Settlement Agreement”) between the Company and certain parties to the verified stockholder derivative complaint filed by James Bishop in the Court of Chancery of the State of Delaware, on October 16, 2023, the Company received $1.5 million on behalf of Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company (together, the “Ni Defendants”). Subsequently, on December 1, 2023, the Company received 1,997,423 shares (valued at $7.75 million) of the Company’s common stock, based on the closing price of $3.88 on October 13, 2023, plus a cash payment of approximately $0.1 million of accrued interest through the date of payment, in satisfaction of the Ni Defendant’s payment obligations totaling $9.25 million under the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, Mr. Ni, Ms. Wong and Jonathan Ni, the former Chief Financial Officer of the Company, agreed to give up any rights to indemnification or the advancement of fees in connection with the SEC investigation and any actions the SEC might take against them relating to the SEC investigation.
On October 13, 2023, the Company received a “Wells Notice” from the staff of the SEC (the “Wells Notice”) relating to the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law and invites recipients to submit a response if they wish. The Company made a submission in response to the Wells Notice explaining why an enforcement action would not be appropriate. Following that submission, the staff of the SEC determined that it would no longer be recommending that the SEC file an enforcement action against the Company at this time pending a potential agreed-upon resolution between the Company and the SEC. The Company is in negotiations with the SEC over a potential resolution, which could include fines and penalties, but the terms of that settlement are not set and the Company has made no formal offer of settlement to the SEC as of this filing.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are listed for trading on NASDAQ under the symbol “HFFG,” and have been publicly traded since September 7, 2017. Prior to that date, there was no public market for our stock.

Holders of Record

As of March 22, 2024, there were 52,155,968 shares of our common stock outstanding held by 41 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On December 1, 2023, pursuant to the settlement agreement (as amended, the “Settlement Agreement”) between the Company and certain parties to the verified stockholder derivative complaint (the “Delaware Action”) filed by James Bishop in the Court of Chancery of the State of Delaware, the Company received 1,997,423 shares of the Company’s common stock (the “Settlement Shares”), from Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company (together with Mr. Ni, the “Ni Defendants”), in addition to cash. All of the Settlement Shares received as consideration from the Ni Defendants have been placed by the Company in treasury. See Note 16 - Commitments and Contingencies to the consolidated financial statements and Part I – Item 3. – Legal Proceedings in this Annual Report on Form 10-K for more information.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and the Standard and Poor’s Food and Staples Retailing Index from December 31, 2018 to December 31, 2023.

The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2018 and the reinvestment of dividends, as applicable. The cumulative total return on our common stock as presented is not necessarily indicative of future performance.

Total Return Performance
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
HFFG
S&P 500
S&P Food and Staples Retailing

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
HF Foods Group Inc.	$100	$147	$57	$64	$31	$40
S&P 500	$100	$131	$156	$200	$164	$207
S&P Food and Staples Retailing Index	$100	$127	$148	$185	$166	$192

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about our business, the results of operations, financial condition, liquidity and capital resources of HF Foods Group Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Part II – Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Overview

We market and distribute Asian specialty food products, seafood, fresh produce, frozen and dry food, and non-food products primarily to Asian restaurants and other foodservice customers throughout the United States. HF Foods was formed through a merger between two complementary market leaders, HF Foods Group Inc. and B&R Global.

On December 30, 2021, HF Foods acquired a leading seafood supplier, the Great Wall Group, resulting in the addition of three distribution centers, located in Illinois and Texas (the “Great Wall Acquisition”).

On April 29, 2022, HF Foods acquired substantially all of the assets of Sealand Food, Inc. (the “Sealand Acquisition”), one of the largest frozen seafood suppliers servicing the Asian/Chinese restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. See Note 7 - Acquisitions to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding recent acquisitions.

We have grown our distribution network to eighteen distribution centers and cross-docks servicing forty-six states and covering approximately 95% of the contiguous United States with a fleet of over 400 refrigerated vehicles. Capitalizing on our deep understanding of the Chinese culture, with over 1,000 employees and subcontractors and supported by two call centers in China, we have become a trusted partner serving approximately 15,000 Asian restaurants, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian and Chinese restaurants in need of high-quality and specialized food ingredients at competitive prices.

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

The definition of EBITDA and Adjusted EBITDA may not be the same as similarly titled measures used by other companies in the industry. EBITDA and Adjusted EBITDA are not defined under GAAP and are subject to important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of HF Foods’ results as reported under GAAP. For example, Adjusted EBITDA:

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

Financial Review

Highlights for 2023 included:

•Net revenue: Net revenue was $1,148.5 million in 2023, compared to $1,170.5 million in 2022, a decrease of $22.0 million, or 1.9%. This decrease was primarily attributable to deflationary pricing in imported frozen seafood, Asian Specialty, poultry, and, to a lesser extent, the exit of our chicken processing businesses.

•Gross profit: Gross profit was $204.0 million in 2023 compared to $205.5 million in 2022, a decrease of $1.5 million, or 0.7%. The decrease was primarily attributable to lower revenue. Gross profit margin of 17.8% for 2023 increased from 17.6% in the prior year.

•Distribution, selling and administrative expenses: Distribution, selling and administrative expenses increased by $0.1 million, or 0.1%, mainly due to settlement amounts received partially offset by an increase in payroll and related labor costs as well as insurance costs. During 2023, we received legal settlements amounts totaling $9.25 million and $1.7 million, of which we paid $0.9 million, for a net settlement totaling $10.0 million. These net settlement amounts were recorded as a reduction of distribution, selling and administrative expenses. Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.0% in 2023 from 16.7% in 2022, primarily due to the costs disclosed above combined with the decrease in revenue year over year.

•Net (loss) income attributable to HF Foods Group Inc.: Net loss attributable to HF Foods Group Inc. was $2.2 million in 2023 compared to net income of $0.5 million in 2022. The decrease of $2.6 million was primarily driven by a decrease in our income from operations of $1.6 million, an increase in interest expense of $4.0 million, a change in fair value of interest rate swap contracts of $2.4 million, and a change in other income of $0.7 million, partially offset by a favorable change in lease guarantee expense of $6.1 million.

•Exit of chicken processing businesses: During the second half of 2023, we exited both of our low margin chicken processing businesses on the east and west coast as part of our commitment to refocusing on our core business.

Results of Operations

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,		Change
($ in thousands)	2023	2022	Amount
Net revenue	$1,148,493	$1,170,467	$(21,974)
Cost of revenue	944,462	964,955	(20,493)
Gross profit	204,031	205,512	(1,481)
Distribution, selling and administrative expenses	195,062	194,953	109
Income from operations	8,969	10,559	(1,590)
Interest expense	11,478	7,457	4,021
Other income	(1,091)	(1,829)	738
Change in fair value of interest rate swap contracts	1,580	(817)	2,397
Lease guarantee (income) expense	(377)	5,744	(6,121)
(Loss) income before income taxes	(2,621)	4	(2,625)
Income tax expense (benefit)	41	(231)	272
Net (loss) income and comprehensive (loss) income	(2,662)	235	(2,897)
Less: net loss attributable to noncontrolling interests	(488)	(225)	(263)
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(2,174)	$460	$(2,634)
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue	82.2%	82.4%
Gross profit	17.8%	17.6%
Distribution, selling and administrative expenses	17.0%	16.7%
Income from operations	0.8%	0.9%
Interest expense	1.0%	0.6%
Other income	(0.1)%	(0.2)%
Change in fair value of interest rate swap contracts	0.1%	(0.1)%
Lease guarantee expense	—%	0.5%
(Loss) income before income taxes	(0.2)%	—%
Income tax expense (benefit)	—%	—%
Net (loss) income and comprehensive (loss) income	(0.2)%	—%
Less: net loss attributable to noncontrolling interests	—%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(0.2)%	—%

Net Revenue

Net revenue for the year ended December 31, 2023 decreased by $22.0 million, or 1.9%, compared to the same period in 2022. This decrease was primarily attributable to deflationary pricing product categories such as frozen seafood, poultry, Asian Specialty and packaging. The revenue decrease due to pricing was partially offset by higher volume and the Seafood revenue generated due to the Sealand Acquisition which has a full year of revenue in 2023 compared to a partial year in 2022.

Gross Profit

Gross profit was $204.0 million for the year ended December 31, 2023 compared to $205.5 million in the same period in 2022, a decrease of $1.5 million, or 0.7%. The gross profit decrease was primarily attributable to decreases in revenue from Meat and Poultry, and to a lesser extent, Packaging and Other, partially offset by the increased revenue from Asian Specialty, the additional Seafood revenue generated due to the Sealand Acquisition and the successful execution of our Seafood centralized purchasing program. During the year ended December 31, 2023, poultry pricing came down from the elevated levels we benefited from during the same period in 2022. Gross profit margin for 2023 of 17.8% increased from 17.6% in the prior year.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $195.1 million for the year ended December 31, 2023 remained consistent with prior year expenses of $195.0 million. For 2023, there was a decrease in professional fees as a result of the net settlement amounts received totaling $10.0 million, partially offset by increases of $7.3 million in payroll and related labor costs, inclusive of the additional costs due to the Sealand Acquisition, and $2.0 million in insurance related costs. Professional fees decreased $12.9 million, or $2.9 million net of the settlement amounts received, to $13.9 million for the year ended December 31, 2023, from $26.8 million for the year ended December 31, 2022. In addition, we recognized an asset impairment of $1.2 million related to the exit of our chicken processing facility. Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.0% for the year ended December 31, 2023 from 16.7% in the same period in 2022, primarily due to the costs disclosed above combined with the decrease in revenue year over year.

Interest Expense

Interest expense for the year ended December 31, 2023 increased by $4.0 million or 53.9%, compared to the year ended December 31, 2022, primarily due to a sharply higher interest-rate environment. Average floating interest rates on our floating-rate debt for the year ended December 31, 2023 increased by approximately 3.4% on the line of credit and 3.4% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2022. Our average daily line of credit balance decreased by $10.2 million, or 18.5%, to $44.9 million for the year ended December 31, 2023 from $55.0 million for the year ended December 31, 2022, and our average daily JPMorgan Chase mortgage-secured term loan balance increased by $6.5 million, or 6.4%, to $108.6 million for the year ended December 31, 2023 from $102.1 million for the year ended December 31, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) was an income tax expense of approximately $41,000 for the year ended December 31, 2023, compared to income tax benefit of $0.2 million for the year ended December 31, 2022, primarily due to the impact of non-deductible items, change in valuation allowance, and state taxes, partially offset by the expiration of the statute of limitations in relation to unrecognized tax benefits, tax credits, and other tax adjustments during the year ended December 31, 2023.

Net (Loss) Income Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $2.2 million for the year ended December 31, 2023, compared to net income of $0.5 million for the year ended December 31, 2022. The decrease of $2.6 million was primarily driven by a decrease in our income from operations of $1.6 million, an increase in interest expense of $4.0 million, a change in fair value of interest rate swap contracts of $2.4 million, and a change in other income of $0.7 million, partially offset by a favorable change in lease guarantee expense of $6.1 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Year Ended December 31,		Change
($ in thousands)	2023	2022	Amount
Net (loss) income	$(2,662)	$235	$(2,897)
Interest expense	11,478	7,457	4,021
Income tax expense (benefit)	41	(231)	272
Depreciation and amortization	25,918	24,936	982
EBITDA	34,775	32,397	2,378
Lease guarantee (income) expense	(377)	5,744	(6,121)
Change in fair value of interest rate swap contracts	1,580	(817)	2,397
Stock-based compensation expense	3,352	1,257	2,095
Business transformation costs (1)	929	—	929
Acquisition-related costs	—	1,130	(1,130)
Other non-routine expense (2)	3,124	—	3,124
Asset impairment charges	1,200	422	778
Adjusted EBITDA	$44,583	$40,133	$4,450
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of approximately $15.2 million, checks issued not presented for payment of $4.5 million and access to approximately $37.6 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of December 31, 2023.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Effective as of April 20, 2023, we and certain parties to the Delaware Action reached an agreement to settle the Delaware Action on the terms and conditions set forth in a binding term sheet (the “Binding Term Sheet”), which was incorporated into a long-form settlement agreement on May 5, 2023 and filed with the Court of Chancery on May 8, 2023. The Binding Term Sheet provided for, among other things, the dismissal of the Delaware Action with prejudice, thereby resolving all existing and potential liability against all named defendants in the Delaware Action, in exchange for Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company, making a payment to the Company in the sum of $9.25 million (the “Settlement Amount”). The full terms of the settlement of the Delaware Action were incorporated into the long-form settlement agreement, which was subject to approval of the Court of Chancery (as amended on November 1, 2023, the “Settlement Agreement”). On September 8, 2023, the Court of Chancery approved the proposed settlement and an application by Bishop’s counsel for an award of attorneys’ fees and expenses.

On October 16, 2023, after approval of the settlement had become final, the Ni Defendants paid the Company $1.5 million of the Settlement Amount. On December 1, 2023, the Company received 1,997,423 shares of the Company’s common stock as consideration for the remaining $7.75 million balance due under the Settlement Agreement. All of the shares of Company common stock received as consideration for the Settlement have been placed by the Company in treasury. Please refer to Part I. Item 3. Legal Proceedings in this Annual Report on Form 10-K and Note 16 - Commitments and Contingencies to the consolidated financial statements herein for additional information.

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

As of December 31, 2023, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(In thousands)	2023	2022	Change
Net cash provided by operating activities	$15,804	$31,284	$(15,480)
Net cash used in investing activities	(1,514)	(50,786)	49,272
Net cash (used in) provided by financing activities	(23,347)	28,999	(52,346)
Net (decrease) increase in cash and cash equivalents	$(9,057)	$9,497	$(18,554)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities decreased by $15.5 million, or 49%, primarily due to the timing of working capital outlays. During the year ended December 31, 2023, we implemented new enterprise accounting and finance applications, which modified our accounts receivable, accounts payable and treasury processes. As a result of this transformation, we significantly paid down our accounts payable, which negatively impacted our net cash provided by operating activities.

Investing Activities

Net cash used in investing activities decreased by $49.3 million, or 97%, primarily due to payments related to acquisitions in the year ended December 31, 2022.

Financing Activities

Net cash (used in) provided by financing activities decreased by $52.3 million to $23.3 million used in financing activities primarily due to the reduction in proceeds from long-term debt for the year ended December 31, 2023. In addition, checks issued not presented for payment decreased significantly for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the reduction in checks issued as a result of our new enterprise accounting and finance applications.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, inventory reserves, impairment of long-lived assets, impairment of goodwill, and the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired. We have concluded we are one reporting unit for purposes of testing goodwill for impairment.

We review the carrying value of goodwill whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by ASC Topic 350, Intangibles — Goodwill and Other. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a sustained decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

As a result of our 2023 financial performance in comparison to previous forecasts, combined with our level of stock price, we performed a quantitative impairment assessment. A quantitative goodwill impairment analysis requires valuation of the respective reporting unit, which requires complex analysis and judgment. We use a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margin, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

The results of testing as of December 31, 2023, concluded that the estimated fair value exceeded carrying value, and no impairment existed as of that date. In addition, we corroborated the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on our market capitalization. Our market capitalization is calculated using the number of common shares issued and common stock publicly traded price. We also consider the amount of headroom for the reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. The fair value of the reporting unit exceeded the reporting unit carrying value by approximately $10%, or $45.0 million. No goodwill impairment was recorded for the year ended December 31, 2023. See Note 8 - Goodwill and Acquired Intangible Assets to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that would reasonably likely occur. Assuming all other assumptions and inputs used in the fair value analysis are held constant, a 100 basis point increase in the discount rate assumption, a 1x decrease in the respective EBITDA multiple assumptions, a 25 basis point decrease in the gross profit margin assumption, and a 50 basis point decrease in the long-term revenue growth rate assumption would result in a decrease in the fair value of our reporting unit of approximately $14.8 million, $36.9 million, $8.4 million, and $22.6 million, respectively. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a prolonged decline occurs in the market price of our common stock, it may cause a change in the results of the impairment assessment and, as such, could result in an impairment of goodwill.

Impairment of Long-lived Assets

We assess our long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows which the assets or asset groups are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value.

We impaired machinery used in the operations within HF Foods Industrial, Inc. and recognized impairment expense of $1.2 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023. We impaired our acquired developed technology attributable to Syncglobal, Inc. and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 9 - Derivative Financial Instruments to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

As of December 31, 2023, our aggregate floating rate debt’s outstanding principal balance without hedging was $60.8 million, or 35.2% of total debt, consisting primarily of our revolving line of credit (see Note 10 - Debt to the consolidated financial statements in this Annual Report on Form 10-K). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 64.8% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in 2023 decreased in comparison to average prices in 2022, decreasing 15.5% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HF Foods Group Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 26, 2024, expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidated Financial Statements - Impact of Control Environment and Information Technology General Controls

As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2023. These material weaknesses included ineffective information technology general controls (ITGCs), and ineffective controls over certain non-routine transactions, significant management estimates, and financial reporting. The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, the Company’s ability to (i) design and maintain an effective control environment, including maintaining a sufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls, (ii) design and maintain effective ITGCs for certain information systems relevant to the preparation of the financial statements, and (iii) design and maintain effective controls over financial reporting.

We identified a critical audit matter over the completeness and accuracy of the consolidated financial statements. The ineffective control environment, including the ineffective ITGCs resulted in several material weaknesses. Designing the appropriate procedures and evaluating audit evidence to ensure the completeness and accuracy of the consolidated financial statements, including higher risk areas, with an ineffective control environment, required especially challenging and subjective auditor judgment due to the increased extent of audit effort including the need to modify the nature and extent of audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:
•Performing incremental procedures over material financial statement accounts such as revenue and receivables by i) increasing the sample sizes to perform certain audit procedures and ii) lowering the testing thresholds and for journal entries by expanding the types of entries to be tested.
•Evaluating the impact of improper segregation of duties and designing incremental procedures over disbursements.
•Manually testing the completeness and accuracy of information provided by the Company and increasing the extent of our testing for items to be selected and agreed to source documents.

Goodwill Impairment – Valuation of Reporting Unit

As disclosed in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $85.1 million as of December 31, 2023. There is only one reporting unit at December 31, 2023. Goodwill is tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate that goodwill might be impaired. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. A change in underlying assumptions could cause a change in the results of the impairment test and, as such, could cause fair value to be less than the carrying amount and result in an impairment of goodwill in the future. In connection with the annual impairment test completed as of December 31, 2023 using the quantitative goodwill impairment assessment, the Company determined the fair value of the reporting unit, using an average of the income approach, specifically, the discounted cash flow method, and market approaches, specifically, the comparable public company analysis and comparable acquisition analysis methods. The income approach uses a discounted cash flow model that reflects management significant assumptions that mainly related to revenue growth rates, gross profit margins and a discount rate. The comparable public company and comparable acquisition analysis methods apply a market multiple assumption to the Company’s EBITDA to calculate fair value. The fair value of the Company’s reporting unit exceeded the carrying value, and therefore the Company concluded no impairment was required to be recorded during the year ended December 31, 2023.

We identified certain assumptions used in the valuation of goodwill for the reporting unit as a critical audit matter. Management’s determination of the fair value of the reporting unit required the use of significant judgment due to the subjectivity and uncertainty of the revenue growth rates, gross profit margins and discount rate assumptions used in the income approach, and the EBITDA multiple assumption used in the comparable public company analysis and comparable acquisition analysis approaches. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the forecasted revenue and gross profit margins by: 1) evaluating the consistency of the revenue growth rates and gross profit margins with historical results, ii) evaluating the consistency of the revenue growth rates and gross profit margins with the Company’s objectives and strategies, and iii) comparing the forecasted revenue growth rates and gross profit margins with external market data and evidence obtained in other areas of the audit.
•Utilizing personnel with specialized knowledge and skill with valuation to assist in assessing the reasonableness of the discount rate incorporated in the income approach and the EBITDA multiples incorporated in the comparable company analysis and comparable acquisition analysis approaches.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.
Troy, Michigan
March 26, 2024

HF Foods Group Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$15,232	$24,289
Accounts receivable, net of allowances of $2,119 and $1,442	47,524	44,186
Accounts receivable - related parties	308	213
Inventories	105,618	120,291
Prepaid expenses and other current assets	10,145	8,937
TOTAL CURRENT ASSETS	178,827	197,916
Property and equipment, net	133,136	140,330
Operating lease right-of-use assets	12,714	14,164
Long-term investments	2,388	2,679
Customer relationships, net	147,181	157,748
Trademarks, trade names and other intangibles, net	30,625	36,343
Goodwill	85,118	85,118
Other long-term assets	6,531	3,231
TOTAL ASSETS	$596,520	$637,529
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$4,494	$21,946
Line of credit	58,564	53,056
Accounts payable	51,617	55,515
Accounts payable - related parties	397	1,529
Current portion of long-term debt, net	5,450	6,266
Current portion of obligations under finance leases	1,749	2,254
Current portion of obligations under operating leases	3,706	3,676
Accrued expenses and other liabilities	17,287	19,648
TOTAL CURRENT LIABILITIES	143,264	163,890
Long-term debt, net of current portion	108,711	115,443
Obligations under finance leases, non-current	11,229	11,441
Obligations under operating leases, non-current	9,414	10,591
Deferred tax liabilities	29,028	34,443
Other long-term liabilities	6,891	5,472
TOTAL LIABILITIES	308,537	341,280
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,153,391 and 53,813,777 shares issued and 52,155,968 and 53,813,777 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of December 31, 2023, and zero shares as of December 31, 2022	(7,750)	—
Additional paid-in capital	603,094	598,322
Accumulated deficit	(308,688)	(306,514)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	286,661	291,813
Noncontrolling interests	1,322	4,436
TOTAL SHAREHOLDERS’ EQUITY	287,983	296,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$596,520	$637,529
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue - third parties	$1,142,648	$1,163,525	$787,829
Net revenue - related parties	5,845	6,942	9,055
TOTAL NET REVENUE	1,148,493	1,170,467	796,884

Cost of revenue - third parties	938,815	958,775	636,253
Cost of revenue - related parties	5,647	6,180	9,119
TOTAL COST OF REVENUE	944,462	964,955	645,372

GROSS PROFIT	204,031	205,512	151,512

Distribution, selling and administrative expenses	195,062	194,953	122,030
INCOME FROM OPERATIONS	8,969	10,559	29,482

Interest expense	11,478	7,457	4,091
Other income	(1,091)	(1,829)	(508)
Change in fair value of interest rate swap contracts	1,580	(817)	(1,425)
Lease guarantee (income) expense	(377)	5,744	—
(LOSS) INCOME BEFORE INCOME TAXES	(2,621)	4	27,324

Income tax expense (benefit)	41	(231)	4,503
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	(2,662)	235	22,821

Less: net (loss) income attributable to noncontrolling interests	(488)	(225)	676
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$(2,174)	$460	$22,145

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.04)	$0.01	$0.43
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.04)	$0.01	$0.43
WEIGHTED AVERAGE SHARES - BASIC	53,878,237	53,757,162	51,918,323
WEIGHTED AVERAGE SHARES - DILUTED	53,878,237	53,863,448	52,091,822
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,662)	$235	$22,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	25,918	24,936	19,126
Treasury stock received via legal settlement	(7,750)	—	—
Asset impairment charges	1,200	422	—
Gain from disposal of property and equipment	(362)	(1,327)	(1,636)
Provision for credit losses	701	82	(433)
Deferred tax benefit	(5,415)	(5,012)	(6,870)
Change in fair value of interest rate swap contracts	1,580	817	(1,425)
Stock-based compensation	3,352	1,257	635
Non-cash lease expense	4,033	4,442	861
Lease guarantee expense	(377)	5,744	—
Other non-cash expense (income)	493	(266)	(85)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable	(4,039)	(8,577)	(10,999)
Accounts receivable - related parties	(95)	36	1,020
Inventories	14,673	(3,755)	(19,426)
Advances to suppliers - related parties	—	—	197
Prepaid expenses and other current assets	(1,069)	(4,008)	(944)
Other long-term assets	(3,418)	(1,199)	(1,337)
Accounts payable	(3,898)	15,207	12,978
Accounts payable - related parties	(1,132)	(412)	(365)
Operating lease liabilities	(3,730)	(4,408)	(724)
Accrued expenses and other liabilities	(2,199)	7,070	4,115
Net cash provided by operating activities	15,804	31,284	17,509
Cash flows from investing activities:
Purchase of property and equipment	(3,514)	(6,287)	(2,205)
Proceeds from sale of property and equipment	2,000	7,794	3,246
Payment made for acquisition of Sealand	—	(34,848)	—
Payment made for acquisition of Great Wall Group	—	(17,445)	(37,841)
Payment made for acquisition of noncontrolling interests	—	—	(5,000)
Settlement of interest rate swap contracts	—	—	718
Net cash used in investing activities	(1,514)	(50,786)	(41,082)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(394)	—	—
Checks issued not presented for payment	(17,452)	4,112	2,994
Proceeds from line of credit	1,237,101	1,200,996	857,304
Repayment of line of credit	(1,231,647)	(1,203,112)	(820,422)
Proceeds from long-term debt	—	45,956	—
Repayment of long-term debt	(7,591)	(11,336)	(6,599)
Payment of debt financing costs	—	(544)	—
Repayment of obligations under finance leases	(2,480)	(2,626)	(2,135)
Repayment of promissory note payable - related party	—	(4,500)	(2,500)
Proceeds from noncontrolling interests shareholders	—	240	480
Cash distribution to shareholders	(884)	(187)	(338)
Net cash (used in) provided by financing activities	(23,347)	28,999	28,784
Net (decrease) increase in cash	(9,057)	9,497	5,211
Cash at beginning of the period	24,289	14,792	9,581
Cash at end of the period	$15,232	$24,289	$14,792
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow data:
Cash paid for interest	$10,407	$6,230	$3,177
Cash paid for income taxes	4,040	8,655	9,527
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,583	$6,815	$10,983
Property acquired in exchange for finance leases	1,763	1,272	8,947
Treasury stock received via legal settlement	7,750	—	—
Acquisition of noncontrolling interests	1,652	—	—
Note receivable related to property and equipment sales	300	—	257
Intangible asset acquired in exchange for noncontrolling interests	—	566	—
Common stock issued for consideration of acquisition of Great Wall Group	—	—	14,541
Deferred consideration from Great Wall Acquisition	—	—	17,330
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	51,913,411	$5	—	$—	$587,579	$(328,429)	$259,155	$4,367	$263,522
Net income	—	—	—	—		22,145	22,145	676	22,821
Acquisition of noncontrolling interest	—	—	—	—	(3,856)	—	(3,856)	(1,144)	(5,000)
Acquisition of Great Wall Group by issuance of common stock	1,792,981	—	—	—	12,869	—	12,869	—	12,869
Capital contribution by shareholders	—	—	—	—	—	—	—	480	480
Distribution to shareholders	—	—	—	—	—	—	—	(338)	(338)
Stock-based compensation	—	—	—	—	635	—	635	—	635
Balance at December 31, 2021	53,706,392	$5	—	$—	$597,227	$(306,284)	$290,948	$4,041	$294,989
Cumulative effect of adoption of CECL (ASU 2016-13)	—	—	—	—	—	(690)	(690)	—	(690)
Balance at January 1, 2022	53,706,392	$5	—	—	$597,227	$(306,974)	$290,258	$4,041	$294,299
Net income (loss)	—	—	—	—	—	460	460	(225)	235
Capital contribution by shareholders	—	—	—	—	—	—	—	806	806
Issuance of common stock pursuant to equity compensation plan	139,239	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(31,854)	—	—	—	(162)	—	(162)	—	(162)
Distribution to shareholders	—	—	—	—	—	—	—	(186)	(186)
Stock-based compensation	—	—	—	—	1,257	—	1,257	—	1,257
Balance at December 31, 2022	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net income (loss)	—	—	—	—	—	(2,174)	(2,174)	(488)	(2,662)
Issuance of common stock pursuant to equity compensation plan	391,983	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(52,369)	—	—	—	(232)	—	(232)	—	(232)
Treasury stock received via legal settlement	—	—	1,997,423	(7,750)	—	—	(7,750)	—	(7,750)
Distribution to shareholders	—	—	—	—	—	—	—	(884)	(884)
Dissolution of noncontrolling interests	—	—	—	—	1,652	—	1,652	(1,742)	(90)
Stock-based compensation	—	—	—	—	3,352	—	3,352	—	3,352
Balance at December 31, 2023	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Organization and General

HF Foods Group Inc. and subsidiaries (collectively “HF Foods”, or the “Company”) is an Asian foodservice distributor that markets and distributes fresh produce, seafood, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the United States. The Company's business consists of one operating segment, which is also its one reportable segment: HF Foods, which operates solely in the United States. The Company's customer base consists primarily of Chinese and Asian restaurants, and it provides sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

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

See Note 7 - Acquisitions for additional information on the Great Wall Group and Sealand acquisitions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements for 2023 include the accounts of HF Foods, and for 2022 and 2021, the accounts of HF Foods and certain variable interest entities for which the Company was the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interest in its consolidated statements of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

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

As of and for the year ended December 31, 2023, the Company has one VIE, AnHeart, Inc. (“AnHeart”), for which the Company is not the primary beneficiary and therefore does not consolidate. The Company did not incur expenses from VIEs and did not have any sales to or income from any VIEs during the years ended December 31, 2023 and 2022. See Note 16 - Commitments and Contingencies for additional information on AnHeart.

For the years ended December 31, 2022 and 2021, the Company had both VIEs for which it was not the primary beneficiary and therefore did not consolidate, and VIEs for which it was the primary beneficiary and did consolidate. The VIEs are summarized as follows:

•Consolidated VIEs (collectively "Consolidated VIEs"):
•FUSO Trucking LLC (“FUSO”) – Dissolved in 2022
•8 staffing agencies (collectively, the “Staffing Agencies”) – Suppliers of staffing services through 2021:
◦Anfu, Inc.
◦Anshun, Inc.
◦Inchoi, Inc.
◦Malways, Inc.
◦Rousafe
◦S&P
◦SNP
◦Suntone

•Unconsolidated VIEs (collectively "Unconsolidated VIEs"):
•Revolution Industry, LLC (“Revolution Industry”) – Supplier of goods (until March 2021)
•UGO USA, Inc. (“UGO”) – Supplier of online goods, customer, and lessee (until April 2021)
•AnHeart, Inc. (“AnHeart”)

Consolidated VIEs

FUSO

FUSO was established solely to provide exclusive trucking services to the Company and was dissolved in 2022. The entity lacked sufficient equity to finance its activities without additional subordinated financial support from the Company, and the Company had the power to direct the VIEs’ activities. In addition, the Company received economic benefits from the entity and concluded that the Company was the primary beneficiary. The carrying amounts of the assets, liabilities, the results of operations and cash flows of the VIE included in the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows were immaterial.

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

Revolution Industry and UGO are also related parties and were generally the Company’s suppliers or customers and the Company did not have other involvement with these entities. Therefore, the Company’s exposure to loss due to its involvement with these entities was limited to amounts due from these entities, which was included in Accounts receivable – related parties. The Company did not have any guarantees, commitments, or other forms of financing with these entities. All transactions with Revolution Industry and UGO ceased in 2021. Related party transactions with Revolution Industry and UGO are disclosed in Note 13 - Related Party Transactions.

AnHeart

AnHeart was previously a subsidiary of the Company designed to sell traditional Chinese medicine, sold to a third-party in February 2019. As discussed in Note 6 - Leases, after the sale, the Company continued to provide a guarantee for all rent and related costs associated with two leases of AnHeart in Manhattan, New York. The Company has determined that AnHeart is a VIE as a result of the guarantee. However, the Company concluded it is not the primary beneficiary of AnHeart because it does not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. Please refer to Note 6 - Leases for additional information regarding the Company's maximum exposure to loss related to AnHeart.

The Company did not have any sales to or rental income from any of the other VIEs during the three years ended December 31, 2023.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2023 and December 31, 2022, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at December 31, 2023	December 31, 2023	December 31, 2022
HF Foods Industrial, LLC ("HFFI") (a)	45.00%	$(759)	$204
Min Food, Inc.	39.75%	1,715	1,704
Monterey Food Service, LLC	35.00%	366	452
Ocean West Food Services, LLC (b)	—%	—	1,986
Syncglobal Inc. (c)	—%	—	90
Total		$1,322	$4,436
_________________
(a)During the year ended December 31, 2023, the Company exited HFFI operations. Accordingly, the machinery used in HFFI operations was impaired and subsequently sold. See Note 4 - Balance Sheet Components for additional information.
(b)Effective June 30, 2023, Ocean West Food Services, LLC (“Ocean West”) became a wholly-owned subsidiary of the Company. In accordance with ASC Topic 810 (“ASC 810”), Consolidation, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. No gain or loss was recognized. As a result of this transaction, noncontrolling interests of $1.7 million was reclassified to additional paid-in capital on the consolidated balance sheets.
(c)During the year ended December 31, 2023 the Company ceased operations of Syncglobal Inc. and dissolved the entity.

Uses of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, inventory reserves, impairment of long-lived assets, impairment of goodwill, and the purchase price allocation and fair value of assets and liabilities acquired with respect to business combinations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or shorter as cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had no cash equivalents. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in checks issued not presented for payment in current liabilities in the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for expected credit losses in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for expected credit losses based on a combination of factors. The Company maintains an allowance for expected credit losses based on historic collection trends, write-offs and the aging of receivables. The Company uses specific criteria to determine uncollectible receivables to be written off, including, bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of December 31, 2023 and December 31, 2022, allowances for expected credit losses were $2.1 million and $1.4 million, respectively.

Inventories

The Company’s inventories, consisting mainly of food and other foodservice-related products, are considered finished goods. Inventory costs, including the purchase price of the product and freight charges to deliver it to the Company’s warehouses, are net of certain cash consideration received from vendors, primarily in the form of rebates. The Company adjusts its inventory balance for slow-moving, excess and obsolete inventories to the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items, and overall economic conditions. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

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

Leasehold improvements are amortized over the shorter of the useful life of those leasehold improvements and the remaining lease term.

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

Software Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes certain computer software licenses and software implementation costs related to developing or obtaining computer software for internal use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to five year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $5.1 million as of December 31, 2023 and zero as of December 31, 2022, and are included in other long-term assets on the consolidated balance sheets.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

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

The Company's policy is to test goodwill for impairment annually on the last day of the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, or at management’s discretion, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2023 and December 31, 2022, the Company has one reporting unit for purposes of testing goodwill for impairment. See Note 8 - Goodwill and Acquired Intangible Assets for additional information.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, discount rate, and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company also considers the use of market approaches, such as the comparable public company analysis and comparable acquisitions analysis, to estimate the fair value of the reporting unit. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amount and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in an impairment of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

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

The Company did not record any impairment loss on its long-term investments during the years ended December 31, 2023, 2022 and 2021.

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of an asset or asset group is measured by comparison of its carrying amount to future undiscounted cash flows the asset or asset group is expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or asset group exceeds its fair value.

The Company impaired machinery related to HFFI and recognized impairment expense of $1.2 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023. The Company fully impaired its acquired developed technology associated with the Syncglobal joint venture and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. Fair value was determined using Level 3 inputs at the time of impairment. The Company did not record any impairment loss on its long-lived assets during the year ended December 31, 2021.

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

The Company establishes reserves for anticipated losses and expenses related to auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the liability, the Company specifically reviews all known claims and records a liability based upon the Company’s best estimate of the amount to be paid. In making the estimate, the Company considers the amount and validity of the claim, as well as the Company’s past experience with similar claims. In establishing the reserve for claims incurred but not reported, the Company considers its past claims history, including the length of time it takes for claims to be reported to the Company. These reserves are periodically reviewed and adjusted to reflect the Company’s experience and updated information relating to specific claims. As of December 31, 2023 and December 31, 2022, the Company has recorded a self-insurance liability of $1.7 million and $1.3 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue from the sale of products when control of each product passes to the customer and the customer accepts the goods, which occurs at delivery. The majority of customer orders are fulfilled within a day and customer payment terms are typically thirty days or less from invoice date. Our 100% satisfaction guarantee permits our customers to reject part of the order or the entire order within twenty-four hours of receipt without any penalty. Sales taxes invoiced to customers and remitted to government authorities are excluded from net sales.

The Company follows ASC Topic 606, Revenue from Contracts with Customers. The Company recognizes revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The Company’s revenue streams are recognized at a specific point in time.

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

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $76.0 million, $83.7 million and $58.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and includes estimates for labor associated with shipping and handling activities.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Based on our assessment, it is more likely than not that most of the net deferred tax assets will be realized through future taxable income. Management has established a valuation allowance against certain deferred taxes attributable to the Company's subsidiary, HFFI. Management believes the realization of these deferred tax assets will be limited as the Company exited HFFI operations during the year ended December 31, 2023. As such, the Company has recorded a valuation allowance of $0.7 million on the deferred tax assets of HFFI. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.

The Company records uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”), on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 12 - Income Taxes for additional information.

The Company adopted ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, on January 1, 2021. ASU 2019-12 is intended to simplify various aspects related to managerial accounting for income taxes. The adoption had no material impact on the Company's consolidated financial statements.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) published the Tax Challenges Arising from the Global Anti-Base Erosion Model Rules (“Pillar Two”), also referred to as the GloBE Rules or Pillar Two. The rules are designed to ensure large multinational enterprises (“MNEs”) pay a minimum level of tax (15%) on income of each jurisdiction and are expected to be effective for the first time in January 2024. The legislation applies to MNEs with annual consolidated group revenues of at least €750 million if at least one jurisdiction in which the MNE operates has enacted tax laws in accordance with the Pillar Two framework. The Company continues to monitor the effects of Pillar Two but does not believe it will have a material impact on the financial statements provided that the Company currently has no foreign operations that would be expected to result in the application of Pillar Two.

Leases

The Company accounts for leases following ASC Topic 842, Leases ("ASC 842"). The Company determines if an arrangement is a lease at inception and also considers classification of leases as operating or finance. Operating leases are included in operating lease ROU assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under finance leases, and obligations under finance leases, non-current on the consolidated balance sheets.

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

Derivative Financial Instruments

In accordance with the guidance in ASC Topic 815, Derivatives and Hedging ("ASC 815"), derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("IRS") contracts as hedges for accounting treatment. Pursuant to GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the consolidated statements of operations and comprehensive income (loss). Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.

Concentrations and Credit Risk

Credit risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company maintains cash balances with banks which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. In 2021, former co-CEO Zhou Min Ni resigned, and Xiao Mou Zhang assumed the role of sole CEO and sole Chief Operating Decision Maker ("CODM"). The CODM, reviews operating results and makes resource allocations on a consolidated basis and thus the Company has concluded it has one operating and reportable segment.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was further amended in November 2019 in “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The Company adopted this ASU within the annual reporting period ending as of December 31, 2022. The adoption of this guidance resulted in an adjustment to retained earnings of $0.7 million as of January 1, 2022 as evidenced in the Company’s consolidated statements of changes in shareholders’ equity.

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The impact of the adoption of this ASU is not expected to have a material effect on the Company’s financial position, or operations, however, the Company is currently evaluating the impact of this standard on its disclosures to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Note 3 - Revenue

The following table presents the Company's net revenue disaggregated by principal product categories:

	Year Ended December 31,
($ in thousands)	2023		2022		2021
Seafood	$361,219	31%	$354,220	30%	$123,808	16%
Asian Specialty	305,466	27%	299,215	26%	236,489	29%
Meat and Poultry	215,789	19%	238,276	20%	214,504	27%
Fresh Produce	123,202	11%	126,560	11%	103,168	13%
Packaging and Other	71,245	6%	84,489	7%	69,187	9%
Commodity	71,572	6%	67,707	6%	49,728	6%
Total	$1,148,493	100%	$1,170,467	100%	$796,884	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$49,643	$45,628
Less: allowance for expected credit losses	(2,119)	(1,442)
Accounts receivable, net	$47,524	$44,186

Movement of allowance for expected credit losses was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$1,442	$840	$909
Adjustment for adoption of the CECL standard	—	690	—
Increase (decrease) in provision for expected credit losses/doubtful accounts	701	82	(433)
Bad debt (write-offs) recoveries	(24)	(170)	364
Ending balance	$2,119	$1,442	$840

Prepaid expenses and other current assets consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Prepaid expenses	$4,591	$1,504
Advances to suppliers	3,340	4,494
Other current assets	2,214	2,939
Prepaid expenses and other current assets	$10,145	$8,937

Property and equipment, net consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Automobiles	$37,883	$34,891
Buildings	63,145	63,045
Building improvements	22,120	20,637
Furniture and fixtures	474	444
Land	49,929	49,929
Machinery and equipment	12,090	17,210
Subtotal	185,641	186,156
Less: accumulated depreciation	(52,505)	(45,826)
Property and equipment, net	$133,136	$140,330

Depreciation expense was $9.6 million, $9.2 million and $8.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the consolidated statements of operations and comprehensive income (loss). See Note 2 - Summary of Significant Accounting Policies for additional information regarding the Company’s operations at HFFI.

Long-term investments consisted of the following:

(In thousands)	Ownership as of December 31, 2023	December 31, 2023	December 31, 2022
Asahi Food, Inc. ("Asahi")	49%	$588	$879
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,388	$2,679

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the years ended December 31, 2023, 2022 and 2021 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Accrued compensation	$7,941	$6,798
Accrued professional fees	1,353	3,866
Accrued interest and fees	1,276	1,082
Self-insurance liability	1,723	1,286
Accrued other	4,994	6,616
Total accrued expenses and other liabilities	$17,287	$19,648

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$412	$—	$412	$—	$530	$—	$530
Liabilities:
Interest rate swaps	$—	$(1,601)	$—	$(1,601)	$—	$—	$—	$—

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, checks issued not presented for payment and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

Please refer to Note 9 - Derivative Financial Instruments for additional information regarding the Company’s interest rate swaps.

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 10 - Debt of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
December 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$151	$169
Other finance institutions	—	—	43	45
Variable rate debt:
JPMorgan Chase	$—	$106,079	$—	$106,079
Bank of America	—	2,193	—	2,193
East West Bank	—	5,675	—	5,675

December 31, 2022
Fixed rate debt:
Bank of America	$—	$—	$1,630	$1,948
Other finance institutions	—	—	186	197
Variable rate debt:
JPMorgan Chase	$—	$111,413	$—	$111,413
Bank of America	—	2,330	—	2,330
East West Bank	—	5,822	—	5,822

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Please refer to Note 10 - Debt for additional information regarding the Company's debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value resulted from the write-down of asset values due to impairment.

During the year ended December 31, 2023, the Company partially impaired machinery related to the operations of HFFI and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the consolidated statements of operations and comprehensive income (loss). The machinery was sold during the year ended December 31, 2023. The impairment was based on sales prices of similar equipment listed by third-party sellers and considered a Level 3 fair value measurement.

During the year ended December 31, 2022, the Company fully impaired its acquired developed technology associated with the Syncglobal, Inc. joint venture and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2022.

Note 6 - Leases

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

Operating and finance lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Operating lease expense is recognized on a straight-line basis over the lease term. The Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment. Variable lease costs were insignificant in the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the balances for operating lease right-of-use ("ROU") assets and liabilities were $12.7 million and $13.1 million, respectively. As of December 31, 2022, the balances for operating lease ROU assets and liabilities were $14.2 million and $14.3 million, respectively.

Operating Leases

The components of operating lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Operating lease cost	$4,342	$4,045	$967
Short-term lease cost	$1,507	$1,037	$1,699

Weighted average remaining lease term (months)	42	47	56

Weighted average discount rate	4.5%	3.8%	3.9%

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating cash flows from operating leases	$4,234	$4,005	$822

Finance Leases

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Finance leases cost:
Amortization of ROU assets	$2,639	$2,808	$2,416
Interest on lease liabilities	755	787	820
Total finance leases cost	$3,394	$3,595	$3,236

Supplemental cash flow information related to finance leases was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating cash flows from finance leases	$657	$670	$701

Supplemental balance sheet information related to finance leases was as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Property and equipment, at cost	$22,203	$20,339
Accumulated depreciation	(10,288)	(7,615)
Property and equipment, net	$11,915	$12,724

Weighted average remaining lease term (months)	219	215

Weighted average discount rate	5.7%	5.7%

Maturities of lease liabilities are as follows:

	Operating Leases
(In thousands)	Related Party(1)	Third Party	Total	Finance Leases
Year Ended December 31,
2024	$321	$4,253	$4,574	$2,396
2025	331	4,216	4,547	1,747
2026	—	4,164	4,164	1,365
2027	—	1,696	1,696	1,100
2028	—	933	933	929
Thereafter	—	—	—	16,407
Total lease payments	652	15,262	15,914	23,944
Less: Imputed interest	(23)	(2,771)	(2,794)	(10,966)
Total	$629	$12,491	$13,120	$12,978
_______________
(1) See Note 13 - Related Party Transactions

As of December 31, 2023, the Company had additional leases that had not yet commenced which totaled $7.0 million in future minimum lease payments and were excluded from the table above. These leases comprise vehicle leases expected to commence during the year ended December 31, 2024 with lease terms of 4 to 7 years. Subsequent to December 31, 2023, the Company entered into additional vehicle leases which total $15.5 million in future minimum lease payments, with lease terms of 4 to 6 years and were excluded from the table above.

Note 7 - Acquisitions

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

The Company accounted for this transaction under ASC 805 Business Combinations, by applying the acquisition method of accounting and established a new basis of accounting on the date of acquisition. The assets acquired by the Company were measured at their estimated fair values as of the date of acquisition. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represent synergies and benefits expected as a result from combining operations with an emerging national presence. The transaction costs for the acquisition for the year ended December 31, 2022 totaled approximately $0.7 million and were reflected in distribution, selling and administrative expenses in the consolidated statement of operations and comprehensive income.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the years ended December 31, 2022, as if the Great Wall Acquisition and the Sealand Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

(In thousands, except share and per share data)	Year Ended December 31,
	2022	2021
Pro forma net revenue	$1,202,296	$1,072,653
Pro forma net income attributable to HF Foods	$35	$33,724

Pro forma earnings per common share—basic	$—	$0.65
Pro forma earnings per common share—diluted	$—	$0.65

Pro forma weighted average shares—basic	53,757,199	53,706,392
Pro forma weighted average shares—diluted	53,757,199	53,809,020

Note 8 - Goodwill and Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2021	$80,257
Acquisition of Sealand Food, Inc.	4,861
Balance at December 31, 2022	85,118
No Goodwill activity	—
Balance at December 31, 2023	$85,118

Accumulated impairment for goodwill is $338.2 million as of December 31, 2023, 2022 and 2021. The accumulated impairment resulted from an impairment during the year ended December 31, 2020.

There is only one reporting unit at December 31, 2023 and 2022. As a result of the Company’s results of operations compared to previous forecasts, combined with the level of the Company’s stock price, the Company performed a quantitative goodwill impairment assessment as of December 31, 2023 and 2022. The fair value was determined using an average of the income approach, comparable public company analysis, and comparable acquisitions analysis. The fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded no impairment was required to be recorded during the year ended December 31, 2023 and December 31, 2022. For the year ended December 31, 2021, the Company performed a qualitative goodwill impairment assessment and concluded no impairment was required to be recorded during the year ended December 31, 2021.

The 2023 impairment test resulted in an estimated fair value that exceeded carrying value by approximately 10% at December 31, 2023. The most critical assumptions in determining fair value using the income approach were projections of future cash flows such as forecasted revenue growth rates, gross profit margins, and the discount rate. The market approaches were primarily impacted by an enterprise value multiple of EBITDA. A significant change in these assumptions or a sustained decline in the Company’s stock price could result in an interim impairment test and/or potential goodwill impairment in the future.

Acquired Intangible Assets

In connection with the Sealand acquisition, the Company acquired $14.7 million of intangible assets, primarily representing trademarks and trade names of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The useful lives of trademarks and trade names are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

In connection with the Great Wall Group acquisition, HF Foods acquired $30.1 million of intangible assets, primarily representing a non-competition agreement, trademarks and trade names and customer relationships, which have an estimated amortization period of approximately 3 years, 10 years, and 10 years, respectively.

In connection with the acquisition of B&R Global in 2019, HF Foods acquired $188.5 million of intangible assets, primarily representing trademarks and trade names and customer relationships which have an estimated amortization period of 10 and 20 years, respectively.

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(2,429)	$1,463	$3,892	$(1,132)	$2,760
Trademarks and trade names	44,207	(15,045)	29,162	44,256	(10,673)	33,583
Customer relationships	185,266	(38,085)	147,181	185,266	(27,518)	157,748
Total	$233,365	$(55,559)	$177,806	$233,414	$(39,323)	$194,091

The Company evaluated possible triggering events that would indicate long-lived asset impairment assessment. The Company impaired its acquired developed technology and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. There were no triggering events identified for the remaining acquired intangible assets at December 31, 2022. No impairment was recorded against acquired intangible assets for the years ended December 31, 2023 and 2021.

HF Foods’ amortization expense for acquired intangible assets was $16.3 million, $15.7 million and $10.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated future amortization expense for intangible assets is presented below:

(In thousands)	Amount
Year ending December 31,
2024	$16,285
2025	15,152
2026	14,987
2027	14,987
2028	14,987
Thereafter	101,408
Total	$177,806

Note 9 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 10 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Foods entered into two IRS contracts with East West Bank (the "EWB IRS") for initial notional amounts of $1.1 million and $2.6 million, respectively. On April 20, 2023, the Company amended the corresponding mortgage term loans, which pegged the two mortgage term loans to 1-month Term SOFR (Secured Overnight Financing Rate) + 2.29% per annum for the remaining duration of the term loans. The amended EWB IRS contracts fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Foods entered into an IRS contract with Bank of America (the "BOA IRS") for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to Term SOFR + 2.5%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.

On March 15, 2023, the Company entered into an amortizing IRS contract with JPMorgan Chase for an initial notional amount of $120.0 million, effective from March 1, 2023 and expiring in March 2028, as a means to partially hedge its existing floating rate loans exposure. Pursuant to the agreement, the Company will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on Term SOFR.

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value change on these IRS contracts are accounted for and recognized as a change in fair value of IRS contracts in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2023, the Company determined that the fair values of the IRS contracts were $0.4 million in an asset position and $1.6 million in a liability position. As of December 31, 2022, the fair values of the IRS contracts were $0.5 million in an asset position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 10 - Debt

Long-term debt at December 31, 2023 and December 31, 2022 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at December 31, 2023	December 31, 2023	December 31, 2022
Bank of America (a)	October 2026 - December 2029	4.34% - 7.95%	$2,362	$4,315
East West Bank (b)	August 2027 - September 2029	7.64% - 9.00%	5,675	5,822
JPMorgan Chase (c)	January 2030	7.32% - 7.44%	106,337	111,714
Other finance institutions (d)	January 2024 - July 2024	5.99% - 6.17%	45	160
Total debt, principal amount			114,419	122,011
Less: debt issuance costs			(258)	(302)
Total debt, carrying value			114,161	121,709
Less: current portion			(5,450)	(6,266)
Long-term debt			$108,711	$115,443
_______________

(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $1.8 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $106.3 million as of December 31, 2023 and $111.4 million as of December 31, 2022 is secured by assets held by the Company and has a maturity date of January 2030. Equipment term loan with a principal balance of $0.02 million as of December 31, 2023 and $0.3 million as of December 31, 2022 is secured by specific vehicles and equipment as defined in loan agreements. Equipment term loan matured in December 2023 and retired after December 31, 2023 with the final payment of remaining outstanding principal.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of December 31, 2023, the Company was in compliance with its covenants.

On March 31, 2022, the Company amended the JPM Credit Agreement, defined below, extending the Real Estate Term Loan for five years. The amendment provides for an increase in the Real Estate Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum.

The future maturities of long-term debt as of December 31, 2023 are as follows:

(In thousands)	Amount
Year ending December 31,
2024	$5,450
2025	5,378
2026	5,385
2027	7,194
2028	5,229
Thereafter	85,525
Total	$114,161

Credit Facility

On November 4, 2019, the Company entered into a credit agreement with JPMorgan Chase (the “JPM Credit Agreement”). The JPM Credit Agreement provided for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. On January 17, 2020, the Company and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement (“Second Amended Credit Agreement”). On December 30, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JPMorgan Chase, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, as amended, provided for (i) a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), (ii) mortgage-secured term loan of $75.6 million, (the “Term Loan”), and (iii) amendment in the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate ("SOFR") plus a credit adjustment of 0.1% (difference between LIBOR and SOFR plus 1.375% per annum).

The existing revolving credit facility balance under the Second Amended Credit Agreement, was rolled over to the Revolving Facility on December 30, 2021. On the same day, the Company utilized an additional $33.3 million drawdown from the Revolving Facility to fund the Great Wall Acquisition. The Second Amended Credit Agreement, as amended, contains certain financial covenants, including, but not limited to, a fixed charge coverage ratio.

On March 31, 2022, the Company amended the JPM Credit Agreement extending the Revolver Facility for five years, with a maturity date of November 4, 2027. The amendment provides for a $100.0 million asset-secured revolving credit facility with a one-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum. As of December 31, 2023, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of December 31, 2023 was $58.6 million and outstanding letters of credit amounted to $3.8 million leaving access to approximately $37.6 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation.

Subsequent to December 31, 2023, on February 6, 2024, the Company amended the JPM Credit Agreement to (i) remove a cap on permitted indebtedness in respect of capital lease obligations, subject to certain enumerated conditions; (ii) create a reserve on the borrowing base, which will be reduced on a dollar-for-dollar basis once the Company has made expenditures in excess of such amount relating to the development and construction of certain real property, and which amounts shall be excluded from certain financial covenants under the JPM Credit Agreement and; (iii) remove certain sublease income from various financial covenants.

Note 11 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 862,182, 348,610 and 130,668 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the years ended December 31, 2023, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
($ in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net (loss) income attributable to HF Foods Group Inc.	$(2,174)	$460	$22,145
Denominator:
Weighted-average common shares outstanding	53,878,237	53,757,162	51,918,323
Effect of dilutive securities	—	106,286	173,499
Weighted-average dilutive shares outstanding	53,878,237	53,863,448	52,091,822
Earnings (Loss) per common share:
Basic	$(0.04)	$0.01	$0.43
Diluted	$(0.04)	$0.01	$0.43

Note 12 - Income Taxes

The provision (benefit) for income taxes of the Company for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$4,237	$3,620	$9,044
State	1,219	1,161	2,329
Current income taxes	5,456	4,781	11,373
Deferred income benefit:
Federal	(4,550)	(4,321)	(2,823)
State	(865)	(691)	(4,047)
Deferred income benefit:	(5,415)	(5,012)	(6,870)
Total income tax expense (benefit)	$41	$(231)	$4,503

The Company's effective income tax rates for the years ended December 31, 2023, 2022 and 2021 were (1.6)%, (5,148.7)% and 16.6%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, change in valuation allowance, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. The Company has no operations outside the U.S., as such, no foreign income tax was recorded.

Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate (21%)	21.0%	21.0%	21.0%
State statutory tax rate	(13.9)%	3,963.2%	5.8%
U.S permanent differences	(8.7)%	207.1%	1.9%
Noncontrolling interests	5.5%	3,164.6%	—%
Officers’ compensation	(12.5)%	—%	—%
Rate change	—%	(2,566.3)%	(13.7)%
Return to provision	21.6%	—%	—%
Change in valuation allowance	(35.9)%	—%	—%
Tax credits	6.7%	—%	—%
Uncertain tax positions	14.9%	(10,573.0)%	0.6%
Stock compensation	(6.6)%	—%	—%
Payable adjustments	6.0%	—%	—%
Other	0.3%	634.7%	1.0%
Effective tax rate	(1.6)%	(5,148.7)%	16.6%

Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for expected credit losses	$523	$301
Inventories	1,216	1,185
Equity compensation	552	467
Compensation related accruals	984	1,031
Guarantee liability	1,326	1,528
Fair value change in interest rate swap contracts	233	—
Leases	5,325	6,553
Accrued expenses	902	304
Interest expense limitation	415	—
Equity investments	80	—
Net operating loss carryovers	706	38
Other	49	—
Total deferred tax assets	12,311	11,407
Deferred tax liabilities:
Property and equipment	(4,588)	(5,845)
Intangible assets	(32,959)	(35,740)
Right of use assets	(3,069)	(3,466)
Equity investments	—	(649)
Fair value change in interest rate swap contracts	—	(150)
Total deferred tax liabilities	(40,616)	(45,850)
Less: Valuation allowance	(723)	—
Net deferred tax liabilities	$(29,028)	$(34,443)

As of December 31, 2023 and 2022, the Company had $3.0 million and no federal net operating loss ("NOL") carryovers, respectively, with an indefinite carryforward period. As of December 31, 2023 and 2022, the Company had state NOL carryovers of $2.2 million and $0.8 million, which will begin to expire in 2038. As of December 31, 2023, the Company has established a full valuation allowance against the NOL carryovers related to the Company’s subsidiary, HFFI which was recorded through income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2023, management concluded that with the exception of certain deferred taxes attributable to the Company’s subsidiary, HFFI, it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. Management has established a valuation allowance against certain deferred taxes attributable to the Company's subsidiary, HFFI. Management believes the realization of these deferred tax assets will be limited as the Company exited HFFI operations during the year ended December 31, 2023. As such, the Company has recorded a valuation allowance of $0.7 million on the deferred tax assets of HFFI.

The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.

Unrecognized Tax Benefits

	Year Ended December 31,
(In thousands)	2023	2022	2021
Total unrecognized tax benefits on January 1,	$350	$752	$752
Decrease related to positions taken on items from prior years	(244)	(402)	—
Increase related to positions taken in the current year	—	—	—
Total unrecognized tax benefits on December 31,	$106	$350	$752

It is reasonably possible that $0.1 million of the total uncertain tax benefits will reverse within the next 12 months and would affect the effective tax rate if recognized. Due to the statute of limitations expiring, the unrecognized tax liability for the tax year ended December 31, 2019 was reversed, which was recorded in income tax (benefit) expense on the consolidated financial statements, in the amount of $0.2 million during the year ended December 31, 2023. As of December 31, 2023 and 2022, the Company had accrued penalties of $17,000 and $50,000, respectively and accrued interest of $10,000 and $34,000, respectively. During the year ended December 31, 2023, the Company reversed accrued penalties and accrued interest of $28,000 and $39,000, respectively. The Company recognized the reversal of interest accrued related to unrecognized tax benefits and penalties as income tax benefit.

The Company is subject to taxation in the United States and various states. As of December 31, 2023, tax years for 2020 through 2022 are subject to examination by the tax authorities.

Note 13 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.

Mr. Xiao Mou Zhang (“Mr. Zhang”), the Chief Executive Officer of the Company, and certain of his immediate family (collectively greater than 10% shareholders) have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

The Company believes that Mr. Zhou Min Ni (“Mr. Ni”), the Company’s former Co-Chief Executive Officer, together with various trusts for the benefit of Mr. Ni's four children, are collectively beneficial owners of more than 10% of the outstanding shares of the Company’s common stock, and he and certain of his immediate family members have ownership interests in related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

For the years ended December 31, 2022 and 2021, North Carolina Good Taste Noodle, Inc. (“NC Noodle”) was disclosed as a related party due to Mr. Jian Ming Ni's, a former Chief Financial Officer of the Company, continued ownership interest in NC Noodle. As of January 1, 2023, NC Noodle is no longer considered a related party since it has been three years since Mr. Jian Ming Ni resigned from the Company.

The related party transactions as of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023, 2022 and 2021 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the years ended December 31, 2023, 2022 and 2021, respectively:

			Year Ended December 31,
	(In thousands)	Nature	2023	2022	2021
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	Trade	$8,581	$10,514	8,341
(b)	Eagle Food Services, LLC	Trade	—	—	4
(c)	Eastern Fresh NJ, LLC	Trade	—	1,093	5,509
(c)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	37	—	128
(d)	First Choice Seafood, Inc.	Trade	—	134	322
(d)	Fujian RongFeng Plastic Co., Ltd	Trade	—	372	3,108
(c)	Hanfeng Information Technology (Jinhua), Inc.	Service	—	—	122
(c)	N&F Logistics, Inc.	Trade	—	—	3
(e)	North Carolina Good Taste Noodle, Inc.	Trade	N/A	7,227	5,520
(c)	Ocean Pacific Seafood Group, Inc.	Trade	381	589	452
(f)	Revolution Industry, LLC	Trade	—	—	190
(c)	UGO USA, Inc.	Trade	—	—	212
	Others	Trade	205	332	133
	Total		$9,204	$20,261	$24,044
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.
(d)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(e)No longer considered a related party as of January 1, 2023 since it has been three years since Mr. Jian Ming Ni resigned from the Company. As a result, 2023 amounts have not been disclosed.
(f)Raymond Ni, one of Mr. Zhou Min Ni’s family members, owned an equity interest in this entity. On February 25, 2021, the Company executed an asset purchase agreement to acquire the machinery and equipment of Revolution Industry, LLC ("RIL"). The Company acquired substantially all of the operating assets used or held for use in such business operation for the amount of $250,000 plus the original wholesale purchase value of all verified, useable cabbage and egg roll mix inventory of RIL. Advances due from RIL at the time of transaction were an offset to the purchase price paid to RIL. Going forward, the Company has taken the egg roll production business in house and ceased its vendor relationship with RIL.

Sales

Below is a summary of sales to related parties recorded for the years ended December 31, 2023, 2022 and 2021, respectively:

		Year Ended December 31,
	(In thousands)	2023	2022	2021
(a)	ABC Food Trading, LLC	$2,078	$3,949	$2,642
(b)	Asahi Food, Inc.	791	639	704
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	928	1,285	792
(c)	Eagle Food Service, LLC	1,942	879	2,864
(d)	Eastern Fresh NJ, LLC	—	—	155
(d)	Enson Group, Inc. (formerly as Enson Group, LLC)	—	—	101
(d)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	—	—	573
(e)	First Choice Seafood, Inc.	31	35	99
(e)	Fortune One Foods, Inc.	42	115	418
(d)	Heng Feng Food Services, Inc.	—	—	163
(d)	N&F Logistics, Inc.	6	40	531
(f)	Union Food LLC	27	—	—
	Other	—	—	13
	Total	$5,845	$6,942	$9,055
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary MF, owns an equity interest in this entity.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns an equity interest in this entity.
(e)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(f)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

Lease Agreements

The Company leases various facilities to related parties.

The Company leased a facility to NC Noodle under an operating lease agreement originally expiring in 2024. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land were sold to NC Noodle for $0.8 million and a gain of $0.5 million. Rental income for the year ended December 31, 2021 was $42,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

The Company leased a facility to UGO USA Inc. under an operating lease agreement which was mutually terminated by both parties effective April 1, 2021. Rental income for the year ended December 31, 2021 was $7,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

The Company leased a facility to iUnited Services, LLC ("iUnited"), which had been determined to be a related party due to the equity ownership interest in iUnited of Mr. Jian Ming Ni, the Company's former Chief Financial Officer. The lease agreement was terminated in connection with the sale of the facility on November 3, 2021. The building and related land was sold to iUnited for $1.5 million and a gain of $0.8 million. Rental income for the year ended December 31, 2021 was $50,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

The Company leased a warehouse to Enson Seafood GA Inc. (formerly GA-GW Seafood, Inc.) under an operating lease agreement originally expiring on September 21, 2027. On May 18, 2022, the Company sold the warehouse to Enson Seafood GA Inc. for approximately $7.2 million, recognized a gain of $1.5 million and used a portion of the proceeds to pay the outstanding balance of the Company's $4.5 million loan with First Horizon Bank. Rental income for the years ended December 31, 2022 and 2021 was $0.2 million and $0.5 million, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

The Company leased a production area to Revolution Industry, LLC under a $3,000 month-to-month lease agreement. The lease agreement was terminated as a result of the asset purchase agreement executed on February 25, 2021. Rental income recorded for the year ended December 31, 2021 was $6,000, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. Rental income was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other income in the consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of December 31, 2023 and December 31, 2022, respectively:

	(In thousands)	December 31, 2023	December 31, 2022
(a)	ABC Food Trading, LLC	$94	$—
(b)	Asahi Food, Inc.	69	81
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	84	—
(c)	Eagle Food Service, LLC	—	69
(d)	Enson Seafood GA, Inc. (formerly as GA-GW Seafood, Inc.)	59	59
(e)	Fortune One Foods, Inc.	—	4
(f)	Union Food LLC	2	—
	Total	$308	$213
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary MF, owns an equity interest in this entity.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns an equity interest in this entity.
(e)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(f)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

The Company has reserved for 100% of the accounts receivable for Union Food LLC as of December 31, 2023. The Company has reserved for 100% of the accounts receivable for Enson Seafood GA, Inc. as of December 31, 2023. This outstanding balance was reserved for 80% as of December 31, 2022. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of December 31, 2023 and December 31, 2022.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2023 and December 31, 2022, respectively:

	(In thousands)	December 31, 2023	December 31, 2022
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	$379	$729
(b)	North Carolina Good Taste Noodle, Inc.	N/A	731
	Others	18	69
	Total	$397	$1,529
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)No longer considered a related party as of January 1, 2023 since it has been three years since Mr. Jian Ming Ni resigned from the Company. As a result, 2023 amounts have not been disclosed.

Promissory Note Payable - Related Party

The Company issued a $7.0 million unsecured subordinated promissory note to B&R Group Realty Holding, LLC (“BRGR”) in January 2020. BRGR was established to hold real estate that is leased primarily to the Company and is owned partially by Mr. Zhang. During the year ended December 31, 2022, the Company paid the remaining $4.5 million principal balance of this related party promissory note payable. Interest payments paid were $0.1 million for the year ended December 31, 2022.

Note 14 - Stock-Based Compensation

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

As of December 31, 2023, the Company had 810,944 time-based vesting restricted stock units (“RSUs”) unvested, 665,932 performance-based restricted stock units (“PSUs”) unvested, 531,222 shares of common stock vested and 991,902 shares remaining available for future awards under the 2018 Incentive Plan.

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

A summary of RSU and PSU activity for the year ended December 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	598,325	$5.39
Granted	520,248	3.86
Forfeited	(54,589)	4.94
Vested	(253,040)	5.45
Unvested RSUs at December 31, 2023	810,944	4.43

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at December 31, 2022	382,662	$4.95
Granted	441,288	3.86
Forfeited	(38,926)	4.19
Vested	(119,092)	5.19
Unvested PSUs at December 31, 2023	665,932	4.23

The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $3.86, $5.04 and $5.22, respectively. The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2023, 2022 and 2021 was $3.86, $4.76 and $4.94, respectively. The total fair value of equity based awards that vested during the years ended December 31, 2023, 2022 and 2021 was $1.5 million, $0.8 million and zero, respectively.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the date preceding grant date. The fair value of the TSR PSUs are determined using a Monte Carlo simulation model. No TSR PSUs were granted during the years ended December 31, 2023 and 2022. The assumptions used to estimate the fair value of the TSR PSUs granted during the year ended December 31, 2021 and valued under the Monte Carlo simulation model were as follows:

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

Stock-based compensation expense is included in distribution, selling and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss). The components of stock-based compensation expense for the years ended December 31, 2023 and 2022 and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock-based compensation (RSUs) expense	$2,118	$897	$405
Stock-based compensation (PSUs) expense	1,234	360	230
Total stock-based compensation expense	$3,352	$1,257	$635

Tax benefit of stock-based compensation expense	$931	$366	$132

As of December 31, 2023, there was $4.2 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.82 years. Of the total unrecognized compensation cost, $2.3 million is related to RSUs with time-based vesting provisions and $1.9 million is related to PSUs with performance and market-based vesting provisions.

Note 15 - Employee Benefit Plan

The Company sponsors a defined contribution plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, after one month of service, eligible employees may elect to defer up to 100% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. The Company matches 100% of an eligible employee’s contributions, dollar for dollar, up to 3% of eligible pay, plus 50% of each additional dollar greater than 3% and no more than 5% of eligible pay. 401(k) Plan participants are immediately 100% vested in the Company’s non-discretionary contributions to the plan. For the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $831,000, $432,000 and $240,000, respectively, in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Note 16 - Commitments and Contingencies

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to its pending litigation and revise its estimates when additional information becomes available. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against the Company that could adversely affect its ability to conduct business. There also exists the possibility of a material adverse effect on the Company’s financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable. Legal costs associated with loss contingencies are expensed as incurred.
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
In addition, the SEC initiated a formal, non-public investigation of the Company, and the SEC informally requested, and later issued a subpoena for, documents and other information. The subpoena relates to but is not necessarily limited to the matters identified in the Class Actions. The Special Investigation Committee and the Company have been cooperating with the SEC.
Certain factual findings were made based on evidence adduced by the Special Investigation Committee during its internal investigation. After the conclusion of its internal investigation, the Special Investigation Committee also made recommendations to management regarding improvements to Company operations and structure, including but not limited to its dealings with related parties. The Company has implemented numerous improvements and continues to improve its compliance program. The Company has also instituted structural changes including the appointment of an independent Chairman of the Board to replace the former Co-Chief Executive Officer and Chairman of the Board. In addition, as of January 31, 2023, three other independent directors serve on the Company’s Board of Directors. The Company’s senior executive team now includes a General Counsel and Chief Compliance Officer, a Chief Operations Officer who was hired in May 2022, and a new Chief Financial Officer who joined the Company in August 2022. We also hired a Vice President and Head of Internal Audit in April 2022 who reports directly to the Chief Financial Officer and to the Audit Committee Chair. In November 2022, we hired a Vice President of Compliance and Associate General Counsel, who reports directly to the General Counsel and Chief Compliance Officer.

The Company also created a Special Litigation Committee which determined to pursue claims against certain former officers and directors. As a result, pursuant to the previously disclosed settlement agreement (as amended on November 1, 2023, the “Settlement Agreement”) between the Company and certain parties to the verified stockholder derivative complaint filed by James Bishop in the Court of Chancery of the State of Delaware, on October 16, 2023, the Company received $1.5 million on behalf of Zhou Min Ni, a former Chairman and Chief Executive Officer of the Company, and Chan Sin Wong, a former President and Chief Operating Officer of the Company (together, the “Ni Defendants”). Subsequently, on December 1, 2023, the Company received 1,997,423 shares (valued at $7.75 million) of the Company’s common stock, based on the closing price of $3.88 on October 13, 2023, plus a cash payment of approximately $0.1 million of accrued interest through the date of payment, in satisfaction of the Ni Defendant’s payment obligations totaling $9.25 million under the Settlement Agreement. The receipt of the settlement proceeds were recorded in distribution, selling, and administrative expense in the consolidated statement of operations (as a recovery of previously recorded expenses related to the litigation) and cash and treasury stock in the consolidated balance sheet. Pursuant to the terms of the Settlement Agreement, Mr. Ni, Ms. Wong and Jonathan Ni, the former Chief Financial Officer of the Company, agreed to give up any rights to indemnification or the advancement of fees in connection with the SEC investigation and any actions the SEC might take against them relating to the SEC investigation.
On October 13, 2023, the Company received a “Wells Notice” from the staff of the SEC (the “Wells Notice”) relating to the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law and invites recipients to submit a response if they wish. The Company made a submission in response to the Wells Notice explaining why an enforcement action would not be appropriate. Following that submission, the staff of the SEC determined that it would no longer be recommending that the SEC file an enforcement action against the Company at this time pending a potential agreed-upon resolution between the Company and the SEC. The Company is in negotiations with the SEC over a potential resolution, which could include fines and penalties, but the terms of that settlement are not set. The Company has made no formal offer of settlement to the SEC as of this filing, and therefore, a reasonable estimate of the contingency cannot be made.

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

In accordance with ASC Topic 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 10 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. During the year ended December 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55%. As of December 31, 2023, the Company had a lease guarantee liability of $5.5 million. The current portion of the lease guarantee liability of $0.3 million is recorded in accrued expenses and other liabilities, while the long-term portion is recorded in other long-term liabilities on the consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034.

The changes in the lease guarantee liability are presented below:

(In thousands)	Amount
Balance at December 31, 2021	$—
Lease guarantee liability recorded	5,942
Lease guarantee liability activity	(182)
Balance at December 31, 2022	5,760
Lease guarantee liability activity	(288)
Balance at December 31, 2023	$5,472

The estimated future minimum lease payments as of December 31, 2023 are presented below:

(In thousands)	Amount
Year Ending December 31,
2024	$582
2025	604
2026	621
2027	638
2028	656
Thereafter	3,822
Total	6,923
Less: imputed interest	(1,451)
Total minimum lease payments	$5,472

Note 17 - Subsequent Events

Other than as disclosed elsewhere in this report, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls over financial reporting is a process designed under the supervision of our principal executive officer and principal financial and accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

As previously reported, we identified the following material weaknesses, which continue to exist as of December 31, 2023.

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

These entity-level material weaknesses resulted in the following specific material weaknesses:

•Information Technology (IT) General Controls - We did not design and maintain effective information technology general controls over logical access, program change management, and segregation of duties for key IT systems. As a result, certain business process controls that are dependent upon information from these systems were also not effective. Additionally, we did not design and maintain effective controls over the implementation of new IT systems.

•Financial Reporting - We did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. We did not design and implement certain review controls with a sufficient precision to prevent or detect a material misstatement, did not consistently perform sufficient review of journal entries, or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosures. Additionally, we did not design and maintain effective controls over certain non-routine transactions or significant management estimates, including the review of underlying data and assumptions for completeness and accuracy.

Remediation Activities

In response to these material weaknesses, with oversight from the Audit Committee of the Board of Directors, we have continued to implement measures to improve our internal control structure. Specifically, we have:

•Hired additional finance and accounting personnel and also provided training in key financial reporting and internal control areas;
•Designed and implemented new entity-level controls (“ELCs”) with greater alignment to the COSO 2013 Internal Controls Framework;
•Established requirements over documentation and retention of appropriate evidence to support the operation of ELCs, business process controls, IT general controls;
•Enhanced the structure, governance, and communication over related party transactions;
•Designed and implemented enhanced review procedures over technical accounting memos for non-routine transactions and complex accounting matters;
•Implemented new enterprise finance and human capital system and evaluated technology alternatives to initiate a change from our legacy inventory and distribution system to better ensure data accuracy, completeness, and continued progress towards an improved operational and control environment;
•Designed and implemented uniform controls across all distribution centers and improved processes around our inventory cycle counts and year-end inventory count procedures;
•Designed and implemented controls over stock compensation, corporate tax, and year-end financial reporting procedures with enhanced precision and control attributes; and,
•Designed and implemented an enhanced control testing program throughout the period to evaluate our system of internal control to determine whether components of the internal control were present and functioning properly in a more timely manner.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. We believe the efforts taken to date and certain measures that are in progress will improve the effectiveness of our internal controls over financial reporting and mitigate risks of material misstatement. We are still in the process of implementing these steps and cannot assure investors that these measures will significantly improve or remediate the material weaknesses described above. Additionally, while we believe these efforts will improve our internal control environment, our remediation is still in progress and subject to ongoing testing of the design and operating effectiveness over a sufficient period of time in order to effectively remediate these material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Controls Over Financial Reporting and Disclosure Controls

Other than the actions taken to continue our material weaknesses remediation efforts, described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited HF Foods Group Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as “the financial statements”) and our report dated March 26, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

These entity-level material weaknesses resulted in the following specific material weaknesses:

•Information Technology (IT) General Controls – The Company did not design and maintain effective information technology general controls over logical access, program change management and segregation of duties for key IT systems. As a result, certain business process controls that are dependent upon information from these systems were also not effective. Additionally, the Company did not design and maintain effective controls over the implementation of new IT systems.

•Financial Reporting - The Company did not properly design or maintain effective controls over the financial reporting process to enable timely reporting of complete and accurate financial information. The Company did not design and implement certain review controls with a sufficient precision to prevent or detect a material misstatement, did not consistently perform sufficient review of journal entries, or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosures. Additionally, the Company did not design and maintain effective controls over certain non-routine transactions or significant management estimates, including the review of underlying data and assumptions for completeness and accuracy.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 26, 2024.

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

/s/ BDO USA, P.C.
Troy, Michigan

March 26, 2024

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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
		DEF14A	A	7/18/2018
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.3	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.4	Preferred Stock Rights Agreement, dated as of April 11, 2023, by and between HF Foods Group Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	4/12/2023
4.5*	Description of Registrant's Securities
10.1†	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	B	7/18/2018
10.2	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Foods	8-K	10.9	8/27/2018
10.3†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Zhou Min Ni	8-K	10.10	9/13/2018
10.4†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Chan Sin Wong	8-K	10.11	9/13/2018
10.5†	Employment Agreement as amended dated as of August 22, 2018 between HF Foods Group Inc. and Jian Ming Ni	8-K	10.12	9/13/2018
10.6	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank	10-K	10.12	4/1/2019
10.7	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.13	4/1/2019
10.8	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.14	4/1/2019
10.9	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank	10-K	10.15	4/1/2019
10.10	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank	10-K	10.16	4/1/2019
10.11	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A.	10-K	10.17	4/1/2019
10.12	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service	10-K	10.18	4/1/2019
10.13	Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC, dated January 17, 2020	10-Q	2.1	5/18/2020
10.14	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020	10-Q	10.1	5/18/2020
10.15†	Letter Agreement between HF Foods Group Inc. and Russell T. Libby	10-Q	10.2	5/18/2020
10.16	Mutual Rescission Agreement between HF Foods and Rescinding Shareholders dated April 1, 2020	10-Q	10.3	5/18/2020
10.17	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, LLC	10-K	10.25	3/16/2021
10.18	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC	10-K	10.26	3/16/2021
10.19	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC	10-K	10.27	3/16/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.20†	Separation Agreement between HF Foods Group Inc. and Zhou Min Ni, dated February 23, 2021	10-K	10.28	3/16/2021
10.21	Lease Agreement between Yoan Chang Trading, Inc. and Kirnland Food Distribution, Inc., dated as of January 1, 2021	10-K	10.29	3/16/2021
10.22	Stock Purchase Agreement, dated May 28, 2021, by and among Ki Tai Yeung, HF Group Holding Corp., and Kirnland Food Distribution, Inc.	8-K	10.1	6/1/2021
10.23†	HF Foods Group Inc. Amended and Restated Severance Plan	8-K	10.1	1/5/2023
10.24†	Employment Agreement between Christine Chang and HF Foods Group Inc., dated as of July 29, 2021	8-K	10.2	8/4/2021
10.25	Continuing Guaranty, dated August 2, 2021, executed by HF Foods Group Inc. in favor of JPMorgan Chase Bank, N.A.	8-K	10.1	9/9/2021
10.26†	Letter Agreement by and between HF Foods Group Inc. and Valerie P. Chase, dated December 10, 2021	8-K	5.1	12/15/2021
10.27	Consent, Waiver, Joinder and Amendment No. 3 to Second Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, including Great Wall Seafood IL, L.L.C., and Great Wall Seafood TX, L.L.C., as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated December 30, 2021	8-K	10.1	1/4/2022
10.28	Asset Purchase Agreement by and among Great Wall Seafood Supply, Inc., Great Wall Restaurant Supplier, Inc., First Mart Inc., Great Wall Seafood IL, L.L.C., Great Wall Seafood TX, L.L.C., Bo Chuan Wong and Qiu Xian Li, dated December 30, 2021	8-K	10.2	1/4/2022
10.29†	Form of Restricted Stock Agreement	S-8	4.7	6/15/2021
10.30	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
10.31†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.32	Asset Purchase Agreement, dated as of April 19, 2022, by and among Sealand Food, Inc., Connie Wang, Jenny Wang and Great Wall Seafood VA, L.L.C. and, solely for purposes of Section 2.1(d) thereof, HF Foods Group, Inc.	8-K	10.1	4/25/2022
10.33†	Separation and Release Agreement, dated May 18, 2022, by and among HF Foods Group Inc. and Kong Hian Lee	8-K	10.1	5/24/2022
10.34†	Offer Letter, dated July 8, 2022, by and among HF Foods Group, Inc. and Carlos A. Rodriguez	8-K	10.1	7/14/2022
10.35†	Letter Agreement, dated January 17, 2022, by and among HF Foods Group Inc. and Prudence Kuai	8-K	10.1	1/19/2023
10.36	Consent Under Third Amended and Restated Credit Agreement, dated October 26, 2022	8-K	10.1	10/31/2022
10.37†	Separation Agreement and Release of Claims, dated March 26, 2021, by and among HF Foods Group Inc. and Caixuan Xu	10-K	10.45	1/31/2023
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: March 26, 2024	By:	/s/ Xiao Mou Zhang
Xiao Mou Zhang
Chief Executive Officer

Date: March 26, 2024	By:	/s/ Felix Lin
Felix Lin
Interim Chief Financial Officer; President and Chief Operating Officer
(Principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiao Mou Zhang	Chief Executive Officer and Director	March 26, 2024
Xiao Mou Zhang

/s/ Russell Libby	Chairman of the Board and Director	March 26, 2024
Russell Libby

/s/ Valerie Chase	Director	March 26, 2024
Valerie Chase

/s/ Prudence Kuai	Director	March 26, 2024
Prudence Kuai

/s/ Hong Wang	Director	March 26, 2024
Hong Wang