Form 10-Q
period 2024-03-31
HF Foods Group Inc.
filed 2024-05-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, the registrant had 52,610,847 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$18,215	$15,232
Accounts receivable, net of allowances of $2,077 and $2,119	49,705	47,524
Accounts receivable - related parties	295	308
Inventories	107,908	105,618
Prepaid expenses and other current assets	9,363	10,145
TOTAL CURRENT ASSETS	185,486	178,827
Property and equipment, net	137,989	133,136
Operating lease right-of-use assets	11,815	12,714
Long-term investments	2,389	2,388
Customer relationships, net	144,540	147,181
Trademarks, trade names and other intangibles, net	29,196	30,625
Goodwill	85,118	85,118
Other long-term assets	6,532	6,531
TOTAL ASSETS	$603,065	$596,520
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$8,663	$4,494
Line of credit	55,192	58,564
Accounts payable	57,691	51,617
Accounts payable - related parties	143	397
Current portion of long-term debt, net	5,427	5,450
Current portion of obligations under finance leases	2,299	1,749
Current portion of obligations under operating leases	3,766	3,706
Accrued expenses and other liabilities	17,454	17,287
TOTAL CURRENT LIABILITIES	150,635	143,264
Long-term debt, net of current portion	107,331	108,711
Obligations under finance leases, non-current	14,689	11,229
Obligations under operating leases, non-current	8,493	9,414
Deferred tax liabilities	28,557	29,028
Other long-term liabilities	5,198	6,891
TOTAL LIABILITIES	314,903	308,537
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,153,391 and 54,153,391 shares issued and 52,155,968 and 52,155,968 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of March 31, 2024, and 1,997,423 shares as of December 31, 2023	(7,750)	(7,750)
Additional paid-in capital	603,832	603,094
Accumulated deficit	(309,382)	(308,688)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	286,705	286,661
Noncontrolling interests	1,457	1,322
TOTAL SHAREHOLDERS’ EQUITY	288,162	287,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,065	$596,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue - third parties	$294,836	$291,562
Net revenue - related parties	818	2,293
TOTAL NET REVENUE	295,654	293,855

Cost of revenue - third parties	244,484	241,457
Cost of revenue - related parties	759	2,226
TOTAL COST OF REVENUE	245,243	243,683

GROSS PROFIT	50,411	50,172

Distribution, selling and administrative expenses	50,496	52,929
LOSS FROM OPERATIONS	(85)	(2,757)

Interest expense	2,834	2,868
Other income	(94)	(228)
Change in fair value of interest rate swap contracts	(1,970)	2,746
Lease guarantee income	(115)	(120)
LOSS BEFORE INCOME TAXES	(740)	(8,023)

Income tax benefit	(181)	(2,226)
NET LOSS AND COMPREHENSIVE LOSS	(559)	(5,797)

Less: net income attributable to noncontrolling interests	135	136
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(694)	$(5,933)

LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.11)
LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.11)
WEIGHTED AVERAGE SHARES - BASIC	52,155,968	53,822,794
WEIGHTED AVERAGE SHARES - DILUTED	52,155,968	53,822,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(559)	$(5,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,676	6,689
Provision for credit losses	(40)	57
Deferred tax benefit	(471)	(1,324)
Change in fair value of interest rate swap contracts	(1,970)	2,746
Stock-based compensation	738	1,096
Non-cash lease expense	935	965
Lease guarantee income	(115)	(120)
Other non-cash expense (income)	39	93
Changes in operating assets and liabilities:
Accounts receivable	(2,141)	1,034
Accounts receivable - related parties	13	(416)
Inventories	(2,290)	9,822
Prepaid expenses and other current assets	782	1,238
Other long-term assets	368	(829)
Accounts payable	6,074	2,327
Accounts payable - related parties	(254)	(776)
Operating lease liabilities	(897)	(961)
Accrued expenses and other liabilities	167	(3,274)
Net cash provided by operating activities	7,055	12,570
Cash flows from investing activities:
Purchase of property and equipment	(2,585)	(629)
Net cash used in investing activities	(2,585)	(629)
Cash flows from financing activities:
Checks issued not presented for payment	4,169	(7,852)
Proceeds from line of credit	345,697	298,195
Repayment of line of credit	(349,082)	(306,808)
Repayment of long-term debt	(1,414)	(1,642)
Repayment of obligations under finance leases	(857)	(646)
Net cash used in financing activities	(1,487)	(18,753)
Net increase (decrease) in cash	2,983	(6,812)
Cash at beginning of the period	15,232	24,289
Cash at end of the period	$18,215	$17,477
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$36	$79
Property acquired in exchange for finance leases	4,867	643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	$5	—	$—	$599,384	$(312,447)	$286,942	$4,572	$291,514

Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Description of Business

Organization and General

HF Foods Group Inc. and subsidiaries (collectively “HF Foods”, or the “Company”) is an Asian foodservice distributor that markets and distributes fresh produce, seafood, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the United States. The Company's business consists of one operating segment, which is also its one reportable segment: HF Foods, which operates solely in the United States. The Company's customer base consists primarily of Asian restaurants, and it provides sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024 (our “2023 Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2023 Annual Report.

All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interest in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

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

As of March 31, 2024, the Company has one VIE, AnHeart, Inc. (“AnHeart”), for which the Company is not the primary beneficiary and therefore does not consolidate. The Company did not incur expenses from VIEs and did not have any sales to or income from any VIEs during the three months ended March 31, 2024 and 2023. See Note 13 - Commitments and Contingencies for additional information on AnHeart.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at March 31, 2024	March 31, 2024	December 31, 2023
HF Foods Industrial, LLC ("HFFI")	45.00%	$(765)	$(759)
Min Food, Inc.	39.75%	1,853	1,715
Monterey Food Service, LLC	35.00%	369	366
Total		$1,457	$1,322

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

Note 3 - Revenue

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended March 31,
($ in thousands)	2024		2023
Seafood	$94,395	32%	$92,890	32%
Asian Specialty	80,209	27%	77,824	25%
Meat and Poultry	57,750	19%	52,049	18%
Fresh Produce	32,083	11%	32,211	11%
Packaging and Other	16,374	6%	19,396	7%
Commodity	14,843	5%	19,485	7%
Total	$295,654	100%	$293,855	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$51,782	$49,643
Less: allowance for expected credit losses	(2,077)	(2,119)
Accounts receivable, net	$49,705	$47,524

Movement of allowance for expected credit losses was as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance	$2,119	$1,442
Increase (decrease) in provision for expected credit losses/doubtful accounts	(40)	57
Bad debt write-offs	(2)	(24)
Ending balance	$2,077	$1,475

Prepaid expenses and other current assets consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$4,108	$4,591
Advances to suppliers	4,002	3,340
Other current assets	1,253	2,214
Prepaid expenses and other current assets	$9,363	$10,145

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Automobiles	$41,534	$37,256
Buildings	63,045	63,045
Building improvements	22,076	22,014
Furniture and fixtures	419	474
Land	49,929	49,929
Machinery and equipment	11,639	11,532
Construction in progress	3,590	1,391
Subtotal	192,232	185,641
Less: accumulated depreciation	(54,243)	(52,505)
Property and equipment, net	$137,989	$133,136

Depreciation expense was $2.6 million for the three months ended March 31, 2024 and 2023.

Long-term investments consisted of the following:

(In thousands)	Ownership as of March 31, 2024	March 31, 2024	December 31, 2023
Asahi Food, Inc. ("Asahi")	49%	$589	$588
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,389	$2,388

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of March 31, 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accrued compensation	$6,649	$7,941
Accrued professional fees	1,399	1,353
Accrued interest and fees	1,181	1,276
Self-insurance liability	1,697	1,723
Other	6,528	4,994
Total accrued expenses and other liabilities	$17,454	$17,287

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$781	$—	$781	$—	$412	$—	$412
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$(1,601)	$—	$(1,601)

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable, checks issued not presented for payment and accrued expenses and other liabilities approximate their fair value based on the short-term maturity of these instruments.

See Note 7 - Derivative Financial Instruments for additional information regarding the Company’s interest rate swaps.

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
March 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$139	$155
Other finance institutions	—	—	16	17
Variable rate debt:
JPMorgan Chase	$—	$104,791	$—	$104,791
Bank of America	—	2,159	—	2,159
East West Bank	—	5,636	—	5,636

December 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$151	$169
Other finance institutions	—	—	43	45
Variable rate debt:
JPMorgan Chase	$—	$106,079	$—	$106,079
Bank of America	—	2,193	—	2,193
East West Bank	—	5,675	—	5,675

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company's fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

See Note 8 - Debt for additional information regarding the Company's debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the three months ended March 31, 2024 and 2023.

There were no assets carried at nonrecurring fair value at March 31, 2024 and December 31, 2023.

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The Company performed a quantitative goodwill impairment assessment as of December 31, 2023, as a result of the Company’s results of operations compared to previous forecasts, combined with the level of the Company’s stock price. The fair value was determined using an average of the income approach, comparable public company analysis, and comparable acquisitions analysis. The fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded no impairment was required to be recorded during the year ended December 31, 2023.

The annual goodwill impairment test in 2023 resulted in an estimated fair value that exceeded carrying value by approximately 10% at December 31, 2023. The most critical assumptions in determining fair value using the income approach were projections of future cash flows such as forecasted revenue growth rates, gross profit margins, and the discount rate. The market approaches were primarily impacted by an enterprise value multiple of EBITDA. A significant change in these assumptions or a sustained decline in the Company’s stock price could result in an interim impairment test and/or potential goodwill impairment in the future.

The Company determined that there were no events or circumstances during the three months ended March 31, 2024 that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Goodwill was $85.1 million as of March 31, 2024 and December 31, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	March 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(2,754)	$1,138	$3,892	$(2,429)	$1,463
Trademarks and trade names	44,207	(16,149)	28,058	44,207	(15,045)	29,162
Customer relationships	185,266	(40,726)	144,540	185,266	(38,085)	147,181
Total	$233,365	$(59,629)	$173,736	$233,365	$(55,559)	$177,806

Amortization expense for acquired intangible assets was $4.1 million for the three months ended March 31, 2024 and 2023.

Note 7 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps ("IRS") for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 8 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

As of March 31, 2024, the Company determined that the fair values of the IRS contracts were $0.8 million in an asset position. As of December 31, 2023, the fair values of the IRS contracts were $0.4 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 8 - Debt

Long-term debt at March 31, 2024 and December 31, 2023 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at March 31, 2024	March 31, 2024	December 31, 2023
Bank of America (a)	October 2026 - December 2029	4.34% - 7.95%	$2,314	$2,362
East West Bank (b)	August 2027 - September 2029	7.64% - 9.00%	5,636	5,675
JPMorgan Chase (c)	January 2030	7.32% - 7.44%	105,039	106,337
Other finance institutions (d)	July 2024	5.99% - 6.17%	17	45
Total debt, principal amount			113,006	114,419
Less: debt issuance costs			(248)	(258)
Total debt, carrying value			112,758	114,161
Less: current portion			(5,427)	(5,450)
Long-term debt			$107,331	$108,711
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
(c)Real estate term loan with a principal balance of $105.0 million as of March 31, 2024 and $106.3 million as of December 31, 2023 is secured by assets held by the Company and has a maturity date of January 2030.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of March 31, 2024, the Company was in compliance with its covenants.

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

Note 9 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,470,541 and 851,443 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2024 and 2023, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to HF Foods Group Inc.	$(694)	$(5,933)
Denominator:
Weighted-average common shares outstanding	52,155,968	53,822,794
Effect of dilutive securities	—	—
Weighted-average dilutive shares outstanding	52,155,968	53,822,794
Loss per common share:
Basic	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.11)

Note 10 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of March 31, 2024, the Company had no subsidiaries outside the U.S., as such, no foreign income tax was recorded.
For the three months ended March 31, 2024 and 2023, the Company's effective income tax rate of 24.5% and 27.7%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes.

Note 11 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.

Mr. Xiao Mou Zhang (“Mr. Zhang”), the Chief Executive Officer of the Company, and certain of his immediate family members (collectively greater than 10% shareholders) have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

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

The related party transactions as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2024 and 2023:

			Three Months Ended March 31,
	(In thousands)	Nature	2024	2023
(a)	Asahi Food, Inc.	Trade	27	22
(b)	Conexus Food Solutions (formerly known as Best Food Services, LLC)	Trade	$1,150	$2,084
(c)	Eastern Fresh NJ, LLC	Trade	—	37
(c)	Ocean Pacific Seafood Group, Inc.	Trade	80	168
(c)	Rainfield Ranches, LP	Trade	57	30
	Total		$1,314	$2,341
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
	(In thousands)	2024	2023
(a)	ABC Food Trading, LLC	$403	$593
(b)	Asahi Food, Inc.	139	195
(a)	Conexus Food Solutions (formerly known as Best Food Services, LLC)	253	433
(c)	Eagle Food Service, LLC	—	1,020
(d)	First Choice Seafood, Inc.	7	8
(d)	Fortune One Foods, Inc.	16	19
(e)	N&F Logistics, Inc.	—	6
(f)	Union Food LLC	—	19
	Total	$818	$2,293
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(e)Mr. Zhou Min Ni owns an equity interest in this entity.
(f)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

Lease Agreements

The Company leases various facilities to related parties.

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense was $0.1 million for the three months ended March 31, 2024 and 2023, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. Rental income was $36 thousand for the three months ended March 31, 2024 and 2023, which is included in other income in the condensed consolidated statements of operations and comprehensive loss.

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of March 31, 2024 and December 31, 2023, respectively:

	(In thousands)	March 31, 2024	December 31, 2023
(a)	ABC Food Trading, LLC	$125	$94
(b)	Asahi Food, Inc.	111	69
(a)	Conexus Food Solutions (formerly known as Best Food Services, LLC)	—	84
(c)	Enson Seafood GA, Inc. (formerly known as GA-GW Seafood, Inc.)	59	59
(d)	Union Food LLC	—	2
	Total	$295	$308
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.
(d)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

The Company had reserved for 100% of the accounts receivable for Union Food LLC as of December 31, 2023 and wrote-off the receivable during the three months ended March 31, 2024. The Company has reserved for 100% of the accounts receivable for Enson Seafood GA, Inc. as of March 31, 2024 and December 31, 2023. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of March 31, 2024 and December 31, 2023.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2024 and December 31, 2023, respectively:

	(In thousands)	March 31, 2024	December 31, 2023
(a)	Conexus Food Solutions (formerly as Best Food Services, LLC)	$126	$379
	Others	17	18
	Total	$143	$397
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.

Note 12 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees, non-employee directors and consultants. As of March 31, 2024, the Company had 808,807 time-based vesting restricted stock units unvested, 627,803 performance-based restricted stock units unvested, 531,222 shares of common stock vested and 1,032,168 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.7 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company's unaudited condensed consolidated statements of income and comprehensive loss.

As of March 31, 2024, there was $3.5 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.65 years.

Note 13 - Commitments and Contingencies

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
On October 13, 2023, the Company received a “Wells Notice” from the staff of the SEC (the “Wells Notice”) relating to the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law and invites recipients to submit a response if they wish. The Company made a submission in response to the Wells Notice explaining why an enforcement action would not be appropriate. Following that submission, the staff of the SEC determined that it would no longer be recommending that the SEC file an enforcement action against the Company at this time pending a potential agreed-upon resolution between the Company and the SEC. The Company is in negotiations with the SEC over a potential resolution, which could include fines and penalties, but the terms of that settlement are not final. The Company has made no formal offer of settlement to the SEC as of this filing, and therefore, a reasonable estimate of the contingency cannot be made.

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

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the Lease Agreement. The Company agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company incurred $1.3 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s condensed consolidated balance sheet as of March 31, 2024. The Company expects to complete construction in the first quarter of 2025.

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

In accordance with ASC Topic 460, Guarantees, the Company has determined that its maximum exposure resulting from the 275 Fifth Avenue lease guarantee includes future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases with a remaining term of approximately 10 years. The Company elected a policy to apply the discounted cash flow method to loss contingencies with more than 18 months of payments. AnHeart is obligated to pay all costs associated with the properties, including taxes, insurance, utilities, maintenance and repairs. During the year ended December 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. The Company determined the discounted value of the lease guarantee liability using a discount rate of 4.55%. As of March 31, 2024, the Company had a lease guarantee liability of $5.4 million. The current portion of the lease guarantee liability of $0.4 million is recorded in accrued expenses and other liabilities, while the long-term portion is recorded in other long-term liabilities on the consolidated balance sheet. The Company's monthly rental payments range from approximately $42,000 per month to $63,000 per month, with the final payment due in 2034. See Note 14 - Subsequent Events for additional information regarding the 275 Fifth Avenue lease.

The estimated future minimum lease payments as of March 31, 2024 are presented below:

(In thousands)	Amount
Year Ending December 31,
2024 (remaining nine months)	$442
2025	604
2026	621
2027	638
2028	656
Thereafter	3,822
Total	6,783
Less: imputed interest	(1,390)
Total minimum lease payments	$5,393

Note 14 - Subsequent Events

Shareholder Rights Plan Amendment
On April 11, 2024, the Company entered into Amendment No. 1 to the Preferred Stock Rights Agreement (the “Rights Agreement”), dated as of April 11, 2023, between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as rights agent, to extend the expiration date of the rights under the Rights Agreement from April 11, 2024 to April 11, 2025.

Assumption of Lease
Effective April 30, 2024, the Company through its subsidiary assumed the lease of a building located on the premises of 275 Fifth Avenue, New York, New York. The Company was the guarantor of this lease under a lease guarantee agreement dated July 2018, and in February 2022, upon receiving notice of default, the Company undertook its lease guarantee obligations. The assumption of the lease had no impact on the Company’s obligations as guarantor. See Note 13 - Commitments and Contingencies for disclosures pertaining to the lease guarantee obligation.

The lease covers certain portions of the ground floor, lower lever, and second floor of the building. The lease term ends on April 30, 2034 and is renewable at the option of the Company for up to two additional five-year terms. The Company shall pay rent of approximately $45,000 per month with provisions for yearly increases.

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

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (the "SEC") and public communications. We caution you that the important factors referenced above may not contain all of the risks, uncertainties (some of which are beyond our control) or other assumptions that are important to you. These risks and uncertainties include, but are not limited to, those factors described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

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

Overview
We market and distribute Asian specialty food products, seafood, fresh produce, frozen and dry food, and non-food products primarily to Asian restaurants and other foodservice customers throughout the United States. HF Foods was formed through a merger between two complementary market leaders, HF Foods Group Inc. and B&R Global. In 2022, HF Foods acquired two frozen seafood suppliers, expanding its distribution network in Illinois, Texas and along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

We aim to supply the increasing demand for Asian American restaurant cuisine, leveraging our nationwide network of distribution centers and our strong relations with growers and suppliers of fresh, high-quality specialty restaurant food products and supplies in the US, South America, and China. Capitalizing on our deep understanding of the Chinese culture, we have become a trusted partner serving Asian restaurants and other foodservice customers throughout the United States, providing sales and service support to customers who mainly converse in Mandarin or other Chinese dialects. We are dedicated to serving the vast array of Asian restaurants in need of high-quality and specialized food ingredients at competitive prices.
Transformation Plan
To position the business for long-term success, we have initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: We began the roll out of our centralized purchasing program with seafood products and have yielded significant positive results with respect to margin expansion for the product category. We are now focusing on expanding the program to other categories.
•Fleet and Transportation: We have established a national fleet maintenance program. Within this, we plan to define new truck specifications, initiate a replacement program for 50% of our current fleet, implement a national fuel savings program to maximize efficiency, and outsource domestic inbound freight logistics to a third-party partner to adopt a cohesive national approach to its supply chain. This is expected to deliver substantial improvements to our transportation system.
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

Financial Overview

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	Amount	%
Net revenue	$295,654	$293,855	$1,799	0.6%
Net loss	$(559)	$(5,797)	$5,238	NM
Adjusted EBITDA	$8,702	$5,749	$2,953	51.4%
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

Results of Operations

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change
Net revenue	$295,654	$293,855	$1,799
Cost of revenue	245,243	243,683	1,560
Gross profit	50,411	50,172	239
Distribution, selling and administrative expenses	50,496	52,929	(2,433)
Loss from operations	(85)	(2,757)	2,672
Interest expense	2,834	2,868	(34)
Other income	(94)	(228)	134
Change in fair value of interest rate swap contracts	(1,970)	2,746	(4,716)
Lease guarantee income	(115)	(120)	5
Loss before income taxes	(740)	(8,023)	7,283
Income tax benefit	(181)	(2,226)	2,045
Net loss and comprehensive loss	(559)	(5,797)	5,238
Less: net income attributable to noncontrolling interests	135	136	(1)
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(694)	$(5,933)	$5,239

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	82.9%
Gross profit	17.1%	17.1%
Distribution, selling and administrative expenses	17.1%	18.0%
Loss from operations	—%	(0.9)%
Interest expense	0.9%	1.0%
Other income	—%	(0.1)%
Change in fair value of interest rate swap contracts	(0.7)%	0.9%
Lease guarantee income	—%	—%
Loss before income taxes	(0.3)%	(2.7)%
Income tax benefit	(0.1)%	(0.8)%
Net loss and comprehensive loss	(0.2)%	(1.9)%
Less: net income attributable to noncontrolling interests	—%	0.1%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.2)%	(2.0)%

Net Revenue

Net revenue for the three months ended March 31, 2024 increased by $1.8 million, or 0.6%, compared to the same period in 2023. This increase was primarily attributable to product cost inflation and improved pricing in certain categories, partially offset by the $2.7 million loss in revenue resulting from the exit of our chicken processing businesses.

Gross Profit

Gross profit was $50.4 million for three months ended March 31, 2024 compared to $50.2 million in the same period in 2023, an increase of $0.2 million, or 0.5%. Gross profit margin for the three months ended March 31, 2024 was flat at 17.1% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $2.4 million, or 4.6%, for the three months ended March 31, 2024 primarily due to a decrease of $2.8 million in professional fees, partially offset by higher payroll and related labor costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 17.1% for the three months ended March 31, 2024 from 18.0% in the same period in 2023, primarily due to lower professional fees and increased net revenue, partially offset by increased headcount.

Interest Expense

Interest expense for the three months ended March 31, 2024 of $2.8 million remained consistent compared to the three months ended March 31, 2023, having decreased slightly from $2.9 million. Average floating interest rates on our floating-rate debt for the three months ended March 31, 2024 increased by approximately 0.8% on our line of credit and 0.8% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $2.0 million, or 4.8%, to $44.7 million for the three months ended March 31, 2024 from $42.6 million for the three months ended March 31, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5 million, or 4.6%, to $105.5 million for the three months ended March 31, 2024 from $110.5 million for the three months ended March 31, 2023.

Income Tax Benefit

Income tax benefit was $181,000 for the three months ended March 31, 2024, compared to an income tax benefit of $2.2 million for the three months ended March 31, 2023, primarily due to a decrease in loss before income taxes, permanent differences and state income taxes during the current period.

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $0.7 million for the three months ended March 31, 2024, compared to net loss of $5.9 million for the three months ended March 31, 2023. The improvement of $5.2 million, or 88.3%, is primarily due to the impact from changes in the fair value of interest rate swap and the decreased distribution, selling, and administrative costs.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change

Net loss	$(559)	$(5,797)	$5,238
Interest expense	2,834	2,868	(34)
Income tax benefit	(181)	(2,226)	2,045
Depreciation and amortization	6,676	6,689	(13)
EBITDA	8,770	1,534	7,236
Lease guarantee income	(115)	(120)	5
Change in fair value of interest rate swap contracts	(1,970)	2,746	(4,716)
Stock-based compensation expense	738	1,096	(358)
Business transformation costs (1)	973	44	929
Other non-routine expense (2)	306	449	(143)
Adjusted EBITDA	$8,702	$5,749	$2,953
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of approximately $18.2 million, checks issued not presented for payment of $8.7 million and access to approximately $40.9 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of March 31, 2024.

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

As of March 31, 2024, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Net cash provided by operating activities	$7,055	$12,570	$(5,515)
Net cash used in investing activities	(2,585)	(629)	(1,956)
Net cash used in financing activities	(1,487)	(18,753)	17,266
Net increase (decrease) in cash and cash equivalents	$2,983	$(6,812)	$9,795

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities decreased by $5.5 million, or 44%, primarily due to the timing of working capital outlays partially offset by improved operating loss.

Investing Activities

Net cash used in investing activities increased by $2.0 million, or 311%, primarily due to increased capital project spend in the three months ended March 31, 2024.

Financing Activities

Net cash used in financing activities decreased by $17.3 million to $1.5 million used in financing activities primarily due to checks issued not presented for payment activity for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as well as net line of credit activity.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report on Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2024. Additionally, see Note 6 - Goodwill and Acquired Intangible Assets of our unaudited condensed consolidated financial statements on this Form 10-Q for disclosure regarding the Company’s at risk single reporting unit.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the
condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 7 - Derivative Financial Instruments to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2024, our aggregate floating rate debt’s outstanding principal balance without hedging was $57.4 million, or 34.2% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Debt to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 65.8% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the first quarter of 2024 decreased in comparison to average prices in the same period in 2023, decreasing 9.7% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses as were reported previously, which continue to exist as of March 31, 2024. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of March 31, 2024. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Controls Over Financial Reporting and Disclosure Controls

Management remains committed to ongoing efforts to address material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously identified will continue to exist.

Other than the remediation efforts previously disclosed, there have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. For information relating to legal proceedings, see Note 13 - Commitments and Contingencies to our condensed consolidated financial statements.

ITEM 1A.    Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/11/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2024	8-K	10.1	2/9/2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Cindy Yao
Cindy Yao Chief Financial Officer (Principal accounting and financial officer)

Date: May 10, 2024