Form 10-Q
period 2024-06-30
HF Foods Group Inc.
filed 2024-08-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 52,730,183 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$13,968	$15,232
Accounts receivable, net of allowances of $2,077 and $2,119	50,867	47,524
Accounts receivable - related parties	548	308
Inventories	119,232	105,618
Prepaid expenses and other current assets	8,996	10,145
TOTAL CURRENT ASSETS	193,611	178,827
Property and equipment, net	143,538	133,136
Operating lease right-of-use assets	16,006	12,714
Long-term investments	2,390	2,388
Customer relationships, net	141,898	147,181
Trademarks, trade names and other intangibles, net	27,768	30,625
Goodwill	85,118	85,118
Other long-term assets	6,538	6,531
TOTAL ASSETS	$616,867	$596,520
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$6,452	$4,494
Line of credit	66,350	58,564
Accounts payable	62,497	51,617
Accounts payable - related parties	651	397
Current portion of long-term debt, net	5,414	5,450
Current portion of obligations under finance leases	3,025	1,749
Current portion of obligations under operating leases	4,116	3,706
Accrued expenses and other liabilities	15,554	17,287
TOTAL CURRENT LIABILITIES	164,059	143,264
Long-term debt, net of current portion	106,000	108,711
Obligations under finance leases, non-current	17,434	11,229
Obligations under operating leases, non-current	12,219	9,414
Deferred tax liabilities	28,204	29,028
Other long-term liabilities	160	6,891
TOTAL LIABILITIES	328,076	308,537
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,668,169 and 54,153,391 shares issued and 52,670,746 and 52,155,968 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of June 30, 2024 and December 31, 2023	(7,750)	(7,750)
Additional paid-in capital	603,454	603,094
Accumulated deficit	(309,365)	(308,688)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	286,344	286,661
Noncontrolling interests	2,447	1,322
TOTAL SHAREHOLDERS’ EQUITY	288,791	287,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$616,867	$596,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue - third parties	$301,331	$290,364	$596,167	$581,926
Net revenue - related parties	1,011	1,948	1,829	4,241
TOTAL NET REVENUE	302,342	292,312	597,996	586,167

Cost of revenue - third parties	248,957	239,724	493,441	481,181
Cost of revenue - related parties	920	1,922	1,679	4,148
TOTAL COST OF REVENUE	249,877	241,646	495,120	485,329

GROSS PROFIT	52,465	50,666	102,876	100,838

Distribution, selling and administrative expenses	49,840	52,243	100,336	105,172
INCOME (LOSS) FROM OPERATIONS	2,625	(1,577)	2,540	(4,334)

Interest expense	3,119	2,847	5,953	5,715
Other expense (income), net	3,466	(127)	3,372	(355)
Change in fair value of interest rate swap contracts	(361)	(2,856)	(2,331)	(110)
Lease guarantee income	(5,433)	(90)	(5,548)	(210)
INCOME (LOSS) BEFORE INCOME TAXES	1,834	(1,351)	1,094	(9,374)

Income tax expense (benefit)	1,599	209	1,418	(2,017)
NET INCOME (LOSS) AND COMPREHENSIVE LOSS	235	(1,560)	(324)	(7,357)

Less: net income (loss) attributable to noncontrolling interests	218	(710)	353	(574)
NET INCOME (LOSS) AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$17	$(850)	$(677)	$(6,783)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.00	$(0.02)	$(0.01)	$(0.13)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.00	$(0.02)	$(0.01)	$(0.13)
WEIGHTED AVERAGE SHARES - BASIC	52,585,715	54,046,328	52,370,842	53,935,178
WEIGHTED AVERAGE SHARES - DILUTED	52,661,119	54,046,328	52,370,842	53,935,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(324)	$(7,357)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	13,266	13,129
Asset impairment charges	—	1,200
Provision for credit losses	(40)	56
Deferred tax benefit	(824)	(1,324)
Change in fair value of interest rate swap contracts	(2,331)	(110)
Stock-based compensation	1,260	1,848
Non-cash lease expense	1,930	1,916
Lease guarantee income	(5,548)	(210)
Other non-cash expense	485	389
Changes in operating assets and liabilities:
Accounts receivable	(3,303)	(1,456)
Accounts receivable - related parties	(240)	(394)
Inventories	(13,614)	9,225
Prepaid expenses and other current assets	1,149	(3,545)
Other long-term assets	723	(1,519)
Accounts payable	10,880	(667)
Accounts payable - related parties	254	(659)
Operating lease liabilities	(2,007)	(1,765)
Accrued expenses and other liabilities	(1,733)	(25)
Net cash (used in) provided by operating activities	(17)	8,732
Cash flows from investing activities:
Purchase of property and equipment	(6,331)	(1,522)
Net cash used in investing activities	(6,331)	(1,522)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(128)	—
Checks issued not presented for payment	1,958	(1,072)
Proceeds from line of credit	735,717	594,916
Repayment of line of credit	(727,958)	(605,826)
Repayment of long-term debt	(2,768)	(3,172)
Repayment of obligations under finance leases	(1,737)	(1,399)
Net cash provided by (used in) financing activities	5,084	(16,553)
Net decrease in cash	(1,264)	(9,343)
Cash at beginning of the period	15,232	24,289
Cash at end of the period	$13,968	$14,946
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,222	$88
Property acquired in exchange for finance leases	9,218	1,059
Dissolution of noncontrolling interests	772	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	$5	—	$—	$599,384	$(312,447)	$286,942	$4,572	$291,514
Net loss	—	—	—	—		(850)	(850)	(710)	(1,560)
Issuance of common stock pursuant to equity compensation plan	269,113	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(27,441)	—	—	—	(106)	—	(106)	—	(106)
Stock-based compensation	—	—	—	—	752	—	752	—	752
Balance at June 30, 2023	54,086,164	$5	—	$—	$600,030	$(313,297)	$286,738	$3,862	$290,600

Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162
Net income	—	—	—	—	—	17	17	218	235
Issuance of common stock pursuant to equity compensation plan	555,181	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(40,403)	—	—	—	(128)	—	(128)	—	(128)
Dissolution of noncontrolling interests					(772)		(772)	772	—
Stock-based compensation	—	—	—	—	522	—	522	—	522
Balance at June 30, 2024	54,668,169	$5	1,997,423	$(7,750)	$603,454	$(309,365)	$286,344	$2,447	$288,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Description of Business

Organization and General

HF Foods Group Inc. and subsidiaries (collectively “HF Foods” or the “Company”) is an Asian foodservice distributor that markets and distributes fresh produce, seafood, frozen and dry food, and non-food products to primarily Asian restaurants and other foodservice customers throughout the United States. The Company's business consists of one operating segment, which is also its one reportable segment: HF Foods, which operates solely in the United States. The Company's customer base consists primarily of Asian restaurants, and it provides sales and service support to customers who mainly converse in Mandarin or Chinese dialects.

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

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024 (the “2023 Annual Report”). There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the 2023 Annual Report.

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

The Company previously disclosed one VIE, AnHeart, Inc. (“AnHeart”), for which the Company was not the primary beneficiary and therefore did not consolidate. During the three months ended June 30, 2024, the Company assumed the lease for which AnHeart was a lessee and the Company was a guarantor, and as such, it no longer recognizes AnHeart as a VIE as of June 30, 2024. See Note 13 - Commitments and Contingencies for additional information on AnHeart.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024 and December 31, 2023, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at June 30, 2024	June 30, 2024	December 31, 2023
HF Foods Industrial, LLC ("HFFI")(a)	—%	$—	$(759)
Min Food, Inc.	39.75%	2,078	1,715
Monterey Food Service, LLC	35.00%	369	366
Total		$2,447	$1,322
_______________
(a)During the quarter ended June 30, 2024, upon dissolution of HFFI, the Company assumed HFFI’s remaining assets and liabilities. In accordance with ASC Topic 810 (“ASC 810”), Consolidation, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. No gain or loss was recognized. As a result of this transaction, noncontrolling interest of $0.8 million was reclassified to additional paid-in capital on the condensed consolidated balance sheets.

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

Note 3 - Revenue

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024		2023		2024		2023
Seafood	$99,530	33%	$91,382	31%	$193,925	32%	$184,272	32%
Asian Specialty	77,493	26%	76,337	26%	157,702	26%	154,161	26%
Meat and Poultry	63,792	20%	56,012	19%	121,542	20%	108,061	18%
Produce	32,171	11%	31,636	11%	64,254	11%	63,847	11%
Packaging and Other	15,645	5%	18,037	6%	32,019	6%	37,433	6%
Commodity	13,711	5%	18,908	7%	28,554	5%	38,393	7%
Total	$302,342	100%	$292,312	100%	$597,996	100%	$586,167	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$52,944	$49,643
Less: allowance for expected credit losses	(2,077)	(2,119)
Accounts receivable, net	$50,867	$47,524

Movement of allowance for expected credit losses was as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Beginning balance	$2,119	$1,442
(Decrease) increase in provision for expected credit losses	(40)	56
Bad debt write-offs	(2)	(24)
Ending balance	$2,077	$1,474

Prepaid expenses and other current assets consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$2,093	$4,591
Advances to suppliers	6,112	3,340
Other current assets	791	2,214
Prepaid expenses and other current assets	$8,996	$10,145

Property and equipment, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Automobiles(1)	$47,312	$37,256
Buildings	63,045	63,045
Building improvements	22,278	22,014
Furniture and fixtures	419	474
Land	49,929	49,929
Machinery and equipment	11,970	11,532
Construction in progress	5,172	1,391
Subtotal	200,125	185,641
Less: accumulated depreciation	(56,587)	(52,505)
Property and equipment, net	$143,538	$133,136
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $31.0 million and $12.3 million at June 30, 2024 and $22.2 million and $10.3 million at December 31, 2023, which primarily relates to Automobiles. During the six months ended June 30, 2024, the Company entered into finance leases for automobiles which mature in 4 to 6 years and have a weighted average discount rate of 6.6%. The total future minimum lease payments under finance leases as of June 30, 2024 is $30.1 million. As of June 30, 2024, the Company had additional leases that had not yet commenced which totaled $16.9 million in future minimum lease payments.

Depreciation expense was $2.5 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $5.1 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the condensed consolidated statements of operations and comprehensive income.

Long-term investments consisted of the following:

(In thousands)	Ownership as of June 30, 2024	June 30, 2024	December 31, 2023
Asahi Food, Inc. ("Asahi")	49%	$590	$588
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,390	$2,388

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of June 30, 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Accrued compensation	$5,617	$7,941
Accrued professional fees	663	1,353
Accrued interest and fees	1,056	1,276
Self-insurance liability	2,439	1,723
Other	5,779	4,994
Total accrued expenses and other liabilities	$15,554	$17,287

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$1,142	$—	$1,142	$—	$412	$—	$412
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$(1,601)	$—	$(1,601)

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
June 30, 2024
Fixed rate debt:
Bank of America	$—	$—	$126	$141
Other finance institutions	—	—	4	4
Variable rate debt:
JPMorgan Chase	$—	$103,549	$—	$103,549
Bank of America	—	2,123	—	2,123
East West Bank	—	5,597	—	5,597

December 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$151	$169
Other finance institutions	—	—	43	45
Variable rate debt:
JPMorgan Chase	$—	$106,079	$—	$106,079
Bank of America	—	2,193	—	2,193
East West Bank	—	5,675	—	5,675

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the three and six months ended June 30, 2024 and 2023.

There were no assets carried at nonrecurring fair value at June 30, 2024 and December 31, 2023.

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

The Company determined that there were no events or circumstances during the six months ended June 30, 2024 that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Goodwill was $85.1 million as of June 30, 2024 and December 31, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	June 30, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(3,076)	$816	$3,892	$(2,429)	$1,463
Trademarks and trade names	44,207	(17,255)	26,952	44,207	(15,045)	29,162
Customer relationships	185,266	(43,368)	141,898	185,266	(38,085)	147,181
Total	$233,365	$(63,699)	$169,666	$233,365	$(55,559)	$177,806

Amortization expense for acquired intangible assets was $4.1 million for the three months ended June 30, 2024 and 2023. Amortization expense for acquired intangible assets was $8.1 million for the six months ended June 30, 2024 and 2023.

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

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value changes of these IRS contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2024, the Company determined that the fair values of the IRS contracts were $1.1 million in an asset position. As of December 31, 2023, the fair values of the IRS contracts were $0.4 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 8 - Debt

Long-term debt at June 30, 2024 and December 31, 2023 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at June 30, 2024	June 30, 2024	December 31, 2023
Bank of America (a)	October 2026 - December 2029	4.34% - 7.93%	$2,264	$2,362
East West Bank (b)	August 2027 - September 2029	7.62% - 9.00%	5,597	5,675
JPMorgan Chase (c)	January 2030	7.30%	103,786	106,337
Other finance institutions (d)	July 2024	N/A	4	45
Total debt, principal amount			111,651	114,419
Less: debt issuance costs			(237)	(258)
Total debt, carrying value			111,414	114,161
Less: current portion			(5,414)	(5,450)
Long-term debt			$106,000	$108,711
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $1.9 million and $3.0 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $103.8 million as of June 30, 2024 and $106.3 million as of December 31, 2023 is secured by assets held by the Company and has a maturity date of January 2030.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of June 30, 2024, the Company was in compliance with its covenants.

Credit Facility

The outstanding principal balance on the line of credit as of June 30, 2024 was $66.4 million and outstanding letters of credit amounted to $3.8 million leaving access to approximately $29.9 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation.

On March 31, 2022, the Company amended the $100.0 million asset-secured revolving credit facility agreement, extending for five years, with a maturity date of November 4, 2027. On February 6, 2024, the Company amended the agreement to (i) remove a cap on permitted indebtedness in respect of capital lease obligations, subject to certain enumerated conditions; (ii) create a reserve on the borrowing base, which will be reduced on a dollar-for-dollar basis once the Company has made expenditures in excess of such amount relating to the development and construction of certain real property, and which amounts shall be excluded from certain financial covenants under the JPM Credit Agreement and; (iii) remove certain sublease income from various financial covenants.

Note 9 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 37,084 and 967,779 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended June 30, 2024 and 2023, respectively, because their effect could have been anti-dilutive. There were 1,354,908 and 620,402 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the six months ended June 30, 2024 and 2023, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$17	$(850)	$(677)	$(6,783)
Denominator:
Weighted-average common shares outstanding	52,585,715	54,046,328	52,370,842	53,935,178
Effect of dilutive securities	75,404	—	—	—
Weighted-average dilutive shares outstanding	52,661,119	54,046,328	52,370,842	53,935,178
Earnings (loss) per common share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.13)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.13)

Note 10 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of June 30, 2024, the Company had no subsidiaries outside the U.S., as such, no foreign income tax was recorded.
For the three and six months ended June 30, 2024, the Company's effective income tax rate of 87.2% and 129.6%, respectively, differed from the federal statutory tax rate primarily as a result of discrete tax items, permanent differences and state income taxes. The Company’s tax provision for the three and six months ended June 30, 2024 includes a discrete tax expense of $1.0 million related to the Company’s SEC settlement and $0.1 million tax expense related to stock-based compensation shortfalls. Absent the discrete items, the estimated annual effective income tax rate from continuing operations for the three and six months ended June 30, 2024 was 25.5% and 25.1%, respectively. For the three and six months ended June 30, 2023, the Company's effective income tax rate of (15.5)% and 21.5%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes.

During the three months ended June 30, 2024, the Company dissolved one of its subsidiaries, HFFI. The Company is in the process of determining the tax impact of the dissolution. However, the Company does not expect the dissolution of HFFI to have a significant impact on the income tax provision as HFFI’s deferred tax assets were subject to a full valuation allowance.

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

The related party transactions as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and six months ended June 30, 2024 and 2023:

			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	Nature	2024	2023	2024	2023
(a)	Asahi Food, Inc.	Trade	$29	$17	$56	$39
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,763	2,729	2,913	4,813
(c)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	—	—	—	37
(c)	Ocean Pacific Seafood Group, Inc.	Trade	60	74	140	242
(c)	Rainfield Ranches, LP	Trade	38	6	95	36
	Total		$1,890	$2,826	$3,204	$5,167
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	2024	2023	2024	2023
(a)	ABC Food Trading, LLC	$431	$722	$834	$1,315
(b)	Asahi Food, Inc.	148	191	287	386
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	335	93	588	526
(c)	Eagle Food Service, LLC	—	922	—	1,942
(d)	First Choice Seafood, Inc.	6	8	13	16
(d)	Fortune One Foods, Inc.	91	4	107	23
(e)	N&F Logistics, Inc.	—	—	—	6
(f)	Union Food LLC	—	8	—	27
	Total	$1,011	$1,948	$1,829	$4,241
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. Rental income was $36 thousand and $36 thousand for the three months ended June 30, 2024 and 2023, respectively and $72 thousand and $72 thousand for the six months ended June 30, 2024 and 2023, respectively. Rental income is included in other income in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of June 30, 2024 and December 31, 2023, respectively:

	(In thousands)	June 30, 2024	December 31, 2023
(a)	ABC Food Trading, LLC	$194	$94
(b)	Asahi Food, Inc.	80	69
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	168	84
(c)	Enson Seafood GA, Inc. (formerly known as GA-GW Seafood, Inc.)	59	59
(d)	Fortune One Foods, Inc.	47	—
(e)	Union Food LLC	—	2
	Total	$548	$308
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.
(d)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(e)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

The Company has reserved for 100% of the accounts receivable for Enson Seafood GA, Inc. as of June 30, 2024 and December 31, 2023. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of June 30, 2024 and December 31, 2023.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2024 and December 31, 2023, respectively:

	(In thousands)	June 30, 2024	December 31, 2023
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$627	$379
	Others	24	18
	Total	$651	$397
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.

Note 12 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company's common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of June 30, 2024, the Company had 1,065,174 time-based vesting restricted stock units unvested, 981,894 performance-based restricted stock units unvested, 1,086,403 shares of common stock vested and 3,866,529 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense was $1.3 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2024, there was $6.8 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.32 years.

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

On June 6, 2024, the SEC announced that it had accepted an Offer of Settlement submitted by the Company in order to resolve the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to violations of Sections 17(a) of the Securities Act, and of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), and 14a-9 thereunder, resulting from the materially false and misleading disclosures and other fraudulent conduct implemented by its former Chairman and CEO Zhou Min Ni and former CFO Jian Ming “Jonathan” Ni. The Company agreed to payment of a civil monetary penalty of $3.9 million, paid during the three months ended June 30, 2024, which was recorded in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The Order states that, in determining to accept the Company’s Offer of Settlement, the SEC considered the numerous remedial actions promptly undertaken by the Company and its cooperation during the investigation. The Company’s resolution follows charges brought by the SEC against the two former executives in a District Court action filed on June 3, 2024. As a result of the SEC’s district court complaint against them, the two former executives agreed to pay civil fines and disgorgement, and agreed to be subject to officer and director bars. Zhou Min Ni also agreed to a conduct-based injunction which enjoins him from directly or indirectly participating in the management of, or otherwise exercising any control of influence over the Company. The Special Litigation Committee of the Board of Directors previously obtained a monetary settlement from the former executives that was ratified by the Delaware Chancery Court.

AnHeart Lease Guarantee

The Company provided a guarantee for two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The Company previously determined that AnHeart was a VIE as a result of the guarantee. However, the Company concluded it was not the primary beneficiary of AnHeart and therefore did not consolidate, because it did not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. During the three months ended June 30, 2024, the Company assumed the lease for 275 Fifth Avenue and no longer recognized AnHeart as a VIE. As a result of the lease assumption, the lease guarantee liability of $5.4 million was reversed and an operating lease right-of-use asset and liability of $4.9 million was recorded on the condensed consolidated balance sheets. As a result of the reversal, a gain of $5.4 million was recorded to other expense (income), net on the condensed consolidated statements of operations and comprehensive income (loss).

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the Lease Agreement. The Company agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company incurred $2.2 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s condensed consolidated balance sheet as of June 30, 2024. The Company expects to complete construction in June 2025.

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay that litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. AnHeart subsequently defaulted on these obligations. On October 25, 2023, the Company commenced a new legal action by filing a complaint in New York County Supreme Court to pursue legal remedies against AnHeart and Minsheng (the “2023 Action”). As of the filing of the new summons and complaint, AnHeart and Minsheng are indebted to the Company in the amount of $474,000. AnHeart and the Company have since reached a settlement agreement (the “Settlement Agreement”) for AnHeart to pay the Company $40,000 a month in rent through December 2024 and commence regular monthly rental payments in accordance with the lease for 275 Fifth Avenue. The Settlement Agreement also provides that AnHeart will pay twenty-four monthly installments of $11,250 from January 2025 through December 2026 as payment for all back rent due.

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

Note 14 - Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the accompanying notes.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods”, the “Company,” “we,” “us,” or “our”) contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include without limitation:
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
Transformation Plan
To position the business for long-term success, we have initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: We began the roll out of our centralized purchasing program with seafood products and have yielded positive results with respect to margin expansion for the product category. We are now focusing on expanding the program to other categories.
•Fleet and Transportation: We have established a national fleet maintenance program. Within this, we have defined new truck specifications, initiated a replacement program for 50% of our current fleet, implemented a national fuel savings program to maximize efficiency, and plan to outsource domestic inbound freight logistics to a third-party partner to adopt a cohesive national approach to our supply chain. This is expected to deliver substantial improvements to our transportation system.
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

Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	Change	2024	2023	Change
Net revenue	$302,342	$292,312	$10,030	$597,996	$586,167	$11,829
Net income (loss)	$235	$(1,560)	$1,795	$(324)	$(7,357)	$7,033
Adjusted EBITDA	$10,561	$8,357	$2,204	$19,263	$14,106	$5,157

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change
Net revenue	$302,342	$292,312	$10,030
Cost of revenue	249,877	241,646	8,231
Gross profit	52,465	50,666	1,799
Distribution, selling and administrative expenses	49,840	52,243	(2,403)
Income (loss) from operations	2,625	(1,577)	4,202
Interest expense	3,119	2,847	272
Other expense (income), net	3,466	(127)	3,593
Change in fair value of interest rate swap contracts	(361)	(2,856)	2,495
Lease guarantee income	(5,433)	(90)	(5,343)
Income (loss) before income taxes	1,834	(1,351)	3,185
Income tax expense	1,599	209	1,390
Net income (loss) and comprehensive loss	235	(1,560)	1,795
Less: net income (loss) attributable to noncontrolling interests	218	(710)	928
Net income (loss) and comprehensive loss attributable to HF Foods Group Inc.	$17	$(850)	$867

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	82.6%	82.7%
Gross profit	17.4%	17.3%
Distribution, selling and administrative expenses	16.5%	17.9%
Income (loss) from operations	0.9%	(0.5)%
Interest expense	0.9%	1.0%
Other expense (income), net	1.1%	—%
Change in fair value of interest rate swap contracts	(0.1)%	(1.0)%
Lease guarantee income	(1.8)%	—%
Income (loss) before income taxes	0.6%	(0.5)%
Income tax expense	0.5%	0.1%
Net income (loss) and comprehensive income (loss)	0.1%	(0.5)%
Less: net income (loss) attributable to noncontrolling interests	0.1%	(0.2)%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	—%	(0.3)%

Net Revenue

Net revenue for the three months ended June 30, 2024 increased by $10.0 million, or 3.4%, compared to the same period in 2023. This increase was primarily attributable to product cost inflation, volume increases and improved pricing in certain categories, such as chicken and seafood, partially offset by deflation in commodities, such as cooking oils, and the $3.1 million loss in revenue resulting from the exit of our chicken processing businesses in 2023.

Gross Profit

Gross profit was $52.5 million for three months ended June 30, 2024 compared to $50.7 million in the same period in 2023, an increase of $1.8 million, or 3.6%. The increase was primarily attributable to increased net revenue. Gross profit margin for the three months ended June 30, 2024 increased slightly to 17.4% compared to 17.3% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $2.4 million, or 4.6%, for the three months ended June 30, 2024 primarily due to a decrease of $5.5 million in professional fees, partially offset by higher payroll and related labor costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.5% for the three months ended June 30, 2024 from 17.9% in the same period in 2023, primarily due to increased net revenue and lower professional fees, partially offset by increased headcount.

Interest Expense

Interest expense for the three months ended June 30, 2024 of $3.1 million remained consistent compared to the three months ended June 30, 2023, having increased slightly from $2.8 million. Average floating interest rates on our floating-rate debt for the three months ended June 30, 2024 increased by approximately 0.4% on our line of credit and 0.3% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $19.2 million, or 51.7%, to $56.4 million for the three months ended June 30, 2024 from $37.2 million for the three months ended June 30, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5 million, or 4.6%, to $104.2 million for the three months ended June 30, 2024 from $109.3 million for the three months ended June 30, 2023.

Income Tax Expense

Income tax expense was $1.6 million for the three months ended June 30, 2024, compared to an income tax expense of $0.2 million for the three months ended June 30, 2023, primarily due to discrete tax items related to the SEC settlement and stock-based compensation shortfalls impacting the tax provision for the current period.

Net Income (Loss) Attributable to HF Foods Group Inc.

Net income attributable to HF Foods Group Inc. was $0.0 million for the three months ended June 30, 2024, compared to net loss of $0.9 million for the three months ended June 30, 2023. The improvement was primarily driven by an increase in our income from operations of $4.2 million, as well as the $5.3 million reversal of our lease guarantee liability, partially offset by our SEC settlement of $3.9 million, the decrease of the gain related to the fair value of interest rate swap contracts of $2.5 million and the increase of income tax expense of $1.4 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change

Net income (loss)	$235	$(1,560)	$1,795
Interest expense	3,119	2,847	272
Income tax expense	1,599	209	1,390
Depreciation and amortization	6,590	6,440	150
EBITDA	11,543	7,936	3,607
Lease guarantee income	(5,433)	(90)	(5,343)
Change in fair value of interest rate swap contracts	(361)	(2,856)	2,495
Stock-based compensation expense	522	752	(230)
SEC settlement	3,900	—	3,900
Asset impairment charges	—	1,200	(1,200)
Business transformation costs (1)	130	160	(30)
Other non-routine expense (2)	260	1,255	(995)
Adjusted EBITDA	$10,561	$8,357	$2,204
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Results of Operations

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
($ in thousands)	2024	2023	Change
Net revenue	$597,996	$586,167	$11,829
Cost of revenue	495,120	485,329	9,791
Gross profit	102,876	100,838	2,038
Distribution, selling and administrative expenses	100,336	105,172	(4,836)
Income (loss) from operations	2,540	(4,334)	6,874
Interest expense	5,953	5,715	238
Other expense (income), net	3,372	(355)	3,727
Change in fair value of interest rate swap contracts	(2,331)	(110)	(2,221)
Lease guarantee income	(5,548)	(210)	(5,338)
Income (loss) before income taxes	1,094	(9,374)	10,468
Income tax expense (benefit)	1,418	(2,017)	3,435
Net loss and comprehensive loss	(324)	(7,357)	7,033
Less: net income (loss) attributable to noncontrolling interests	353	(574)	927
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(677)	$(6,783)	$6,106
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	82.8%	82.8%
Gross profit	17.2%	17.2%
Distribution, selling and administrative expenses	16.8%	17.9%
Income (loss) from operations	0.4%	(0.7)%
Interest expense	1.0%	1.0%
Other expense (income), net	0.6%	(0.1)%
Change in fair value of interest rate swap contracts	(0.4)%	—%
Lease guarantee income	(0.9)%	—%
Income (loss) before income taxes	0.1%	(1.6)%
Income tax expense (benefit)	0.2%	(0.3)%
Net loss and comprehensive loss	(0.1)%	(1.3)%
Less: net income (loss) attributable to noncontrolling interests	0.1%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.2)%	(1.3)%

Net Revenue

Net revenue for the six months ended June 30, 2024 increased by $11.8 million, or 2.0%, compared to the same period in 2023. This increase was primarily attributable to product cost inflation and improved pricing in certain categories, partially offset by the $5.8 million loss in revenue resulting from the exit of our chicken processing businesses in 2023.

Gross Profit

Gross profit was $102.9 million for the six months ended June 30, 2024 compared to $100.8 million in the same period in 2023, an increase of $2.1 million, or 2.0%. The gross profit increase was primarily attributable to increased net revenue. Gross profit margin for the six months ended June 30, 2024 was flat at 17.2% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $100.3 million for the six months ended June 30, 2024 decreased compared to prior year expenses of $105.2 million primarily due to a decrease of $8.4 million in professional fees, partially offset by higher payroll and related labor costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.8% for the six months ended June 30, 2024 from 17.9% in the same period in 2023, primarily due to lower professional fees and increased net revenue, partially offset by increased headcount.

Interest Expense

Interest expense for the six months ended June 30, 2024 increased by $0.2 million or 4.2%, compared to the six months ended June 30, 2023, primarily due to a slightly higher interest-rate environment. Average floating interest rates on our floating-rate debt for the six months ended June 30, 2024 increased by approximately 0.6% on the line of credit and 0.6% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $10.7 million, or 26.8%, to $50.6 million for the six months ended June 30, 2024 from $39.9 million for the six months ended June 30, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.0 million, or 4.5%, to $104.9 million for the six months ended June 30, 2024 from $109.9 million for the six months ended June 30, 2023.

Income Tax Expense (Benefit)

Income tax expense was $1.4 million for the six months ended June 30, 2024, compared to an income tax benefit of $2.0 million for the six months ended June 30, 2023, primarily due to discrete tax expense items impacting the tax provision for the current period compared to losses from operations in the prior period.

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $0.7 million for the six months ended June 30, 2024, compared to net loss of $6.8 million for the six months ended June 30, 2023. The improvement of $6.1 million was primarily driven by an increase in our income from operations of $6.9 million, the $5.3 million reversal of our lease guarantee liability and the increase of the gain related to the fair value of interest rate swap contracts of $2.2 million, partially offset by our SEC settlement of $3.9 million and the increase of income tax expense of $3.4 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Six Months Ended June 30,
($ in thousands)	2024	2023	Change
Net loss	$(324)	$(7,357)	$7,033
Interest expense	5,953	5,715	238
Income tax expense (benefit)	1,418	(2,017)	3,435
Depreciation and amortization	13,266	13,129	137
EBITDA	20,313	9,470	10,843
Lease guarantee income	(5,548)	(210)	(5,338)
Change in fair value of interest rate swap contracts	(2,331)	(110)	(2,221)
Stock-based compensation expense	1,260	1,848	(588)
SEC settlement	3,900	—	3,900
Asset impairment charges	—	1,200	(1,200)
Business transformation costs (1)	1,103	204	899
Other non-routine expense (2)	566	1,704	(1,138)
Adjusted EBITDA	$19,263	$14,106	$5,157
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of approximately $14.0 million, checks issued not presented for payment of $6.5 million and access to approximately $29.9 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of June 30, 2024.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Our liquidity is also affected by the entry of an administrative civil cease-and-desist order by the SEC, whereby we agreed to payment of a civil monetary penalty of $3.9 million. We made this payment during the three months ended June 30, 2024.

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

As of June 30, 2024, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In thousands)	2024	2023	Change
Net cash (used in) provided by operating activities	$(17)	$8,732	$(8,749)
Net cash used in investing activities	(6,331)	(1,522)	(4,809)
Net cash provided by (used in) financing activities	5,084	(16,553)	21,637
Net decrease in cash and cash equivalents	$(1,264)	$(9,343)	$8,079

Operating Activities

Net cash (used in) provided by operating activities consists primarily of net income, which includes a $3.9 million civil monetary penalty payment, adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash (used in) provided by operating activities decreased by $8.7 million primarily due to the timing of working capital outlays and the $3.9 million SEC settlement payment partially offset by improved operating income.

Investing Activities

Net cash used in investing activities increased by $4.8 million primarily due to increased capital project spend in the six months ended June 30, 2024.

Financing Activities

Net cash provided by (used in) financing activities decreased by $21.6 million to $5.1 million provided by financing activities primarily due to net line of credit activity, as well as the checks issued not presented for payment activity for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report on Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended June 30, 2024. Additionally, see Note 6 - Goodwill and Acquired Intangible Assets of our condensed consolidated financial statements on this Form 10-Q for disclosure regarding the Company’s single reporting unit.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 7 - Derivative Financial Instruments to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2024, our aggregate floating rate debt’s outstanding principal balance without hedging was $68.6 million, or 38.5% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 61.5% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.7 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the second quarter of 2024 decreased in comparison to average prices in the same period in 2023, decreasing 1.6% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses as were reported previously, which continue to exist as of June 30, 2024. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of June 30, 2024. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Other than the remediation efforts previously disclosed, there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    Risk Factors.
Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Turnover among our senior management, directors and other key personnel may create uncertainty and adversely affect our operations.

Our success is substantially dependent on our senior management, directors and other key personnel. Our senior management, directors and other key personnel have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy, and are integral to our brand, culture and reputation with suppliers and consumers. The loss of the services of any senior management, directors or other key personnel could have a material adverse effect on our business and prospects. We have recently appointed four new members to our board of directors as part of our continuous efforts to enhance our corporate governance and our future strategies and plans. Our new directors have different professional experiences and industry knowledge from those individuals who previously served, and we expect they will have different views on the issues that will determine our future strategies and plans. Such changes to strategic or operating goals may ultimately be unsuccessful. In addition, transition periods relating to such changes are often difficult as new personnel gain more detailed knowledge of our operations and management. If we do not integrate any new personnel successfully, including our new directors, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. Any departure of senior management, directors and other key personnel could be viewed in a negative light by investors and analysts, which may cause our stock price to decline.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/11/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Amendment to Preferred Stock Rights Agreement, dated as of April 11, 2024, by and between HF Foods Group Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as rights agent	8-A	4.2	4/12/2024
10.1†	Offer Letter, dated April 22, 2024, by and among HF Foods Group Inc. and Cindy Yao.	8-K	10.1	4/25/2024
10.2	Lease dated July 2, 2018, between Anheart Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.1	5/6/2024
10.3	Amendment to Lease, dated as of January 21, 2021, between Anheart, Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.2	5/6/2024
10.4	Assignment and Assumption of Lease Agreement, dated as of August 16, 2022 and effective as of April 30, 2024, between Anheart, Inc. and 273 Fifth Avenue, L.L.C.	8-K	10.3	5/6/2024
10.5†	Form of Restricted Stock Unit Award Agreement	S-8	4.2	6/5/2024
10.6†	Form of Performance Awards Agreement	S-8	4.3	6/5/2024
10.7†	First Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	S-8	4.4	6/5/2024
10.8†	Second Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	Annex	4/24/2024
10.9†	Separation Agreement, effective May 31, 2024, between HF Foods Group Inc. and Carlos Rodriguez.	8-K	10.1	6/5/2024
10.10†	Form of Director Letter Agreement	8-K	10.1	6/28/2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Xiao Mou Zhang
Xiao Mou Zhang Chief Executive Officer

By: /s/ Cindy Yao
Cindy Yao Chief Financial Officer (Principal accounting and financial officer)

Date: August 9, 2024