Form 10-Q
period 2024-09-30
HF Foods Group Inc.
filed 2024-11-12
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 52,737,650 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2024

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$11,445	$15,232
Accounts receivable, net of allowances of $2,077 and $2,119	51,728	47,524
Accounts receivable - related parties	226	308
Inventories	119,508	105,618
Prepaid expenses and other current assets	10,012	10,145
TOTAL CURRENT ASSETS	192,919	178,827
Property and equipment, net	146,073	133,136
Operating lease right-of-use assets	14,981	12,714
Long-term investments	2,374	2,388
Customer relationships, net	139,257	147,181
Trademarks, trade names and other intangibles, net	26,339	30,625
Goodwill	85,118	85,118
Other long-term assets	5,689	6,531
TOTAL ASSETS	$612,750	$596,520
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$12,018	$4,494
Line of credit	66,911	58,564
Accounts payable	51,566	51,617
Accounts payable - related parties	74	397
Current portion of long-term debt, net	5,410	5,450
Current portion of obligations under finance leases	3,301	1,749
Current portion of obligations under operating leases	4,147	3,706
Accrued expenses and other liabilities	19,684	17,287
TOTAL CURRENT LIABILITIES	163,111	143,264
Long-term debt, net of current portion	104,658	108,711
Obligations under finance leases, non-current	17,726	11,229
Obligations under operating leases, non-current	11,180	9,414
Deferred tax liabilities	27,853	29,028
Other long-term liabilities	2,612	6,891
TOTAL LIABILITIES	327,140	308,537
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,734,585 and 54,153,391 shares issued and 52,737,162 and 52,155,968 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of September 30, 2024 and December 31, 2023	(7,750)	(7,750)
Additional paid-in capital	604,110	603,094
Accumulated deficit	(313,305)	(308,688)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	283,060	286,661
Noncontrolling interests	2,550	1,322
TOTAL SHAREHOLDERS’ EQUITY	285,610	287,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$612,750	$596,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue - third parties	$297,619	$280,635	$893,786	$862,561
Net revenue - related parties	770	818	2,599	5,059
TOTAL NET REVENUE	298,389	281,453	896,385	867,620

Cost of revenue - third parties	247,528	229,772	740,969	710,953
Cost of revenue - related parties	698	756	2,377	4,904
TOTAL COST OF REVENUE	248,226	230,528	743,346	715,857

GROSS PROFIT	50,163	50,925	153,039	151,763

Distribution, selling and administrative expenses	49,652	48,841	149,988	154,013
INCOME (LOSS) FROM OPERATIONS	511	2,084	3,051	(2,250)

Interest expense	2,644	2,715	8,597	8,430
Other (income) expense, net	(332)	(490)	3,040	(845)
Change in fair value of interest rate swap contracts	3,290	(1,984)	959	(2,094)
Lease guarantee income	—	(95)	(5,548)	(305)
(LOSS) INCOME BEFORE INCOME TAXES	(5,091)	1,938	(3,997)	(7,436)

Income tax (benefit) expense	(1,254)	(36)	164	(2,053)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	(3,837)	1,974	(4,161)	(5,383)

Less: net income (loss) attributable to noncontrolling interests	103	90	456	(484)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$(3,940)	$1,884	$(4,617)	$(4,899)

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.07)	$0.03	$(0.09)	$(0.09)
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.07)	$0.03	$(0.09)	$(0.09)
WEIGHTED AVERAGE SHARES - BASIC	52,726,683	54,142,396	52,490,321	54,005,010
WEIGHTED AVERAGE SHARES - DILUTED	52,726,683	54,513,314	52,490,321	54,005,010
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,161)	$(5,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	19,932	19,551
Asset impairment charges	—	1,200
Provision for credit losses	(40)	56
Deferred tax benefit	(1,175)	(2,467)
Change in fair value of interest rate swap contracts	959	(2,094)
Stock-based compensation	1,961	2,605
Non-cash lease expense	2,955	2,668
Lease guarantee income	(5,548)	(305)
Other non-cash expense	522	168
Changes in operating assets and liabilities:
Accounts receivable	(4,105)	997
Accounts receivable - related parties	23	(115)
Inventories	(13,890)	4,349
Prepaid expenses and other current assets	133	(14,074)
Other long-term assets	734	(2,878)
Accounts payable	(658)	22,618
Accounts payable - related parties	(323)	(1,039)
Operating lease liabilities	(3,015)	(2,511)
Accrued expenses and other liabilities	2,397	(2,722)
Net cash (used in) provided by operating activities	(3,299)	20,624
Cash flows from investing activities:
Purchase of property and equipment	(9,435)	(3,495)
Proceeds from sale of property and equipment	12	900
Net cash used in investing activities	(9,423)	(2,595)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(173)	—
Checks issued not presented for payment	7,524	(15,058)
Proceeds from line of credit	1,120,318	891,510
Repayment of line of credit	(1,112,012)	(896,959)
Repayment of long-term debt	(4,125)	(4,653)
Repayment of obligations under finance leases	(2,597)	(1,974)
Cash distribution to shareholders	—	(884)
Net cash provided by (used in) financing activities	8,935	(28,018)
Net decrease in cash	(3,787)	(9,989)
Cash at beginning of the period	15,232	24,289
Cash at end of the period	$11,445	$14,300
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,222	$1,024
Property acquired in exchange for finance leases	10,646	1,285
Dissolution of noncontrolling interests	772	—
Capital expenditures included in accounts payable	607	—
Note receivable related to property and equipment sales	—	300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net (loss) income	—	—	—	—	—	(5,933)	(5,933)	136	(5,797)
Issuance of common stock pursuant to equity compensation plan	37,847	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(7,132)	—	—	—	(34)	—	(34)	—	(34)
Stock-based compensation	—	—	—	—	1,096	—	1,096	—	1,096
Balance at March 31, 2023	53,844,492	$5	—	$—	$599,384	$(312,447)	$286,942	$4,572	$291,514
Net loss	—	—	—	—		(850)	(850)	(710)	(1,560)
Issuance of common stock pursuant to equity compensation plan	269,113	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(27,441)	—	—	—	(106)	—	(106)	—	(106)
Stock-based compensation	—	—	—	—	752	—	752	—	752
Balance at June 30, 2023	54,086,164	$5	—	$—	$600,030	$(313,297)	$286,738	$3,862	$290,600
Net income	—	—	—	—	—	1,884	1,884	90	1,974
Issuance of common stock pursuant to equity compensation plan	84,196	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(17,457)	—	—	—	(91)	—	(91)	—	(91)
Distribution to shareholders	—	—	—	—	—	—	—	(884)	(884)
Stock-based compensation	—	—	—	—	757	—	757	—	757
Balance at September 30, 2023	54,152,903	$5	—	—	$600,696	$(311,413)	$289,288	$3,068	$292,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162
Net income	—	—	—	—	—	17	17	218	235
Issuance of common stock pursuant to equity compensation plan	555,181	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(40,403)	—	—	—	(128)	—	(128)	—	(128)
Dissolution of noncontrolling interests	—	—	—	—	(772)	—	(772)	772	—
Stock-based compensation	—	—	—	—	522	—	522	—	522
Balance at June 30, 2024	54,668,169	$5	1,997,423	$(7,750)	$603,454	$(309,365)	$286,344	$2,447	$288,791
Net (loss) income	—	—	—	—	—	(3,940)	(3,940)	103	(3,837)
Issuance of common stock pursuant to equity compensation plan	82,713	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(16,297)	—	—	—	(45)	—	(45)	—	(45)
Stock-based compensation	—	—	—	—	701	—	701	—	701
Balance at September 30, 2024	54,734,585	$5	1,997,423	$(7,750)	$604,110	$(313,305)	$283,060	$2,550	$285,610
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

The Company previously disclosed one VIE, AnHeart, Inc. (“AnHeart”), for which the Company was not the primary beneficiary and therefore did not consolidate. Effective April 30, 2024, the Company assumed the lease for which AnHeart was a lessee and the Company was a guarantor, and as such, it no longer recognizes AnHeart as a VIE as of September 30, 2024. See Note 13 - Commitments and Contingencies for additional information on AnHeart.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at September 30, 2024	September 30, 2024	December 31, 2023
HF Foods Industrial, LLC ("HFFI")(a)	N/A	$—	$(759)
Min Food, Inc.	39.75%	2,184	1,715
Monterey Food Service, LLC	35.00%	366	366
Total		$2,550	$1,322
_______________
(a)During the nine months ended September 30, 2024, upon dissolution of HFFI, the Company assumed HFFI’s remaining assets and liabilities. In accordance with ASC Topic 810 (“ASC 810”), Consolidation, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. No gain or loss was recognized. As a result of this transaction, noncontrolling interest of $(0.8) million was reclassified to additional paid-in capital on the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. This guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The impact of the adoption of this ASU is not expected to have a material effect on the Company’s financial position, or operations, however, the Company is currently evaluating the impact of this standard on its disclosures to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. This guidance also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

Note 3 - Revenue

The following table presents the Company's net revenue disaggregated by principal product categories:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024		2023		2024		2023
Seafood	$98,826	33%	$87,475	31%	$292,751	33%	$271,748	32%
Asian Specialty	74,269	25%	74,384	26%	231,971	26%	228,545	26%
Meat and Poultry	64,538	21%	54,787	19%	186,080	21%	162,848	19%
Produce	31,670	11%	29,578	11%	95,924	10%	93,425	11%
Packaging and Other	15,797	5%	17,342	6%	47,816	5%	54,775	6%
Commodity	13,289	5%	17,887	7%	41,843	5%	56,279	6%
Total	$298,389	100%	$281,453	100%	$896,385	100%	$867,620	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$53,805	$49,643
Less: allowance for expected credit losses	(2,077)	(2,119)
Accounts receivable, net	$51,728	$47,524

Movement of allowance for expected credit losses was as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Beginning balance	$2,119	$1,442
(Decrease) increase in provision for expected credit losses	(40)	56
Bad debt write-offs	(2)	(24)
Ending balance	$2,077	$1,474

Prepaid expenses and other current assets consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$4,531	$4,591
Advances to suppliers	3,698	3,340
Other current assets	1,783	2,214
Prepaid expenses and other current assets	$10,012	$10,145

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Automobiles(1)	$47,859	$37,256
Buildings(2)	63,045	63,045
Building improvements	22,677	22,014
Furniture and fixtures	419	474
Land	49,929	49,929
Machinery and equipment	13,232	11,532
Construction in progress	7,981	1,391
Subtotal	205,142	185,641
Less: accumulated depreciation	(59,069)	(52,505)
Property and equipment, net	$146,073	$133,136
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $32.4 million and $13.1 million at September 30, 2024 and $22.2 million and $10.3 million at December 31, 2023, which primarily relates to Automobiles. During the nine months ended September 30, 2024, the Company entered into finance leases for automobiles which mature in 4 to 6 years and have a weighted average discount rate of 6.6%. The total future minimum lease payments under finance leases as of September 30, 2024 is $31.5 million. As of September 30, 2024, the Company had additional automobile leases that had not yet commenced which totaled $16.2 million in future minimum lease payments.
(2)    The Company entered into a finance lease on September 30, 2024 for a new Atlanta, GA based distribution center which will commence during 2025 and totaled $15.8 million in future minimum lease payments over 10 years.

Depreciation expense was $2.6 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $7.7 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the condensed consolidated statements of operations and comprehensive income.

Long-term investments consisted of the following:

(In thousands)	Ownership as of September 30, 2024	September 30, 2024	December 31, 2023
Asahi Food, Inc. ("Asahi")	49%	$574	$588
Pt. Tamron Akuatik Produk Industri ("Tamron")	12%	1,800	1,800
Total long-term investments		$2,374	$2,388

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment as of September 30, 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Accrued compensation	$6,090	$7,941
Accrued professional fees	854	1,353
Accrued interest and fees	1,089	1,276
Self-insurance liability	2,999	1,723
Other	8,652	4,994
Total accrued expenses and other liabilities	$19,684	$17,287

Note 5 - Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$304	$—	$304	$—	$412	$—	$412
Liabilities:
Interest rate swaps	$—	$2,452	$—	$2,452	$—	$1,601	$—	$1,601

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
September 30, 2024
Fixed rate debt:
Bank of America	$—	$—	$116	$126
Variable rate debt:
JPMorgan Chase	$—	$102,294	$—	$102,294
Bank of America	$—	$2,090	$—	$2,090
East West Bank	$—	$5,558	$—	$5,558

December 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$151	$169
Other finance institutions	$—	$—	$43	$45
Variable rate debt:
JPMorgan Chase	$—	$106,079	$—	$106,079
Bank of America	$—	$2,193	$—	$2,193
East West Bank	$—	$5,675	$—	$5,675

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the three and nine months ended September 30, 2024 and 2023.

There were no assets carried at nonrecurring fair value at September 30, 2024 and December 31, 2023.

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

There is only one reporting unit at September 30, 2024 and December, 31, 2023. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

The Company performed a quantitative goodwill impairment assessment as of December 31, 2023, as a result of the Company’s results of operations during 2023 compared to previous forecasts, combined with the level of the Company’s stock price. The fair value of the reporting unit was determined using an average of the income approach, comparable public company analysis, and comparable acquisitions analysis. The annual goodwill impairment test in 2023 resulted in an estimated fair value that exceeded carrying value by approximately 10% at December 31, 2023, and therefore, the Company concluded no impairment was required to be recorded during the year ended December 31, 2023.

As of September 30, 2024, the Company concluded that a triggering event occurred due to a sustained decline in the Company’s stock price since December 31, 2023, which required interim testing for goodwill impairment in accordance with ASC 350. Accordingly, the Company performed a quantitative assessment as of September 30, 2024. The fair value of the reporting unit was determined using an average of the income approach, comparable public company analysis, and comparable acquisitions analysis. The fair value of the reporting unit exceeded the carrying value by approximately 1%, and therefore the Company concluded no impairment was required to be recorded during the period.

In calculating the fair value of the reporting unit, the Company considered the resulting implied enterprise value control premium compared to recent control premiums paid in the industry, and also considered the lack of liquidity in its common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and no major analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. The Company determined that the implied control premium was reasonable in light of these recent comparable transactions and considering the lack of liquidity in its common stock, which corroborates the Company’s fair value estimate.

The most critical assumptions in determining fair value using the income approach were projections of future cash flows such as forecasted revenue growth rates, gross profit margins, distribution, selling and administrative expense levels, and the discount rate. The market approaches were primarily impacted by an enterprise value multiple of EBITDA.

A significant change in these assumptions or a further sustained decline in the Company’s stock price could result in potential goodwill impairment in the future, and such impairment could be material.

Goodwill was $85.1 million as of September 30, 2024 and December 31, 2023.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	September 30, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(3,400)	$492	$3,892	$(2,429)	$1,463
Trademarks and trade names	44,207	(18,360)	25,847	44,207	(15,045)	29,162
Customer relationships	185,266	(46,009)	139,257	185,266	(38,085)	147,181
Total	$233,365	$(67,769)	$165,596	$233,365	$(55,559)	$177,806

Amortization expense for acquired intangible assets was $4.1 million for the three months ended September 30, 2024 and 2023. Amortization expense for acquired intangible assets was $12.2 million for the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company determined that the fair values of the IRS contracts were $0.3 million in an asset position and $2.5 million in a liability position. As of December 31, 2023, the fair values of the IRS contracts were $0.4 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in its assessment of fair value. The inputs used to determine the fair value of the IRS are classified as Level 2 on the fair value hierarchy.

Note 8 - Debt

Long-term debt at September 30, 2024 and December 31, 2023 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at September 30, 2024	September 30, 2024	December 31, 2023
Bank of America (a)	October 2026 - December 2029	4.34% - 7.95%	$2,216	$2,362
East West Bank (b)	August 2027 - September 2029	7.46% - 8.50%	5,558	5,675
JPMorgan Chase (c)	January 2030	7.18%	102,520	106,337
Other finance institutions (d)	July 2024	N/A	—	45
Total debt, principal amount			110,294	114,419
Less: debt issuance costs			(226)	(258)
Total debt, carrying value			110,068	114,161
Less: current portion			(5,410)	(5,450)
Long-term debt			$104,658	$108,711
_______________

(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $2.2 million and $3.4 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $102.5 million as of September 30, 2024 and $106.3 million as of December 31, 2023 is secured by assets held by the Company and has a maturity date of January 2030.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of September 30, 2024, the Company was in compliance with its covenants.

Credit Facility

The outstanding principal balance on the line of credit as of September 30, 2024 was $66.9 million and outstanding letters of credit amounted to $5.8 million leaving access to approximately $27.3 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation.

On March 31, 2022, the Company amended the $100.0 million asset-secured revolving credit facility agreement with JPMorgan Chase (the “JPM Credit Agreement”), extending it for five years, with a maturity date of November 4, 2027. On February 6, 2024, the Company amended the JPM Credit Agreement to (i) remove a cap on permitted indebtedness in respect of capital lease obligations, subject to certain enumerated conditions; (ii) create a reserve on the borrowing base, which will be reduced on a dollar-for-dollar basis once the Company has made expenditures in excess of such amount relating to the development and construction of certain real property, and which amounts shall be excluded from certain financial covenants under the JPM Credit Agreement and; (iii) remove certain sublease income from various financial covenants. On July 15, 2024, the Company again amended the JPM Credit Agreement to (i) increase the issuing bank sublimit to $10.0 million and; (ii) modify the due date for a borrowing base certificate based on availability under the revolving credit facility.

Note 9 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 601,719 and 1,102,972 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended September 30, 2024 and 2023, respectively, because their effect could have been anti-dilutive. There were 1,542,412 and 797,860 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the nine months ended September 30, 2024 and 2023, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$(3,940)	$1,884	$(4,617)	$(4,899)
Denominator:
Weighted-average common shares outstanding	52,726,683	54,142,396	52,490,321	54,005,010
Effect of dilutive securities	—	370,918	—	—
Weighted-average dilutive shares outstanding	52,726,683	54,513,314	52,490,321	54,005,010
Earnings (loss) per common share:
Basic	$(0.07)	$0.03	$(0.09)	$(0.09)
Diluted	$(0.07)	$0.03	$(0.09)	$(0.09)

Note 10 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of September 30, 2024, the Company had no subsidiaries outside the U.S., as such, no foreign income tax was recorded.
For the three and nine months ended September 30, 2024, the Company's effective income tax rate of 24.6% and (4.1)%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes. The Company’s tax provision for the nine months ended September 30, 2024 includes a discrete tax expense of $1.0 million related to the Company’s SEC settlement. Additionally, the Company’s tax provision for the three and nine months ended September 30, 2024 includes a discrete tax expense of $0.1 million and $0.2 million, respectively, related to stock-based compensation shortfalls. For the three and nine months ended September 30, 2023, the Company's effective income tax rate of (1.9)% and 27.6%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes.

Note 11 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company's officers and/or shareholders who owned no less than 10% shareholdings of the Company.

Mr. Xiao Mou Zhang (“Mr. Zhang”), the Chief Executive Officer through October 24, 2024 and current member of the Board of Directors of the Company (see Note 14 - Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information), and certain of his immediate family members have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

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

The related party transactions as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and nine months ended September 30, 2024 and 2023:

			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	Nature	2024	2023	2024	2023
(a)	Asahi Food, Inc.	Trade	$20	$13	$76	$52
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,136	2,045	4,049	6,858
(c)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	N/A	—	N/A	37
(c)	Ocean Pacific Seafood Group, Inc.	Trade	49	73	189	315
(c)	Rainfield Ranches, LP	Trade	64	80	159	116
	Total		$1,269	$2,211	$4,473	$7,378
_______________

(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity. Enson Seafood GA, Inc. is no longer considered a related party as of January 1, 2024 since Mr. Zhou Min Ni disposed his equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	2024	2023	2024	2023
(a)	ABC Food Trading, LLC	$475	$367	$1,309	$1,682
(b)	Asahi Food, Inc.	152	275	439	661
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	92	149	680	675
(c)	Eagle Food Service, LLC	—	—	—	1,942
(d)	First Choice Seafood, Inc.	7	8	20	24
(d)	Fortune One Foods, Inc.	44	19	151	42
(e)	N&F Logistics, Inc.	—	—	—	6
(f)	Union Food LLC	—	—	—	27
	Total	$770	$818	$2,599	$5,059
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. Rental income was $0.04 million and $0.04 million for the three months ended September 30, 2024 and 2023, respectively and $0.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. Rental income is included in other income in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of September 30, 2024 and December 31, 2023, respectively:

	(In thousands)	September 30, 2024	December 31, 2023
(a)	ABC Food Trading, LLC	$97	$94
(b)	Asahi Food, Inc.	116	69
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	7	84
(c)	Enson Seafood GA, Inc. (formerly known as GA-GW Seafood, Inc.)	N/A	59
(d)	Fortune One Foods, Inc.	6	—
(e)	Union Food LLC	—	2
	Total	$226	$308
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)No longer considered a related party as of January 1, 2024 since Mr. Zhou Min Ni disposed his equity interest in this entity.
(d)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(e)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

The Company has reserved for 100% of the accounts receivable due from Enson Seafood GA, Inc. as of December 31, 2023. During the nine months ended September 30, 2024 it was determined that Enson Seafood GA, Inc. is no longer a related party due to Mr. Ni having sold all of his equity interest to a third party. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of September 30, 2024 and December 31, 2023.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2024 and December 31, 2023, respectively:

	(In thousands)	September 30, 2024	December 31, 2023
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$53	$379
	Others	21	18
	Total	$74	$397
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang's children.

Note 12 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company's common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company's common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of September 30, 2024, the Company had 878,890 time-based vesting restricted stock units unvested, 843,588 performance-based restricted stock units unvested, 1,169,116 shares of common stock vested and 4,108,406 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense was $2.0 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2024, there was $5.2 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.12 years.

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

On June 6, 2024, the SEC announced that it had accepted an Offer of Settlement submitted by the Company in order to resolve the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to violations of Sections 17(a) of the Securities Act, and of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), and 14a-9 thereunder, resulting from the materially false and misleading disclosures and other fraudulent conduct implemented by its former Chairman and CEO Zhou Min Ni and former CFO Jian Ming “Jonathan” Ni. During the quarter ended June 30, 2024 the Company agreed to and paid a civil monetary penalty of $3.9 million, which was recorded in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

AnHeart Lease Guarantee

The Company provided a guarantee for two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The Company previously determined that AnHeart was a VIE as a result of the guarantee. However, the Company concluded it was not the primary beneficiary of AnHeart and therefore did not consolidate, because it did not have the power to direct the activities of AnHeart that most significantly impact AnHeart's economic performance. During the quarter ended June 30, 2024, the Company assumed the lease for 275 Fifth Avenue and no longer recognized AnHeart as a VIE. As a result of the lease assumption, the lease guarantee liability of $5.4 million was reversed and an operating lease right-of-use asset and liability of $4.9 million was recorded on the condensed consolidated balance sheets. As a result of the reversal, a gain of $5.4 million was recorded to other expense (income), net on the condensed consolidated statements of operations and comprehensive income (loss).

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the Lease Agreement. The Company agreed to observe all the covenants and conditions of the Lease Agreement, as amended, including the payment of all rents due. Under the terms of the Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company incurred $3.8 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s condensed consolidated balance sheet as of September 30, 2024. The Company expects to complete construction in June 2025.

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

On September 30, 2024, the Company entered into the lease of a new distribution center located on the premises of 4795 Innovative Way, Powder Springs, Georgia. The lease term commences February 1, 2025 for a period of 10 years and five months and is renewable at the option of the Company for up to three additional five-year terms. The company shall pay rent of approximately $120,000 per month with provisions for yearly increases.

Note 14 - Subsequent Events

Termination of Xiao Mou (Peter) Zhang as Chief Executive Officer

On October 24, 2024, the Board of Directors (the “Board”) of the Company terminated Xiao Mou (Peter) Zhang as Chief Executive Officer of the Company, without cause, effective as of October 24, 2024.

Appointment of Xi (Felix) Lin as Interim Chief Executive Officer

On October 24, 2024, Xi (Felix) Lin was appointed to serve as Interim Chief Executive Officer, effective as of October 24, 2024. Mr. Lin continues to serve as the Company’s Chief Operating Officer and President.

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
•Failure to retain our senior management and other key personnel, particularly our interim CEO, President and COO, CFO and General Counsel and CCO;
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

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	Change	2024	2023	Change
Net revenue	$298,389	$281,453	$16,936	$896,385	$867,620	$28,765
Net (loss) income	$(3,837)	$1,974	$(5,811)	$(4,161)	$(5,383)	$1,222
Adjusted EBITDA	$8,305	$10,097	$(1,792)	$27,568	$24,203	$3,365

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
($ in thousands)	2024	2023	Change
Net revenue	$298,389	$281,453	$16,936
Cost of revenue	248,226	230,528	17,698
Gross profit	50,163	50,925	(762)
Distribution, selling and administrative expenses	49,652	48,841	811
Income from operations	511	2,084	(1,573)
Interest expense	2,644	2,715	(71)
Other expense (income), net	(332)	(490)	158
Change in fair value of interest rate swap contracts	3,290	(1,984)	5,274
Lease guarantee income	—	(95)	95
(Loss) income before income taxes	(5,091)	1,938	(7,029)
Income tax benefit	(1,254)	(36)	(1,218)
Net (loss) income and comprehensive (loss) income	(3,837)	1,974	(5,811)
Less: net income attributable to noncontrolling interests	103	90	13
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	$(3,940)	$1,884	$(5,824)

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	83.2%	81.9%
Gross profit	16.8%	18.1%
Distribution, selling and administrative expenses	16.6%	17.4%
Income from operations	0.2%	0.7%
Interest expense	0.8%	1.0%
Other expense (income), net	(0.1)%	(0.2)%
Change in fair value of interest rate swap contracts	1.1%	(0.7)%
Lease guarantee income	—%	—%
(Loss) income before income taxes	(1.7)%	0.7%
Income tax (benefit) expense	(0.4)%	—%
Net (loss) income and comprehensive (loss) income	(1.3)%	0.7%
Less: net income attributable to noncontrolling interests	—%	—%
Net (loss) income and comprehensive (loss) income attributable to HF Foods Group Inc.	(1.3)%	0.7%

Net Revenue

Net revenue for the three months ended September 30, 2024 increased by $16.9 million, or 6.0%, compared to the same period in 2023. This increase was primarily attributable to product cost inflation and volume increases which improved pricing in certain categories, such as chicken and seafood, partially offset by deflation in commodities, such as cooking oils, and the $2.7 million loss in revenue resulting from the exit of our chicken processing businesses in 2023.

Gross Profit

Gross profit was $50.2 million for three months ended September 30, 2024 compared to $50.9 million in the same period in 2023, a decrease of $0.8 million, or 1.5%. The decrease was primarily attributable to a decrease in margins on meat and poultry during the quarter. Gross profit margin for the three months ended September 30, 2024 decreased to 16.8% compared to 18.1% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $0.8 million, or 1.7%, for the three months ended September 30, 2024 primarily due to increases of $1.0 million each in both auto expenses and insurance costs, partially offset by a decrease of $1.6 million in professional fees. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.6% for the three months ended September 30, 2024 from 17.4% in the same period in 2023, primarily due to increased net revenue and lower professional fees, partially offset by increased rental expenses and insurance costs.

Interest Expense

Interest expense for the three months ended September 30, 2024 of $2.6 million remained consistent compared to the three months ended September 30, 2023, having decreased slightly from $2.7 million. Average floating interest rates on our floating-rate debt for the three months ended September 30, 2024 remained consistent on our line of credit and the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $22.3 million, or 56.6%, to $61.7 million for the three months ended September 30, 2024 from $39.4 million for the three months ended September 30, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5 million, or 4.7%, to $103.0 million for the three months ended September 30, 2024 from $108.0 million for the three months ended September 30, 2023.

Income Tax Expense (Benefit)

Income tax benefit was $1.3 million for the three months ended September 30, 2024, compared to an income tax benefit of $36 thousand for the three months ended September 30, 2023, primarily due to an increase in loss before income taxes.

Net Income (Loss) Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $3.9 million for the three months ended September 30, 2024, compared to net income of $1.9 million for the three months ended September 30, 2023. The loss was primarily driven by the change related to the fair value of interest rate swap contracts of $5.3 million and increases of $1.0 million each in both auto expenses and insurance costs partially offset by the increase of income tax benefit of $1.2 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended September 30,
($ in thousands)	2024	2023	Change

Net (loss) income	$(3,837)	$1,974	$(5,811)
Interest expense	2,644	2,715	(71)
Income tax benefit	(1,254)	(36)	(1,218)
Depreciation and amortization	6,666	6,422	244
EBITDA	4,219	11,075	(6,856)
Lease guarantee income	—	(95)	95
Change in fair value of interest rate swap contracts	3,290	(1,984)	5,274
Stock-based compensation expense	701	757	(56)
Business transformation costs (1)	77	198	(121)
Other non-routine expense (2)	18	146	(128)
Adjusted EBITDA	$8,305	$10,097	$(1,792)
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Results of Operations

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Change
Net revenue	$896,385	$867,620	$28,765
Cost of revenue	743,346	715,857	27,489
Gross profit	153,039	151,763	1,276
Distribution, selling and administrative expenses	149,988	154,013	(4,025)
Income (loss) from operations	3,051	(2,250)	5,301
Interest expense	8,597	8,430	167
Other expense (income), net	3,040	(845)	3,885
Change in fair value of interest rate swap contracts	959	(2,094)	3,053
Lease guarantee income	(5,548)	(305)	(5,243)
Loss before income taxes	(3,997)	(7,436)	3,439
Income tax expense (benefit)	164	(2,053)	2,217
Net loss and comprehensive loss	(4,161)	(5,383)	1,222
Less: net income (loss) attributable to noncontrolling interests	456	(484)	940
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(4,617)	$(4,899)	$282
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	82.5%
Gross profit	17.1%	17.5%
Distribution, selling and administrative expenses	16.7%	17.8%
Income (loss) from operations	0.4%	(0.3)%
Interest expense	1.0%	1.0%
Other expense (income), net	0.3%	(0.1)%
Change in fair value of interest rate swap contracts	0.1%	(0.2)%
Lease guarantee income	(0.6)%	—%
Loss before income taxes	(0.4)%	(1.0)%
Income tax expense (benefit)	—%	(0.2)%
Net loss and comprehensive loss	(0.4)%	(0.8)%
Less: net income (loss) attributable to noncontrolling interests	0.1%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.5)%	(0.8)%

Net Revenue

Net revenue for the nine months ended September 30, 2024 increased by $28.8 million, or 3.3%, compared to the same period in 2023. This increase was primarily attributable to product cost inflation and improved pricing in certain categories, partially offset by the $13.3 million loss in revenue resulting from the exit of our chicken processing businesses in 2023.

Gross Profit

Gross profit was $153.0 million for the nine months ended September 30, 2024 compared to $151.8 million in the same period in 2023, an increase of $1.3 million, or 0.8%. The gross profit increase was primarily attributable to increased net revenue partially offset by increased costs. Gross profit margin for the nine months ended September 30, 2024 decreased to 17.1% compared to 17.5% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $150.0 million for the nine months ended September 30, 2024 decreased compared to prior year expenses of $154.0 million primarily due to a decrease of $10.0 million in professional fees, partially offset by an increase of $3.6 million in payroll and related labor costs and an increase of $2.0 million in insurance costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.7% for the nine months ended September 30, 2024 from 17.8% in the same period in 2023, primarily due to lower professional fees and increased net revenue, partially offset by increased payroll and related labor costs and insurance costs.

Interest Expense

Interest expense for the nine months ended September 30, 2024 increased by $0.2 million or 2.0%, compared to the nine months ended September 30, 2023, primarily due to an increase in our average daily line of credit balance of $13.1 million combined with a slightly higher interest-rate environment, partially offset by a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $5.1 million . Average floating interest rates on our floating-rate debt for the nine months ended September 30, 2024 increased by approximately 0.4% on the line of credit and 0.4% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $13.1 million, or 31.9%, to $54.3 million for the nine months ended September 30, 2024 from $41.2 million for the nine months ended September 30, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.6%, to $104.2 million for the nine months ended September 30, 2024 from $109.3 million for the nine months ended September 30, 2023.

Income Tax Expense (Benefit)

Income tax expense was $0.2 million for the nine months ended September 30, 2024, compared to an income tax benefit of $2.1 million for the nine months ended September 30, 2023, primarily due to a decrease in loss before income taxes and discrete tax items related to the previously-disclosed settlement agreement with the SEC and stock-based compensation shortfalls impacting the tax provision for the current period.

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $4.6 million for the nine months ended September 30, 2024, compared to net loss of $4.9 million for the nine months ended September 30, 2023. The decrease in net loss of $0.3 million was primarily driven by the increase in our income from operations of $5.3 million and the $5.2 million reversal of our lease guarantee liability, partially offset by the previously-disclosed settlement with the SEC of $3.9 million, the increase of income tax expense of $2.2 million and the loss of $3.1 million resulting from the change in fair value of interest rate swap contracts.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Change
Net loss	$(4,161)	$(5,383)	$1,222
Interest expense	8,597	8,430	167
Income tax expense (benefit)	164	(2,053)	2,217
Depreciation and amortization	19,932	19,551	381
EBITDA	24,532	20,545	3,987
Lease guarantee income	(5,548)	(305)	(5,243)
Change in fair value of interest rate swap contracts	959	(2,094)	3,053
Stock-based compensation expense	1,961	2,605	(644)
SEC settlement	3,900	—	3,900
Asset impairment charges	—	1,200	(1,200)
Business transformation costs (1)	1,180	402	778
Other non-routine expense (2)	584	1,850	(1,266)
Adjusted EBITDA	$27,568	$24,203	$3,365
_________________
(1)    Represents non-recurring costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of approximately $11.4 million, checks issued not presented for payment of $12.0 million and access to approximately $27.3 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of September 30, 2024.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Our liquidity is also affected by the entry of an administrative civil cease-and-desist order by the SEC, whereby we agreed to payment of a civil monetary penalty of $3.9 million. We made this payment during the nine months ended September 30, 2024.

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

As of September 30, 2024, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023	Change
Net cash (used in) provided by operating activities	$(3,299)	$20,624	$(23,923)
Net cash used in investing activities	(9,423)	(2,595)	(6,828)
Net cash provided by (used in) financing activities	8,935	(28,018)	36,953
Net decrease in cash and cash equivalents	$(3,787)	$(9,989)	$6,202

Operating Activities

Net cash (used in) provided by operating activities consists primarily of net income, which includes the $3.9 million SEC settlement payment, adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash (used in) provided by operating activities decreased by $23.9 million primarily due to the timing of working capital outlays and the $3.9 million SEC settlement payment partially offset by improved operating income.

Investing Activities

Net cash used in investing activities increased by $6.8 million primarily due to increased capital project spend in the nine months ended September 30, 2024.

Financing Activities

Net cash provided by (used in) financing activities decreased by $37.0 million to $8.9 million provided by financing activities primarily due to net line of credit activity, as well as the checks issued not presented for payment activity for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report on Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended September 30, 2024.

As a result of our 2023 financial performance in comparison to previous forecasts, combined with our level of stock price, we performed a quantitative impairment assessment as of December 31, 2023. A quantitative goodwill impairment analysis requires valuation of the respective reporting unit, which requires complex analysis and judgment. The results of the testing as of December 31, 2023, concluded that the estimated fair value exceeded carrying value by approximately 10%, and no impairment existed as of that date.

As of September 30, 2024, the Company concluded that a triggering event occurred due to a sustained decline in the Company’s stock price since December 31, 2023, which required interim testing for goodwill impairment in accordance with ASC 350. Accordingly, the Company performed a quantitative assessment as of September 30, 2024. The results of the testing as of September 30, 2024 concluded that the estimated fair value exceeded carrying value by approximately 1% and no impairment existed as of that date.

For both the September 30, 2024 and December 31, 2023 impairment tests, we use a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margin, distribution, selling, and administrative expenses, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

We corroborated the reasonableness of the total fair value of the reporting unit at both September 30, 2024 and December 31, 2023 by assessing the implied enterprise value control premium based on our market capitalization and also considered the lack of liquidity in the Company’s common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and no major analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. Our market capitalization is calculated using the number of common shares issued and the common stock’s publicly traded price. We also consider the amount of headroom for the reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. The fair value of the reporting unit exceeded the reporting unit carrying value by approximately 1% or $5 million at September 30, 2024, and 10% or $45.0 million at December 31, 2023. No goodwill impairment was recorded for the nine months ended September 30, 2024 or the year ended December 31, 2023. Additionally, see Note 6 - Goodwill and Acquired Intangible Assets of our condensed consolidated financial statements on this Form 10-Q for disclosure regarding the Company’s single reporting unit.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that would reasonably likely occur. Assuming all other assumptions and inputs used in the fair value analysis are held constant, for the September 30, 2024 impairment test, a 100 basis point increase in the discount rate assumption, a 1x decrease in the respective EBITDA multiple assumptions, a 25 basis point decrease in the gross profit margin assumption, and a 50 basis point decrease in the revenue growth rate assumption would result in a decrease in the fair value of our reporting unit of approximately $13.7 million, $34.1 million, $7.9 million, and $10.1 million, respectively, which would likely result in an impairment.

For the December 31, 2023 impairment test, a 100 basis point increase in the discount rate assumption, a 1x decrease in the respective EBITDA multiple assumptions, a 25 basis point decrease in the gross profit margin assumption, and a 50 basis point decrease in the revenue growth rate assumption would result in a decrease in the fair value of our reporting unit of approximately $14.8 million, $36.9 million, $8.4 million, and $22.6 million, respectively.

These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a further prolonged decline occurs in the market price of our common stock, it may cause a change in the results of the impairment assessment and, as such, could result in an impairment of goodwill.

Furthermore, as disclosed in Note 14 - Subsequent Events of our condensed consolidated financial statements on this Form 10-Q, on October 24, 2024, the Board of Directors of the Company terminated Xiao Mou (Peter) Zhang as Chief Executive Officer of the Company, effective as of October 24, 2024. In addition, on October 24, 2024, Xi (Felix) Lin was appointed to serve as Interim Chief Executive Officer, effective as of October 24, 2024. Mr. Lin continues to serve as the Company’s Chief Operating Officer and President. Prior to his termination as Chief Executive Officer of the Company, Xiao Mou (Peter) Zhang was determined to be the Company’s chief operating decision maker for purposes of segment reporting. The Company will need to analyze the impact of this change on not only segment reporting, but also on the determination of reporting units. If changes in reporting units are concluded to be applicable, such changes could also impact future goodwill impairment assessments.

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

As of September 30, 2024, our aggregate floating rate debt’s outstanding principal balance without hedging was $69.1 million, or 39.0% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 61.0% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.7 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the third quarter of 2024 decreased in comparison to average prices in the same period in 2023, decreasing 14.6% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses as were reported previously, which continue to exist as of September 30, 2024. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of September 30, 2024. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Other than the remediation efforts previously disclosed, there have been no changes in our internal controls over financial reporting for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, the quarter ended June 30, 2024 and the quarter ended September 30, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	8/11/2017
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	3.1.2	8/27/2018
3.3	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/11/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Amendment to Preferred Stock Rights Agreement, dated as of April 11, 2024, by and between HF Foods Group Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as rights agent	8-A	4.2	4/12/2024
10.1*	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 15, 2024
10.2*	Lease Agreement between CH Realty IX-NDG Atlanta Freeman Intermodal, L.P., as Landlord, and HF Foods Group, Inc., as Tenant, dated as of September 30, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Felix Lin
Felix Lin Interim Chief Executive Officer, President and Chief Operating Officer

By: /s/ Cindy Yao
Cindy Yao Chief Financial Officer (Principal accounting and financial officer)

Date: November 12, 2024