Form 10-K
period 2024-12-31
HF Foods Group Inc.
filed 2025-03-17
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $145.9 million.
As of March 12, 2025, there were 52,737,650 shares of the registrant’s common stock, par value $0.0001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

HF FOODS GROUP INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for HF Foods Group Inc. (“HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I.

ITEM 1.    BUSINESS.

Overview

HF Foods Group Inc., headquartered in Las Vegas, Nevada, operating through our subsidiaries (collectively “HF Foods” or the “Company”) is a leading marketer and distributor of fresh produce, frozen and dry food, and non-food products to Asian restaurants, as well as other foodservice customers, throughout the United States. HF Foods was formed through a merger between two complementary market leaders, HF Foods and B&R Global Holdings, Inc. (“B&R Global”), on November 4, 2019.

With sixteen distribution centers and three cross-docks and a fleet of over 400 vehicles, our distribution network now spans 46 states covering approximately 95% of the contiguous United States. Capitalizing on our deep understanding of Asian cultures, strong relationships with growers and suppliers of food products primarily in North America, South America and Asia, with over 1,000 employees, and supported by two outsourced call centers in China, we have become a trusted partner serving approximately 15,000 customer locations throughout the United States.

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

On January 17, 2020, we acquired 100% equity membership interest in nine subsidiaries under B&R Group Realty Holding, LLC (“BRGR”), which owned warehouse facilities that were being leased to B&R Global for its operations in California, Arizona, Utah, Colorado, Washington, and Montana.

On December 30, 2021, HF Foods acquired substantially all of the assets of leading seafood suppliers Great Wall Seafood Supply, Inc., a Texas corporation, Great Wall Restaurant Supplier, Inc., an Ohio corporation, and First Mart Inc., an Illinois corporation (collectively the “Great Wall Group”).

On April 29, 2022, HF Foods acquired substantially all of the assets of Sealand Food, Inc., one of the largest frozen seafood suppliers servicing customers along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

Our Business and Products

Our business features sixteen distribution centers and three cross-docks with a total of approximately 1.3 million square feet of warehouse space and a fleet of over 400 vehicles to provide a wide variety of products with a strong focus on specialty food ingredients essential for Asian cuisine. Supported by an extensive supplier network, we aim to provide a one-stop service with on-time delivery and high fulfillment rates, at competitive pricing.

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

The following table sets forth our broad range of products and sales percentage by category for the year ended December 31, 2024:

Category	Description	Percentage
Seafood	Lobster, shrimp, crab, scallops and fish, such as tuna and Alaskan salmon	33%
Asian Specialty	Products with an Asian flair or flavor, including specialty noodles, rice, dry goods, such as dried mushrooms or dried beans, specialty sauces/seasonings, spring rolls, and canned products, such as preserved vegetables, bamboo shoots and water chestnuts	25%
Meat and Poultry	Beef, pork, chicken and duck	21%
Fresh Produce	Fresh, seasonal fruits and vegetables, such as celery, napa cabbage and winter melon which are widely used in Asian cuisines	11%
Packaging and Other	Take-out accessories for customers, from bamboo chopsticks to takeout containers, plastic cups and sushi combo boxes	5%
Commodity	General commodities including oil, flour, salt and sugar	5%

Our extensive supplier network and long-standing relationships with key suppliers strengthen our negotiating power, allowing us to procure large quantities efficiently through our centralized inventory system. This strategic approach enhances inventory turnover, optimizes accounts payable, and lowers operating costs. This gives customers the ability to shift away from fragmented direct-stores and turn to us as their full-service, one-stop solution for the majority of their purchasing needs.

This initiative is made possible from order placement to delivery due to our warehouse operations, optimized fleet management, material handling equipment and techniques, and efficient administrative and operating staff. This is further complemented by our two outsourced sales call centers located in China which take customers’ inbound calls during non-office hours in the U.S. for order taking, customer relationship management and after-sales service, offering customers a warm and friendly human interaction channel who speak and understand their language and needs.

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

Our Strategy

We are differentiated from mainstream food distribution companies, such as Sysco Corporation, US Foods Holding Corp. and Performance Food Group Company, through our strong understanding of Asian culture and cooking essentials, distinctive product portfolio, and resourceful supply chains. We believe our wide range of Asian-centric product offerings is unmatched, as many of the items we offer are unique and specific to the Asian restaurant industry.

We believe that our scale and deep knowledge of our customers’ needs provide a competitive advantage over our direct competitors and have contributed greatly to our success, including the following:

•Wide array of Asian specialty products: These are not commonly provided by large distributors serving the mainstream market.
•Deep understanding of Asian culture: As our customers are primarily Asian restaurants, most of our employees can speak the primary language of our customers. We believe this is a key business strength and competitive advantage, as many of the restaurants’ owners/chefs are more comfortable speaking in their primary language.
•Lower sales and administrative expenses: We outsource our telephone-based sales and customer service to two call centers located in China to better serve our customers around the clock.

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

Features of Asian Restaurants

Set forth below are the principal characteristics of the Asian restaurants we serve.

Primarily Serving Mainstream Americans. There are tens of thousands of Asian restaurants spread throughout the U.S., primarily serving American customers. Although the dishes they serve are more simply and quickly prepared as compared to traditional full-service Asian restaurant cuisine, they still require specialized and distinctive Asian specialty ingredients used in traditional Asian cooking styles.

Operated by Individual Families. Most restaurants serviced by HF Foods are generally family-owned with very few workers, who are often immigrants or first generation Americans. These small restaurant owners, especially the founders, appreciate value-added services from suppliers to help them improve their operational efficiency. The owners and workers in these Asian restaurants usually prefer to speak their primary language. We believe that understanding their culture and language is paramount to facilitating efficient communications and building trust with customers.

Unique Cooking Style and Ingredients for Asian Cuisines. Asian cuisine requires unique cooking techniques such as steaming and stir-frying in a wok, and requires specialty ingredients and vegetables such as bitter melons, Asian yams, vine spinach, napa cabbage and winter melon. It also requires special seasonings and spices, including peanut oil, cooking wine, vinegar, dark soy source, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Asian cuisine are staple supplies of HF Foods that are not widely available from mainstream U.S. suppliers.

Current Industry Landscape and Opportunities

Growing Demand in Asian Cuisines. The demand for Asian cuisines continues to grow in the U.S. In addition, according to the Pew Research Center, the Asian population in the U.S. is the fastest growing population group in the country. We believe that these powerful trends will continue and result in expanded opportunities for Asian restaurants. As a leading foodservice distributor to Asian restaurants in the U.S., these trends represent a significant growth opportunity for HF Foods.

Cultural Barriers to Entry. Understanding Asian cooking culture is important to running an Asian restaurant, and, therefore, most Asian restaurants are operated by Asian Americans. We believe that it is very difficult for mainstream food distributors to serve these restaurants due to various cultural and language barriers.

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

Demand for Value-Added Services. Our customers are primarily Asian restaurants, and other foodservice customers. These customers are price and quality sensitive with a high demand for great service and mutual trust. Our employees speak their language, understand their culture and build a bond with our customers. Our 24-hour after sale service call center, located domestically and in China, allows us to serve as a supportive and dependable business partner. Through vendor partnerships, we help our large customers source distinct products from their choice of vendors, either domestically or internationally. These are the value added services that we are able to provide to our customers in our one-stop shopping offering.

Continued Consumer Spending on Food Away From Home. As COVID-19 restrictions eased in 2021 and into 2022, both full service and fast food/take out restaurants have rebounded, and we believe the long-term trend of increasing food away from home market consumption has resumed and continues to be a key driver of demand for Asian restaurants.

Customer Service

We employ a two-pronged approach for a complete and cohesive support to both existing and prospective customers; namely, the two outsourced call centers located in Fuzhou, China and the domestic sales team in the U.S. Utilizing these outsourced call centers in China, customers embrace and appreciate our personal customer service conducted in their primary language.

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

None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2024 and 2023.

Trademarks

Except for the trademarks for HF black and white/color logos, Rong, Rong GREEN LEAF, Great Wall logos, <333>, SEA333, and SEA888, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

Human Capital

One of our primary strategic priorities is to continue to enhance the strength of our workforce by retaining, developing, attracting, and recruiting highly qualified and top-performing talent. This effort includes establishing an optimized organizational structure and prioritizing the development of our employees’ capabilities through targeted training and professional development initiatives.

We attribute a significant portion of our success to the dedication and loyalty of our workforce. Notably, all general managers and distribution-level management personnel have been with the company since its inception. Their comprehensive understanding of our business operations, coupled with the strong relationships they maintain with frontline employees, has contributed to our ability to operate as a union-free organization.

As of December 31, 2024, we had 1,015 full-time employees, 26 part-time employees and 33 temporary employees through staffing agencies. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

Recruiting, Training and Development

Our ability to continue to retain, attract, and recruit top talent at all levels is key to our future success. In 2024, we implemented a Learning Management System (LMS) to consolidate employee training in the areas of safety, security, and compliance. We continue to transform our operations through new system and process improvements, training and development.

Inclusion

HF Foods was founded by Asian Americans, and throughout our history, we have continued to maintain inclusion as one of our top priorities by providing opportunities to all employees regardless of background. Four out of five members of our Board of Directors are Asian and three out of five are women. At the corporate level, over 50% of our director and above positions are held by women.

Recent Developments

CEO Transition

On October 24, 2024, the Board of Directors of the Company terminated Xiao Mou (Peter) Zhang as Chief Executive Officer of the Company, without cause, effective immediately. In connection with Mr. Zhang’s departure, the Company entered into a Severance Agreement and General Release (the “Severance Agreement”) with Mr. Zhang on November 21, 2024. Pursuant to the Severance Agreement, which includes a general release of claims by Mr. Zhang against the Company, Mr. Zhang will be entitled to receive standard severance benefits provided to a Chief Executive Officer under the Company’s Amended and Restated Severance Plan. Mr. Zhang continues to serve as a Director on the Board of Directors.

On October 24, 2024, Xi (Felix) Lin was appointed to serve as Interim Chief Executive Officer, effective immediately, and continued to serve as the Company’s Chief Operating Officer and President. On December 17, 2024, the Board of Directors of HF Foods appointed Felix Lin to serve as the Company’s Chief Executive Officer and President, effective January 1, 2025.

Credit Facility Amended

On February 12, 2025, the Company and certain of its subsidiaries (collectively with the Company, the “Borrowers”) entered into that certain Joinder and Amendment No. 4 to Third Amended and Restated Credit Agreement (the “Amendment”) with the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., a national banking association, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Amendment amends the Third Amended and Restated Credit Agreement, dated as of March 31, 2022, by and among the Borrowers, the other loan parties thereto, the Lenders party thereto and the Administrative Agent (as amended, supplemented or otherwise modified, the “Credit Agreement”).

The Amendment amends certain terms and conditions of the Credit Agreement by, among other things, (i) increasing the Aggregate Revolving Commitment (as defined in the Credit Agreement) from $100,000,000 to $125,000,000, (ii) joining three new subsidiaries of the Company to the Credit Agreement, each as a “Borrower” thereunder, (iii) joining Wells Fargo Bank, N.A. to the Credit Agreement as a “Lender” thereunder, (iv) amending certain affirmative covenants commensurate with the increase in the Aggregate Revolving Commitment, and (v) amending certain restrictions regarding incurring obligations under real property leases and equipment financings in the ordinary course of business.

Government Regulation

Legal compliance is important to our operations. We are required to comply, and it is our policy to comply, with all applicable laws in the numerous jurisdictions in which we do business.

As a marketer and distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (the “FDA”). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

The recently published and pending rules under the Food Safety Modernization Act (“FSMA”) will significantly expand food safety requirements, including those of HF Foods. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA also imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

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

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; proper handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and above ground storage tanks for diesel fuel and other petroleum products. For the year ended December 31, 2024, the costs of managing our compliance with environmental laws and regulations was nominal.

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

For the purchase of items produced, harvested or manufactured outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products. Certain activities, including working with customs brokers and freight forwarders, are subject to applicable regulation by U.S. Customs and Border Protection, which is a part of the Department of Homeland Security. Additionally, the new U.S. administration has called for substantial changes to foreign trade policy. Significant new restrictions and tariffs on foreign trade could have a negative impact on our business and could increase the cost of sourcing products and certain equipment and other materials used in our operations that we procure from outside the U.S.

Information about our Executive Officers as of December 31, 2024

Name	Age	Position
Xiao Mou Zhang	52	Former Chief Executive Officer
Xi Lin	36	Chief Executive Officer, President and Chief Operating Officer
Cindy Yao	57	Chief Financial Officer
Christine Chang	42	General Counsel and Chief Compliance Officer

Xiao Mou Zhang (aka Peter Zhang) served as Co-Chief Executive Officer and Director since November 4, 2019 following the merger between HF Foods and B&R Global Holdings Inc. (“B&R Global”), and was promoted to sole Chief Executive Officer on February 23, 2021 until October 24, 2024. From 2014 until the merger, he served as chairman of the board and a director of B&R Global that was co-founded by Mr. Zhang and his partners, to consolidate the shareholdings of various operating entities across the Pacific and Mountain States regions. Mr. Zhang has well over 20 years of experience in the food distribution industry with extensive experience in sales, marketing, financing, acquisitions, inventory, logistics and distribution. Under Mr. Zhang’s leadership, B&R Global established a large supplier network and maintained long-term relationships with many major suppliers stemming from business relationships that were built up over the years. A large purchase volume and a centralized procurement process also allowed B&R Global favorable negotiating power with vendors that source high quality products at lower prices than many competitors. On October 24, 2024, the Board of Directors of HF Foods terminated Xiao Mou (Peter) Zhang as chief executive officer of the Company, without cause, effective immediately. Mr. Zhang’s termination was not due to any disagreement with the Company regarding its financial reporting, policies or practices. Mr. Zhang continues to serve as a director on our Board of Directors.

Xi Lin (aka Felix Lin) was appointed to serve as Chief Executive Officer, effective January 1, 2025, and has served as President since February 12, 2024. Mr Lin previously served as Chief Operating Officer of the Company from May 1, 2022 to January 1, 2025. Mr. Lin also previously served as an independent director of HF Foods from November 2019 to April 2022. Mr. Lin worked in a number of positions at Blue Bird Corporation (NASDAQ: BLBD) from 2010 until his resignation on April 1, 2022. Prior to his resignation, he was Vice President, with responsibility for compliance, human resources, government relations, corporate training, strategic relationships, and supply chain M&A. He also held various other leadership positions within Blue Bird Corporation in the Manufacturing Operations and Supply Chain Departments from 2015 to 2016, the Finance and Accounting Department in 2011 and from 2013 to 2015, and the International Business Development and M&A Departments in 2012. Mr. Lin received his B.A. in Accounting and Finance from the Eugene Stetson School of Business and Economics at Mercer University in Georgia, a Master’s degree in Accountancy from the J. Whitney Bunting College of Business at Georgia College and State University in Georgia, and a Master’s degree in Business Administration from the University of North Carolina at Chapel Hill.

Cindy Yao has served as Chief Financial Officer since May 1, 2024. Ms. Yao joins HF Foods with over three decades of Finance and Accounting leadership experience. For the past 10 years, Ms. Yao served as Chief Financial Officer and Executive Vice President for Markel Food Group, a company providing high-quality, innovative automated process solutions, consulting services and technical support to food producers. Prior to that, from 2002 to 2013, Ms. Yao served as Vice President and Corporate Treasurer for Bausch + Lomb Corporation (NYSE: BLCO), an eye health company with $4.8 billion in annual revenue. Ms. Yao also served in various Finance and Accounting leadership roles with Corning Incorporated (NYSE: GLW), Eastman Kodak Company (NYSE: KODK), and Coopers & Lybrand LLP, (now part of PwC) prior to 2002. Ms. Yao holds a Master’s degree in Accounting from the Virginia Polytechnic Institute and State University and an Executive Master’s degree in Business Administration from the Simon Business School of the University of Rochester.

Christine Chang has served as General Counsel and Chief Compliance Officer since September 8, 2021. Ms. Chang previously served as Vice President - Legal Affairs, Labor Relations and Litigation for Boyd Gaming Corp. (NYSE: BYD). From 2014 through August 2020, she served in various capacities as Corporate Counsel, Litigation, Senior Corporate Counsel, Litigation, and Vice President and Chief Counsel, Litigation, for Caesars Entertainment, Inc. (NASDAQ: CZR). Ms. Chang also served as an associate at the law firm of Dentons LLP, from 2008 to 2013. Ms. Chang holds a Bachelor of Arts in Rhetoric from the University of California and a Juris Doctorate from Columbia University.

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
ITEM 1A.    RISK FACTORS.

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position and/or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. The risks set forth in this Section 1A are presented as of December 31, 2024 and the period then ended.

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

Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the territories or countries where we currently conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.

If the U.S. continues to impose such tariffs, this may cause supply chain disruptions and could further escalate our costs. We may determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to take such action, our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

A shortage of qualified labor or an inability to attract, train or retain employees could negatively affect our business and materially reduce earnings.

The foodservice distribution industry is labor intensive. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly and adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively serve our customers and achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations.

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

Our operating results are substantially affected by the operating and economic conditions in the regions in which we operate. Economic conditions can affect us in the following ways:

•A reduction in discretionary spending by consumers could adversely impact sales of Asian restaurants, and their purchases from us. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, inflation, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending.
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

In addition, our existing distribution operations are solely in the U.S. The geographic concentration of our operations creates an exposure to economic conditions in the U.S. and any financial downturn in the U.S. could materially adversely affect our financial condition and results of operations.

Competition may increase in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

The foodservice distribution industry, as a whole, in the U.S. is fragmented and highly competitive, with local, regional, multi-regional and national distributors, and specialty competitors. In addition, we believe that the market participants serving Asian restaurants are also highly fragmented. Currently, we face competition from smaller and/or dispersed competitors focusing on the niche market serving Asian restaurants, especially takeout restaurants. However, with the growing demand for Asian cuisines, others are operating, or may begin operating in this niche market in the future. Those potential competitors include: (i) national and regional foodservice distributors, (ii) local wholesalers and brokers, (iii) food retailers, and (iv) farmers’ markets. The national and regional distributors are experienced in operating multiple distribution locations and expanding management, and they have greater marketing and financial resources than we do. Even though they currently offer only a limited selection of Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. Conversely, the local wholesalers and brokers are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.

If more competitors enter this market segment aiming to serve Asian restaurants in the future, our operating results may be negatively impacted through a loss of sales, reduction in margins from competitive price changes, and/or greater operating costs, such as marketing costs, due to the increase of competition.

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

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We purchase our food items and related products primarily from third-party suppliers. Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products, produce or center-of-the-plate products we need in the quantities and at the times and prices we request. The cancellation of our supply arrangements with any of our suppliers or the disruption, delay and/or inability to supply the requested products by our suppliers could adversely affect our sales. Failure to identify an alternate source of supply for these items or comparable products on commercially reasonable terms that meet our customers’ expectations may result in significant cost increases. Moreover, we do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products.

Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the products they supply to us. The United States government and foreign governments may also take actions that may impact the purchase and production of goods, including imposing tariffs or other regulations on certain goods shipped, that may increase costs for goods transported globally. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other adverse employment actions by employees of ours or our suppliers, government shutdowns, weather conditions or more prolonged climate change, crop conditions, product recalls, product or raw material scarcity, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics, natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States, international hostilities, civil insurrection, and social unrest. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

Accordingly, if we are unable to obtain the specialty food products, produce, meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities and at the prices we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs or change the types of products they buy from us to products that are less profitable for us.

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

We provide foodservice distribution to Asian restaurants, primarily takeout restaurants, which focus on serving Asian food to American families. Changes in consumer eating habits (such as a decline in consuming food away from home, a decline in portion sizes, or a shift in preferences toward western foods) could reduce demand for our products. Consumer eating habits could be affected by a number of factors, including attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to new eating preferences.

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

We regularly purchase goods and services from related parties. These related-party transactions create the possibility of conflicts of interest with regard to our management, including that:

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

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our “HF” logo trademarks and our trade names including “Han Feng,” “Rong Cheng” and “Great Wall,” are valuable assets that reinforce our customers’ favorable perception of our products. Our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could cause customer confusion or negatively affect customers’ perception of our brand and products, and eventually adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to renew or replace our current leases on favorable terms, or any of our current leases are terminated prior to expiration of their stated terms, and we cannot find suitable alternate locations, our operations and profitability could be negatively impacted.

We own approximately 907,000 square feet of our distribution centers (or 71% of the total square feet), and the remainder (or 29% of the total square feet) is occupied under leasing arrangements. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and/or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

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

From time to time, we may be party to various claims and legal proceedings, as well as governmental and regulatory investigations and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For more information related to our litigation and regulatory proceedings, see Part I, Item 3. Legal Proceedings to this Form 10-K.

Even when not merited, the defense of these lawsuits or legal proceedings, including potential securities litigation and/or other legal actions, is expensive and may divert management’s attention, and we may incur significant expenses in defending these lawsuits or legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially and adversely affect our business, financial condition, cash flows and results of operations.

An increase in interest rates could adversely affect our cash flow and financial condition.

Central bank policy interest rates remain elevated since rising in 2022. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and industry demand generally. Rising interest rates may cause credit market dislocations which can impact funding costs.

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

Impairment analysis requires significant judgment by management and the fair value of goodwill, amortizable intangible assets or other long-lived assets are sensitive to changes in key assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally. To the extent that business conditions may deteriorate, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges, which could be material. The Company completed its most recent annual impairment assessment for goodwill as of the last day of the fourth quarter of fiscal year 2024. The results of the assessment indicated carrying value in excess of fair value of the reporting unit, and as such, a goodwill impairment charge of $46.3 million was recorded during the year ended December 31, 2024.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a prolonged further decline occurs in the market price of our common stock, it may cause a change in the results of the impairment assessment and, as such, could result in further impairment of goodwill.

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

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. Many established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of such businesses. Even if we are able to successfully compete with these larger entities, this competition may affect the terms of the transactions we are able to negotiate and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that does so, we may be unable to complete a successful acquisition of such a company.

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

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be adversely affected.

Risk Factors Relating to our Common Stock

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls, and weaken investor confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2024, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2024, and (3) our disclosure controls and procedures were not effective as of December 31, 2024. Refer to the discussion of these conclusions below, under Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

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

The Company’s former Chairman and Co-CEO Zhou Min Ni, directly and indirectly through the trustee of the trusts established for the benefit of his family, beneficially owns approximately 22% of our common stock. As a result, Mr. Ni has sufficient voting power to significantly influence matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. However, in June 2024, Mr. Ni entered into a settlement with the SEC, pursuant to which Mr. Ni is enjoined from directly or indirectly participating in the management of, or otherwise exercising any control or influence over the Company; provided, however, that such injunction does not prevent Mr. Ni from voting, purchasing or selling shares of the Company on his own behalf.

Additionally, on November 18, 2024, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Zhou Min Ni, Raymond Ni, Fai Lam, in his capacity as Trustee of the Irrevocable Trust for Raymond Ni, Amanda Ni, in her capacity as Trustee of each of the Irrevocable Trust for Amanda Ni, the Irrevocable Trust for Ivy Ni and the Irrevocable Trust for Tina Ni, Weihui Kwok, Yuanyuan Wu, and Maodong Xu (each, a “Stockholder Related Party,” and collectively, the “Stockholder Related Parties”), effective November 21, 2024. Pursuant to the Cooperation Agreement, the Stockholder Related Parties have agreed, for the period beginning on the effective date of the Cooperation Agreement through the date that is sixty days after the 2025 annual meeting of stockholders of the Company (the “Cooperation Period”), to vote the shares of voting securities of the Company that each Stockholder Related Party has the right to vote, or to direct the vote of, in a manner proportional to the vote of the Company’s disinterested stockholders. Notwithstanding the foregoing, the Stockholder Related Parties are permitted to vote a greater number of shares of the Company’s voting securities in accordance with recommendations by the Company’s Board of Directors on all director nominations and other proposals or business that may be the subject of stockholder action at any meeting of the Company’s stockholders, or in connection with any consent solicitation of the Company’s stockholders. The Cooperation Agreement further provides that, during the Cooperation Period, each Stockholder Related Party will be subject to customary standstill restrictions, including, among others, with respect to proxy solicitations, stockholder proposals and extraordinary transactions, and purchases and certain sales of Company voting securities. The Cooperation Agreement is limited to

Despite the settlement with the SEC and the Cooperation Agreement, the possibility that Mr. Ni may sell all or a large portion of his common stock in a short period of time could adversely affect the trading price of our common stock. Further, upon the expiration of the Cooperation Period, the interests of Mr. Ni may not align with the interests of other holders of our common stock, and he may vote against the Company’s interests. Mr. Ni’s significant beneficial ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, in April 2023, we implemented a stockholder rights plan, also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors.

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
ITEM 1C.    CYBERSECURITY.

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

Governance

Our Board of Directors oversees our overall risk management strategy. Our information security program is managed by our Senior Vice President of People and Technology, who has twenty-five years of experience in IT leadership across a variety of industries including manufacturing, distribution, defense, and financial services, whose team is responsible for maintaining our enterprise-wide cybersecurity strategy, policies, standards, architecture and processes. Our program is assessed both internally and externally by third parties, including our virtual Chief Information Security Officer (“vCISO”) partner. Our Senior Vice President of People and Technology provides reports at least quarterly to our Audit Committee, as well as our Disclosure Committee, which comprises senior management and key stakeholders, as appropriate. The reports provided include updates on our cyber risks and threats, and key updates to our information security systems and programs as well as the current threat environment.

We also have processes in place to stay informed of and monitor prevention, detection, mitigation, and remediation of cybersecurity risks, including:

•Any cybersecurity breach, unauthorized access, data loss, or ransomware attack must be immediately escalated to the Disclosure Committee, General Counsel, Internal Audit, and Audit Committee.
•On a quarterly basis, the Disclosure Committee, in coordination with the SVP of People and Technology, Internal Audit, and vCISO, shall assess the Company’s cybersecurity risk exposure, including potential vulnerabilities in IT systems and data security.

ITEM 2.    PROPERTIES.
We operate sixteen distribution centers with a total of approximately 1.3 million square feet of warehouse space, including approximately 400,000 square feet of cold storage, for distribution, warehousing inventory, service and administrative functions. We own approximately 907,000 square feet of our distribution centers (or 71% of the total square feet), and the remainder (or 29% of the total square feet) is occupied under leasing arrangements. The following table sets forth the approximate aggregate square footage by state for these distribution facilities as of December 31, 2024.

Location	Number of Facilities	Total Square Feet
Arizona	1	68,000
California	4	351,000
Colorado	1	56,000
Florida	1	130,000
Georgia	1	100,000
Illinois	1	140,000
North Carolina	1	172,000
Texas	2	60,000
Utah	2	94,000
Washington	1	70,000
Virginia	1	44,000
Total	16	1,285,000
We also operate three cross-docks which are located in Nevada, Ohio and Oregon. Additionally, we own a 118,000 square foot distribution facility in North Carolina which we are preparing for operations to commence in 2025.

We lease our corporate headquarters located in Las Vegas, Nevada, consisting of approximately 5,000 square feet with a term of 6.5 years that began on March 17, 2021. We also lease office space for a corporate location in Los Angeles, California. The Company entered into a lease on September 30, 2024 for a new Atlanta, Georgia based distribution center which commenced on February 1, 2025 for a term of 10 years and five months, exclusive of renewal options.
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
On October 13, 2023, the Company received a “Wells Notice” from the staff of the SEC (the “Wells Notice”) relating to the previously disclosed formal, non-public SEC investigation (the “SEC Investigation”) of allegations that the Company and certain of its current and former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements.
On June 6, 2024, the SEC announced that it had accepted an Offer of Settlement submitted by the Company in order to resolve the SEC Investigation. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to violations of Sections 17(a) of the Securities Act, and of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), and 14a-9 thereunder, resulting from the materially false and misleading disclosures and other fraudulent conduct implemented by its former Chairman and Chief Executive Officer Zhou Min Ni and former Chief Financial Officer Jian Ming “Jonathan” Ni. During the quarter ended June 30, 2024 the Company agreed to and paid a civil monetary penalty of $3.9 million, which was recorded in other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
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

Holders of Record

As of March 12, 2025, there were 52,737,650 shares of our common stock outstanding held by 33 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and the Standard and Poor’s 500 Food & Staples Retailing Industry Index from December 31, 2019 to December 31, 2024.

The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2019. The cumulative total return on our common stock as presented is not necessarily indicative of future performance.

Total Return Performance
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
HFFG
S&P 500
S&P 500 Food and Staples Retailing Index

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
HF Foods Group Inc.	$100	$39	$43	$21	$27	$16
S&P 500	$100	$118	$152	$125	$158	$197
S&P 500 Food and Staples Retailing Index	$100	$116	$146	$131	$151	$204

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information about our business, the results of operations, financial condition, liquidity and capital resources of HF Foods Group Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024.

Recent Developments

CEO Transition

On October 24, 2024, the Board of Directors of the Company terminated Xiao Mou (Peter) Zhang as Chief Executive Officer of the Company, without cause, effective immediately. In connection with Mr. Zhang’s departure, the Company entered into a Severance Agreement and General Release (the “Severance Agreement”) with Mr. Zhang on November 21, 2024. Pursuant to the Severance Agreement, which includes a general release of claims by Mr. Zhang against the Company, Mr. Zhang will be entitled to receive standard severance benefits provided to a Chief Executive Officer under the Company’s Amended and Restated Severance Plan. Mr. Zhang continues to serve as a Director on the Board of Directors.

On October 24, 2024, Xi (Felix) Lin was appointed to serve as Interim Chief Executive Officer, effective immediately, and continued to serve as the Company’s Chief Operating Officer and President. On December 17, 2024, the Board of Directors of HF Foods Group Inc. appointed Felix Lin to serve as the Company’s Chief Executive Officer and President, effective January 1, 2025.

Credit Facility Amended

On February 12, 2025, the Company amended certain terms and conditions of the JPM Credit Agreement, by, among other things, (i) increasing the Revolving Commitment (as defined in the Credit Agreement) from $100.0 million to $125.0 million, (ii) joining three new subsidiaries of the Company to the Credit Agreement, each as a “Borrower” thereunder, (iii) joining Wells Fargo Bank, N.A. to the JPM Credit Agreement as a “Lender” thereunder, (iv) amending certain affirmative covenants commensurate with the increase in the Revolving Facility, and (v) amending certain restrictions regarding incurring obligations under real property leases and equipment financings in the ordinary course of business.

Business Overview

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

On April 29, 2022, HF Foods acquired substantially all of the assets of Sealand Food, Inc. (the “Sealand Acquisition”), one of the largest frozen seafood suppliers servicing the Asian restaurant market along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. See Note 7 - Acquisitions to the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding recent acquisitions.

With sixteen distribution centers and three cross-docks and a fleet of over 400 vehicles, our distribution network now spans 46 states covering approximately 95% of the contiguous United States. Capitalizing on our deep understanding of Asian cultures, strong relationships with growers and suppliers of food products primarily in North America, South America, and Asia, with over 1,000 employees, and supported by two outsourced call centers in China, we have become a trusted partner serving approximately 15,000 customer locations throughout the United States. We are dedicated to serving the vast array of Asian restaurants in need of high-quality and specialized food ingredients at competitive prices.

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

Financial Review

Highlights for 2024 included:

•Net revenue: Net revenue was $1,201.7 million in 2024, compared to $1,148.5 million in 2023, an increase of $53.2 million, or 4.6%. This increase was primarily attributable to volume growth associated with new wholesale accounts, case count growth, product cost inflation and improved pricing in certain categories, partially offset by the $13.3 million loss in revenue from the exit of our chicken processing businesses during the second half of 2023.

•Gross profit: Gross profit was $205.2 million in 2024 compared to $204.0 million in 2023, an increase of $1.2 million, or 0.6%. The increase was primarily attributable to increased net revenue partially offset by increased costs. Gross profit margin of 17.1% for 2024 decreased from 17.8% in the prior year.

•Distribution, selling and administrative expenses: Distribution, selling and administrative expenses increased by $3.0 million, or 1.5%, in 2024 compared to 2023, mainly due to an increase in payroll and related labor costs of $4.3 million as well as insurance costs of $1.1 million partially offset by a reduction in professional fees of $2.8 million. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.5% in 2024 from 17.0% in 2023, primarily due to lower professional fees and increased net revenue, partially offset by increased payroll and related labor costs and insurance costs.

•Net loss attributable to HF Foods Group Inc.: Net loss attributable to HF Foods Group Inc. was $48.5 million in 2024 compared to net loss of $2.2 million in 2023. The increase of $46.3 million was primarily driven by goodwill impairment charges of $46.3 million in 2024.

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023
The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
($ in thousands)	2024	2023	Change
Net revenue	$1,201,667	$1,148,493	$53,174
Cost of revenue	996,473	944,462	52,011
Gross profit	205,194	204,031	1,163
Distribution, selling and administrative expenses	198,026	195,062	2,964
Goodwill impairment charges	46,303	—	46,303
(Loss) income from operations	(39,135)	8,969	(48,104)
Interest expense	11,425	11,478	(53)
Other expense (income), net	2,818	(1,091)	3,909
Change in fair value of interest rate swap contracts	(1,693)	1,580	(3,273)
Lease guarantee income	(5,548)	(377)	(5,171)
Loss before income taxes	(46,137)	(2,621)	(43,516)
Income tax expense	1,965	41	1,924
Net loss and comprehensive loss	(48,102)	(2,662)	(45,440)
Less: net income (loss) attributable to noncontrolling interests	409	(488)	897
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(48,511)	$(2,174)	$(46,337)

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	82.2%
Gross profit	17.1%	17.8%
Distribution, selling and administrative expenses	16.5%	17.0%
Goodwill impairment charges	3.9%	—%
(Loss) income from operations	(3.3)%	0.8%
Interest expense	0.9%	1.0%
Other expense (income), net	0.2%	(0.1)%
Change in fair value of interest rate swap contracts	(0.1)%	0.1%
Lease guarantee income	(0.5)%	—%
Loss before income taxes	(3.8)%	(0.2)%
Income tax expense	0.2%	—%
Net loss and comprehensive loss	(4.0)%	(0.2)%
Less: net income (loss) attributable to noncontrolling interests	—%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(4.0)%	(0.2)%

Net Revenue

Net revenue for the year ended December 31, 2024 increased by $53.2 million, or 4.6%, compared to the same period in 2023. This increase was primarily attributable to volume growth associated with new wholesale accounts, case count growth, product cost inflation and improved pricing in certain categories, partially offset by the $13.3 million loss in revenue resulting from the exit of our chicken processing businesses during the second half of 2023.

Gross Profit

Gross profit was $205.2 million for the year ended December 31, 2024 compared to $204.0 million in the same period in 2023, an increase of $1.2 million, or 0.6%. The gross profit increase was primarily attributable to increased net revenue partially offset by increased costs. Gross profit margin for the year ended December 31, 2024 decreased to 17.1% compared to 17.8% in the same period in 2023.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $198.0 million for the year ended December 31, 2024 increased compared to prior year expenses of $195.1 million primarily due to an increase of $4.3 million in payroll and related labor costs and an increase of $1.1 million in insurance costs, partially offset by a decrease of $2.8 million in professional fees. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.5% for the year ended December 31, 2024 from 17.0% in the same period in 2023, primarily due to lower professional fees and increased net revenue, partially offset by increased payroll and related labor costs and insurance costs.

Interest Expense

Interest expense for the year ended December 31, 2024 decreased by $0.1 million or 0.5%, compared to the year ended December 31, 2023, primarily due to a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $5.1 million, partially offset by an increase in our average daily line of credit balance of $10.6 million combined with a slightly higher interest-rate environment. Average floating interest rates on our floating-rate debt for the year ended December 31, 2024 increased by approximately 0.2% on the line of credit and 0.1% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2023. Our average daily line of credit balance increased by $10.6 million, or 23.7%, to $55.5 million for the year ended December 31, 2024 from $44.9 million for the year ended December 31, 2023, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.7%, to $103.6 million for the year ended December 31, 2024 from $108.6 million for the year ended December 31, 2023.

Income Tax Expense

Income tax expense was $2.0 million for the year ended December 31, 2024, compared to $41,000 for the year ended December 31, 2023. The increase in income tax expense of $1.9 million was due to non-deductible items including the impact of the Company’s goodwill impairment charges, SEC settlement, and state taxes, partially offset by the change in valuation allowance, tax credits, the expiration of the statute of limitations in relation to unrecognized tax benefits, and other tax adjustments during the year ended December 31, 2024.

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $48.5 million for the year ended December 31, 2024, compared to net loss of $2.2 million for the year ended December 31, 2023. The increase in loss of $46.3 million was primarily driven by goodwill impairment charges of $46.3 million recorded during the year ended December 31, 2024.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2024	2023	Change
Net loss	$(48,102)	$(2,662)	$(45,440)
Interest expense	11,425	11,478	(53)
Income tax expense	1,965	41	1,924
Depreciation and amortization	26,677	25,918	759
EBITDA	(8,035)	34,775	(42,810)
Lease guarantee income	(5,548)	(377)	(5,171)
Change in fair value of interest rate swap contracts	(1,693)	1,580	(3,273)
Stock-based compensation expense	2,088	3,352	(1,264)
SEC settlement	3,900	—	3,900
Goodwill impairment charges	46,303	—	46,303
Settlement gain (1)	—	(10,000)	10,000
Other asset impairment charges	—	1,200	(1,200)
Business transformation costs (2)	1,223	929	294
Other non-routine expense (3)	874	3,124	(2,250)
Executive transition and organizational redesign (4)	2,929	—	2,929
Adjusted EBITDA	$42,041	$34,583	$7,458
_________________
(1)    As discussed in Note 17 - Commitments and Contingencies to the consolidated financial statements in this Annual Report on Form 10-K, the Company recovered approximately $10.0 million related to the Settlement Agreement. The Company accounted for the settlement as a recovery of previously recorded expenses related to the litigation. The Company has adjusted for the $10.0 million recovery.
(2)    Represents costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(3)    Includes contested proxy and related legal and consulting costs and facility closure costs.
(4)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of approximately $14.5 million, checks issued not presented for payment of $5.7 million and access to approximately $36.1 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of December 31, 2024.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Our liquidity is also affected by the entry of an administrative civil cease-and-desist order by the SEC, whereby we agreed to payment of a civil monetary penalty of $3.9 million. We made this payment during the year ended December 31, 2024.

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

As of December 31, 2024, we have no off balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$22,636	$(1,648)	$24,284
Net cash used in investing activities	(12,548)	(1,514)	(11,034)
Net cash used in financing activities	(10,853)	(5,895)	(4,958)
Net decrease in cash and cash equivalents	$(765)	$(9,057)	$8,292

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, asset impairment charges, changes in deferred income taxes and others, and includes the effect of working capital changes. Checks issued not presented for payment was reclassified from financing to operating activities for both the current and prior year which resulted in a $1.2 million increase to net cash provided by operating activities in the current year and a $17.5 million decrease in the prior year. Net cash provided by operating activities increased by $24.3 million primarily due to the timing of working capital outlays such as the increase of $18.6 million resulting from checks issued not presented for payment and was partially offset by decreased operating income (excluding the $46.3 million non-cash goodwill impairment charge) and the $3.9 million SEC settlement payment.

Investing Activities

Net cash used in investing activities increased by $11.0 million primarily due to increased capital project spend in the year ended December 31, 2024.

Financing Activities

Net cash used in financing activities increased by $5.0 million to $10.9 million during the year ended December 31, 2024 primarily due to the change in line of credit activity from net proceeds for the year ended December 31, 2023 to net payments for the year ended December 31, 2024.

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

As of September 30, 2024, the Company concluded that a triggering event occurred due to a sustained decline in the Company’s stock price since December 31, 2023, which required interim testing for goodwill impairment in accordance with ASC 350. Accordingly, the Company performed a quantitative assessment as of September 30, 2024. The fair value of the reporting unit exceeded the carrying value by approximately 1%, and therefore we concluded no impairment existed as of that date.

As a result of continued declines in the level of stock price, the Company performed a quantitative impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded in the consolidated statements of operations during the year ended December 31, 2024.

For the December 31, 2024, September 30, 2024 and December 31, 2023 impairment tests, we used a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization and also considered the lack of liquidity in the Company’s common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and no major analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. Our market capitalization is calculated using the number of common shares outstanding and common stock publicly traded price. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

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

We performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting unit by utilizing changes in assumptions that would reasonably likely occur. Assuming all other assumptions and inputs used in the fair value analysis are held constant, for the December 31, 2024 impairment test, a 100 basis point increase in the discount rate assumption, a 1x decrease in the respective EBITDA multiple assumptions, a 25 basis point decrease in the gross profit margin assumption, and a 50 basis point decrease in the revenue growth rate assumption would result in a decrease in the fair value of our reporting unit of approximately $11.6 million, $31.0 million, $7.3 million, and $5.5 million, respectively, which would likely result in further impairment. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a prolonged decline occurs in the market price of our common stock, it may cause a change in the results of the impairment assessment and, as such, could result in further impairment of goodwill.

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

No impairment of long-lived assets was recognized during the year ended December 31, 2024. We impaired machinery used in the operations within HF Foods Industrial, Inc. and recognized impairment expense of $1.2 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023. We impaired our acquired developed technology attributable to Syncglobal, Inc. and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022.

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

As of December 31, 2024, our aggregate floating rate debt’s outstanding principal balance without hedging was $59.7 million, or 35.9% of total debt, consisting primarily of our revolving line of credit (see Note 10 - Debt to the consolidated financial statements in this Annual Report on Form 10-K). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 64.1% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in 2024 decreased in comparison to average prices in the same period in 2023, decreasing 10.8% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HF Foods Group Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 17, 2025, expressed an adverse opinion thereon.
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
Consolidated Financial Statements - Impact of Control Environment and Information Technology General Controls
As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2024. These material weaknesses included ineffective entity-level controls, ineffective information technology general controls (ITGCs), and ineffective controls over certain non-routine transactions, significant management estimates, and financial reporting. The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, the Company’s ability to (i) design and maintain an effective control environment, including maintaining a sufficient number of qualified resources to support and provide proper oversight and accountability over the performance of controls, (ii) design and maintain effective ITGCs for certain information systems relevant to the preparation of the financial statements, and (iii) design and maintain effective controls over financial reporting.
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
The primary procedures we performed to address this critical audit matter included:
•Performing incremental procedures over material financial statement accounts such as revenue and receivables by i) increasing the sample sizes to perform certain audit procedures and ii) lowering the testing thresholds and by expanding the types of journal entries to be tested.
•Evaluating the impact of improper segregation of duties and designing incremental procedures over disbursements.
•Manually testing the completeness and accuracy of information provided by the Company and increasing the extent of our testing for items to be selected and agreed to source documents.
Goodwill Impairment – Valuation of Reporting Unit

As disclosed in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $38.8 million as of December 31, 2024. Goodwill is tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate that goodwill might be impaired. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. A change in underlying assumptions could cause a change in the results of the impairment test and, as such, could cause fair value to be less than the carrying amount and result in an impairment of goodwill in the future. In connection with the impairment tests completed as of September 30, 2024 and December 31, 2024 using the quantitative goodwill impairment assessment, the Company determined the fair value of its one reporting unit, using an average of the income approach, specifically, the discounted cash flow method, and market approaches, specifically, the comparable public company analysis and comparable acquisition analysis methods. The income approach uses a discounted cash flow model that reflects management significant assumptions that mainly related to revenue growth rates, gross profit margins, distribution, selling & administrative (DS&A) expenses and a discount rate. The comparable public company and comparable acquisition analysis methods apply a market multiple assumption to the Company’s EBITDA to calculate fair value. The fair value of the Company’s reporting unit exceeded the carrying value as of September 30, 2024. The results of the impairment testing as of December 31, 2024 concluded that the fair value of the Company’s reporting unit did not exceed the carrying value, and therefore the Company recorded a goodwill impairment charge of $46.3 million during the year ended December 31, 2024.

We identified certain assumptions used in the valuation of goodwill for the reporting unit for both the September 30, 2024 and December 31, 2024 impairment tests as a critical audit matter. Management’s determination of the fair value of the reporting unit required the use of significant judgment due to the subjectivity and uncertainty of the gross profit margins, DS&A expenses and discount rate assumptions used in the income approach, and the EBITDA multiple assumption used in the comparable public company analysis and comparable acquisition analysis approaches. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the gross profit margins and DS&A expenses by: i) evaluating the consistency of the gross profit margins and DS&A expenses with historical results, ii) evaluating the consistency of the gross profit margins, and DS&A expenses with the Company’s objectives and strategies, and iii) comparing the forecasted gross profit margins and DS&A expenses with external market data and evidence obtained in other areas of the audit.
•Utilizing personnel with specialized knowledge and skill with valuation to assist in assessing the reasonableness of the concluded fair value of the Company’s reporting unit, as well as the discount rate incorporated in the income approach and the EBITDA multiples incorporated in the comparable public company analysis and comparable acquisition analysis approaches.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Troy, Michigan
March 17, 2025

HF Foods Group Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$14,467	$15,232
Accounts receivable, net of allowances of $1,557 and $2,119	54,107	47,524
Accounts receivable - related parties	239	308
Inventories	97,783	105,618
Prepaid expenses and other current assets	11,507	10,145
TOTAL CURRENT ASSETS	178,103	178,827
Property and equipment, net	149,572	133,136
Operating lease right-of-use assets	13,944	12,714
Long-term investments	2,350	2,388
Customer relationships, net	136,615	147,181
Trademarks, trade names and other intangibles, net	24,911	30,625
Goodwill	38,815	85,118
Other long-term assets	5,681	6,531
TOTAL ASSETS	$549,991	$596,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$5,687	$4,494
Line of credit	57,483	58,564
Accounts payable	50,592	51,617
Accounts payable - related parties	52	397
Current portion of long-term debt, net	5,410	5,450
Current portion of obligations under finance leases	3,797	1,749
Current portion of obligations under operating leases	4,177	3,706
Accrued expenses and other liabilities	18,001	17,287
TOTAL CURRENT LIABILITIES	145,199	143,264
Long-term debt, net of current portion	103,324	108,711
Obligations under finance leases, non-current	19,929	11,229
Obligations under operating leases, non-current	10,125	9,414
Deferred tax liabilities	29,392	29,028
Other long-term liabilities	728	6,891
TOTAL LIABILITIES	308,697	308,537
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,735,073 and 54,153,391 shares issued and 52,737,650 and 52,155,968 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of December 31, 2024 and December 31, 2023	(7,750)	(7,750)
Additional paid-in capital	604,235	603,094
Accumulated deficit	(357,199)	(308,688)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	239,291	286,661
Noncontrolling interests	2,003	1,322
TOTAL SHAREHOLDERS’ EQUITY	241,294	287,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,991	$596,520
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue - third parties	$1,197,926	$1,142,648	$1,163,525
Net revenue - related parties	3,741	5,845	6,942
TOTAL NET REVENUE	1,201,667	1,148,493	1,170,467

Cost of revenue - third parties	993,026	938,815	958,775
Cost of revenue - related parties	3,447	5,647	6,180
TOTAL COST OF REVENUE	996,473	944,462	964,955

GROSS PROFIT	205,194	204,031	205,512

Distribution, selling and administrative expenses	198,026	195,062	194,953
Goodwill impairment charges	46,303	—	—
(LOSS) INCOME FROM OPERATIONS	(39,135)	8,969	10,559

Interest expense	11,425	11,478	7,457
Other expense (income), net	2,818	(1,091)	(1,829)
Change in fair value of interest rate swap contracts	(1,693)	1,580	(817)
Lease guarantee (income) expense	(5,548)	(377)	5,744
(LOSS) INCOME BEFORE INCOME TAXES	(46,137)	(2,621)	4

Income tax expense (benefit)	1,965	41	(231)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	(48,102)	(2,662)	235

Less: net income (loss) attributable to noncontrolling interests	409	(488)	(225)
NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$(48,511)	$(2,174)	$460

(LOSS) EARNINGS PER COMMON SHARE - BASIC	$(0.92)	$(0.04)	$0.01
(LOSS) EARNINGS PER COMMON SHARE - DILUTED	$(0.92)	$(0.04)	$0.01
WEIGHTED AVERAGE SHARES - BASIC	52,552,490	53,878,237	53,757,162
WEIGHTED AVERAGE SHARES - DILUTED	52,552,490	53,878,237	53,863,448
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(48,102)	$(2,662)	$235
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	26,677	25,918	24,936
Treasury stock received via legal settlement	—	(7,750)	—
Goodwill impairment charges	46,303	—	—
Other asset impairment charges	—	1,200	422
Gain from disposal of property and equipment	(12)	(362)	(1,327)
(Credit) provision for expected credit losses	(103)	701	82
Deferred tax expense (benefit)	364	(5,415)	(5,012)
Change in fair value of interest rate swap contracts	(1,693)	1,580	817
Stock-based compensation	2,088	3,352	1,257
Non-cash lease expense	3,992	4,033	4,442
Lease guarantee (income) expense	(5,548)	(377)	5,744
Other non-cash expense (income)	1,169	493	(266)
Changes in operating assets and liabilities:
Accounts receivable	(6,421)	(4,039)	(8,577)
Accounts receivable - related parties	10	(95)	36
Inventories	7,835	14,673	(3,755)
Prepaid expenses and other current assets	(1,362)	(1,069)	(4,008)
Other long-term assets	942	(3,418)	(1,199)
Checks issued not presented for payment	1,193	(17,452)	4,112
Accounts payable	(1,025)	(3,898)	15,207
Accounts payable - related parties	(345)	(1,132)	(412)
Operating lease liabilities	(4,040)	(3,730)	(4,408)
Accrued expenses and other liabilities	714	(2,199)	7,070
Net cash provided by operating activities	22,636	(1,648)	35,396
Cash flows from investing activities:
Purchase of property and equipment	(12,547)	(3,514)	(6,287)
Proceeds from sale of property and equipment	48	2,000	7,794
Contribution to equity method investee	(49)	—	—
Payment made for acquisition of Sealand	—	—	(34,848)
Payment made for acquisition of Great Wall Group	—	—	(17,445)
Net cash used in investing activities	(12,548)	(1,514)	(50,786)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(175)	(394)	—
Proceeds from line of credit	1,476,106	1,237,101	1,200,996
Repayment of line of credit	(1,477,240)	(1,231,647)	(1,203,112)
Proceeds from long-term debt	—	—	45,956
Repayment of long-term debt	(5,470)	(7,591)	(11,336)
Payment of debt financing costs	—	—	(544)
Repayment of obligations under finance leases	(3,574)	(2,480)	(2,626)
Repayment of promissory note payable - related party	—	—	(4,500)
Proceeds from noncontrolling interests	—	—	240
Cash distributions to noncontrolling interests	(500)	(884)	(187)
Net cash (used in) provided by financing activities	(10,853)	(5,895)	24,887
Net (decrease) increase in cash	(765)	(9,057)	9,497
Cash at beginning of the period	15,232	24,289	14,792
Cash at end of the period	$14,467	$15,232	$24,289
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Supplemental disclosure of cash flow data:
Cash paid for interest	$11,623	$10,407	$6,230
Cash paid for income taxes	2,506	4,040	8,655
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,222	$2,583	$6,815
Property acquired in exchange for finance leases	14,322	1,763	1,272
Treasury stock received via legal settlement	—	7,750	—
Acquisition of noncontrolling interests	772	1,652	—
Note receivable related to property and equipment sales	—	300	—
Intangible asset acquired in exchange for noncontrolling interests	—	—	566

The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	53,706,392	$5	—	—	$597,227	$(306,974)	$290,258	$4,041	$294,299
Net income (loss)	—	—	—	—	—	460	460	(225)	235
Capital contribution by shareholders	—	—	—	—	—	—	—	806	806
Issuance of common stock pursuant to equity compensation plan	139,239	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(31,854)	—	—	—	(162)	—	(162)	—	(162)
Distribution to shareholders	—	—	—	—	—	—	—	(186)	(186)
Stock-based compensation	—	—	—	—	1,257	—	1,257	—	1,257
Balance at December 31, 2022	53,813,777	$5	—	$—	$598,322	$(306,514)	$291,813	$4,436	$296,249
Net loss	—	—	—	—	—	(2,174)	(2,174)	(488)	(2,662)
Issuance of common stock pursuant to equity compensation plan	391,983	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(52,369)	—	—	—	(232)	—	(232)	—	(232)
Treasury stock received via legal settlement	—	—	1,997,423	(7,750)	—	—	(7,750)	—	(7,750)
Distribution to shareholders	—	—	—	—	—	—	—	(884)	(884)
Dissolution of noncontrolling interests	—	—	—	—	1,652	—	1,652	(1,742)	(90)
Stock-based compensation	—	—	—	—	3,352	—	3,352	—	3,352
Balance at December 31, 2023	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(48,511)	(48,511)	409	(48,102)
Issuance of common stock pursuant to equity compensation plan	638,721	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(57,039)	—	—	—	(175)	—	(175)	—	(175)
Distribution to shareholders	—	—	—	—	—	—	—	(500)	(500)
Dissolution of noncontrolling interests	—	—	—	—	(772)	—	(772)	772	—
Stock-based compensation	—	—	—	—	2,088	—	2,088	—	2,088
Balance at December 31, 2024	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294

The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Organization and General

HF Foods Group Inc., headquartered in Las Vegas, Nevada, operating through our subsidiaries (collectively “HF Foods” or the “Company”) is a marketer and distributor of fresh produce, frozen and dry food, and non-food products to Asian restaurants, as well as other foodservice customers, throughout the United States. With multiple distribution centers located throughout the nation, HF Foods supplies Asian cuisine through its relationships with growers and suppliers of food products in North America, South America and Asia. The Company’s business consists of one operating segment, which is also its one reportable segment: HF Foods, which operates solely in the United States, offers specialty restaurant foods and supplies to its customers.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding annual financial reporting. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements for 2024 and 2023 include the accounts of HF Foods, and for 2022, the accounts of HF Foods and certain variable interest entities for which the Company was the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interest in its consolidated statements of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

Reclassifications

During 2024, the Company reclassified the presentation of checks issued not presented for payment from cash flows from financing activities to cash flows from operating activities in the consolidated statement of cash flows. Prior periods amounts were reclassified to conform to the current period presentation. The reclassification did not impact consolidated balance sheets or consolidated statements of operations and comprehensive income (loss).

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

As of and for the years ended December 31, 2023 and 2022, the Company had one VIE, AnHeart, Inc. (“AnHeart”), for which the Company was not the primary beneficiary and therefore did not consolidate. Effective April 30, 2024, the Company assumed the lease for which AnHeart was a lessee and the Company was a guarantor, and as such, it no longer recognizes AnHeart as a VIE as of December 31, 2024. See Note 17 - Commitments and Contingencies for additional information on AnHeart.

During the year ended December 31, 2022, the Company consolidated FUSO Trucking, LLC (“FUSO”) which was established to provide exclusive trucking services to the Company and was dissolved in 2022. The results of operations and cash flows of FUSO prior to being dissolved were immaterial during 2022.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024 and December 31, 2023, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at December 31, 2024	December 31, 2024	December 31, 2023
HF Foods Industrial, LLC (“HFFI”)(a)	N/A	$—	$(759)
Min Food, Inc.	39.75%	1,561	1,715
Monterey Food Service, LLC	35.00%	442	366
Total		$2,003	$1,322
_______________
(a)During the year ended December 31, 2024, upon dissolution of HFFI, the Company assumed HFFI’s remaining assets and liabilities. In accordance with ASC Topic 810 (“ASC 810”), Consolidation, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions. No gain or loss was recognized. As a result of this transaction, noncontrolling interest of $(0.8) million was reclassified to additional paid-in capital on the consolidated balance sheets.

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

Recent Issued Accounting Pronouncements not yet Adopted

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. This guidance also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. This guidance is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. See Note 16 - Segment Information in the accompanying notes to the consolidated financial statements for further detail.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or shorter as cash equivalents. As of December 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Checks issued not presented for payment represent accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances and are presented in current liabilities in the consolidated balance sheets. The net changes to checks issued not presented for payment are presented in the operating section of the statement of cash flows.

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

Software Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes certain computer software licenses and software implementation costs related to developing or obtaining computer software for internal use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to five year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $4.1 million as of December 31, 2024 and $5.1 million as of December 31, 2023, and are included in other long-term assets on the consolidated balance sheets.

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

The Company’s policy is to test goodwill for impairment annually on the last day of the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, or at management’s discretion, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2024 and December 31, 2023, the Company has one reporting unit for purposes of testing goodwill for impairment. See Note 8 - Goodwill and Acquired Intangible Assets for additional information.

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

Intangible Assets, net

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated Useful Lives
Non-competition agreements	3 years
Trademarks and trade names	10 years
Customer relationships	10 to 20 years

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

The Company did not record any impairment loss on its long-term investments during the years ended December 31, 2024, 2023 and 2022.

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

The Company impaired machinery related to HFFI and recognized impairment expense of $1.2 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023. The Company fully impaired its acquired developed technology associated with the Syncglobal joint venture and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. Fair value was determined using Level 3 inputs at the time of impairment. The Company did not record any impairment loss on its long-lived assets during the year ended December 31, 2024.

Insurance and Claim Costs

The Company maintains workers compensation and general liability insurance with licensed insurance carriers. Beginning in April 2020, the Company is self-insured for auto claims less than $100,000 per claim. Insurance and claims expense represent premiums the Company paid and the accruals made for claims within the Company’s self-insured retention amounts. A liability is recognized for the estimated cost of all self-insured claims including an estimate of incurred but not reported claims based on historical experience and for claims expected to exceed the Company’s policy limits.

The Company establishes reserves for anticipated losses and expenses related to auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the liability, the Company specifically reviews all known claims and records a liability based upon the Company’s best estimate of the amount to be paid. In making the estimate, the Company considers the amount and validity of the claim, as well as the Company’s past experience with similar claims. In establishing the reserve for claims incurred but not reported, the Company considers its past claims history, including the length of time it takes for claims to be reported to the Company. These reserves are periodically reviewed and adjusted to reflect the Company’s experience and updated information relating to specific claims. As of December 31, 2024 and December 31, 2023, the Company has recorded a self-insurance liability of $1.7 million and $1.7 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $69.2 million, $76.0 million and $83.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and includes estimates for labor associated with shipping and handling activities for the years ended December 31, 2023 and 2022.

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

Based on our assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. In 2023, management established a valuation allowance of $0.7 million against certain deferred taxes attributable to the Company’s subsidiary, HFFI. In 2024, the Company dissolved its subsidiary, HFFI, and as such, the deferred tax balances and corresponding valuation allowance associated with this entity were written off during the year ended December 31, 2024. There is no remaining valuation allowance as of December 31, 2024.

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

In 2021, the Organization for Economic Co-operation and Development (“OECD”) published the Tax Challenges Arising from the Global Anti-Base Erosion Model Rules (“Pillar Two”), also referred to as the GloBE Rules or Pillar Two. The rules are designed to ensure large multinational enterprises (“MNEs”) pay a minimum level of tax (15%) on income of each jurisdiction. The legislation applies to MNEs with annual consolidated group revenues of at least €750 million if at least one jurisdiction in which the MNE operates has enacted tax laws in accordance with the Pillar Two framework. Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024 with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. The Company currently does not have any foreign operations that would trigger the application of Pillar Two and therefore it is not anticipated to have a significant impact. The Company will continue to monitor the effects of Pillar Two and any potential future developments.

Leases

The Company accounts for leases following ASC Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at inception and also considers classification of leases as operating or finance. Operating leases are included in operating lease ROU assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under finance leases, and obligations under finance leases, non-current on the consolidated balance sheets.

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

Derivative Financial Instruments

In accordance with the guidance in ASC Topic 815, Derivatives and Hedging (“ASC 815”), derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap (“IRS”) contracts as hedges for accounting treatment. Pursuant to GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the consolidated statements of operations and comprehensive income (loss). Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.

Concentrations and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for the years ended December 31, 2024, 2023, or 2022, respectively. At December 31, 2024 and 2023, the Company had no customers that comprised more than 10% of consolidated accounts receivable. Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s large customer base and ongoing assessments of its customers’ creditworthiness and outstanding balances.

The Company maintains cash balances with banks which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s operating decision makers for making operational decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews operating results and makes resource allocations on a consolidated basis and thus the Company has concluded it has one operating and reportable segment. See Note 16 - Segment Information in the accompanying notes to the consolidated financial statements for further detail.

Stock-Based Compensation

The Company grants restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) annually. Stock-based compensation expense is based on the fair value of the stock awards at the grant date and is recognized, net of forfeitures, over the requisite service period. See Note 14 - Stock-Based Compensation to the consolidated financial statements for further information regarding stock-based compensation.

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Year Ended December 31,
($ in thousands)	2024		2023		2022
Seafood	$394,032	33%	$361,219	31%	$354,220	30%
Asian Specialty	305,584	25%	305,466	27%	299,215	26%
Meat and Poultry	253,008	21%	215,789	19%	238,276	20%
Produce	128,837	11%	123,202	11%	126,560	11%
Packaging and Other	62,677	5%	71,245	6%	84,489	7%
Commodity	57,529	5%	71,572	6%	67,707	6%
Total	$1,201,667	100%	$1,148,493	100%	$1,170,467	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Accounts receivable	$55,664	$49,643
Less: allowance for expected credit losses	(1,557)	(2,119)
Accounts receivable, net	$54,107	$47,524

Movement of allowance for expected credit losses was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$2,119	$1,442	$1,530
(Credit) provision for expected credit losses	(103)	701	82
Bad debt write-offs	(459)	(24)	(170)
Ending balance	$1,557	$2,119	$1,442

Prepaid expenses and other current assets consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Prepaid expenses	$4,443	$4,591
Advances to suppliers	5,606	3,340
Other current assets	1,458	2,214
Prepaid expenses and other current assets	$11,507	$10,145

Property and equipment, net consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Automobiles(1)	$50,565	$37,256
Buildings	63,045	63,045
Building improvements	22,709	22,014
Furniture and fixtures	398	474
Land	49,929	49,929
Machinery and equipment	13,216	11,532
Construction in progress	10,370	1,391
Subtotal	210,232	185,641
Less: accumulated depreciation	(60,660)	(52,505)
Property and equipment, net	$149,572	$133,136
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $36.1 million and $14.3 million, respectively, at December 31, 2024 and $22.2 million and $10.3 million, respectively, at December 31, 2023, which primarily relates to Automobiles. During the year ended December 31, 2024, the Company entered into finance leases for automobiles which mature in 4 to 7 years and have a weighted average discount rate of 6.3%. The total future minimum lease payments under finance leases as of December 31, 2024 is $35.7 million. As of December 31, 2024, the Company had additional automobile leases that had not yet commenced which total $15.4 million in future minimum lease payments.

Depreciation expense was $10.4 million, $9.6 million and $9.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company impaired machinery and recognized impairment expense of $1.2 million in distribution, selling and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Long-term investments consisted of the following:

(In thousands)	Ownership as of December 31, 2024	December 31, 2024	December 31, 2023
Asahi Food, Inc. (“Asahi”)	49%	$550	$588
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12%	1,800	1,800
Total long-term investments		$2,350	$2,388

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the years ended December 31, 2024, 2023 and 2022 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Accrued compensation	$7,497	$7,941
Accrued professional fees	553	1,353
Accrued interest and fees	938	1,276
Self-insurance liability	1,671	1,723
Advance from customers	3,081	1,390
Other	4,261	3,604
Total accrued expenses and other liabilities	$18,001	$17,287

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$504	$—	$504	$—	$412	$—	$412
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,601	$—	$1,601

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

See Note 9 - Derivative Financial Instruments for additional information regarding the Company’s interest rate swaps.

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 10 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
December 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$104	$113
Variable rate debt:
JPMorgan Chase	$—	$101,040	$—	$101,040
Bank of America	$—	$2,063	$—	$2,063
East West Bank	$—	$5,518	$—	$5,518

December 31, 2023
Fixed rate debt:
Bank of America	$—	$—	$151	$169
Other finance institutions	$—	$—	$43	$45
Variable rate debt:
JPMorgan Chase	$—	$106,079	$—	$106,079
Bank of America	$—	$2,193	$—	$2,193
East West Bank	$—	$5,675	$—	$5,675

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company’s fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

See Note 10 - Debt for additional information regarding the Company’s debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

As further disclosed in Note 8 - Goodwill and Acquired Intangible Assets, we performed a quantitative goodwill impairment analysis as of December 31, 2024. The results of testing as of December 31, 2024 concluded that the estimated fair value of our one reporting unit fell short of carrying value, and therefore impairment existed as of that date. Goodwill impairment charges of $46.3 million were recorded in the consolidated statements of operations during the year ended December 31, 2024. The calculation of the fair value of our reporting unit was determined using Level 3 fair value measurements.

No other adjustments to fair value from the write-down of asset values due to impairment were made during the year ended December 31, 2024.

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

There were no assets other than goodwill that were carried at nonrecurring fair value at December 31, 2024. There were no assets carried at nonrecurring fair value at December 31, 2023.

Note 6 - Leases

The Company leases office space, warehouses and vacant land that is currently being developed under non-cancelable operating leases, with terms typically ranging from one to thirty years, as well as operating and finance leases for vehicles and delivery trucks, forklifts and computer equipment with various expiration dates through 2051. The Company determines whether an arrangement is or includes an embedded lease at contract inception.

Operating and finance lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Operating lease expense is recognized on a straight-line basis over the lease term. The Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment. Variable lease costs were insignificant in the years ended December 31, 2024, 2023 and 2022.

Operating Leases

The components of operating lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease cost	$4,709	$4,342	$4,045
Short-term lease cost	$868	$1,507	$1,037

Weighted average remaining lease term (months)	58	42	47

Weighted average discount rate	5.4%	4.5%	3.8%

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating cash flows from operating leases	$4,623	$4,234	$4,005

Finance Leases

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Finance leases cost:
Amortization of ROU assets	$4,249	$2,639	$2,808
Interest on lease liabilities	1,284	755	787
Total finance leases cost	$5,533	$3,394	$3,595

Supplemental cash flow information related to finance leases was as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating cash flows from finance leases	$1,205	$657	$670

Supplemental balance sheet information related to finance leases was as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Property and equipment, at cost	$36,072	$22,203
Accumulated depreciation	(14,262)	(10,288)
Property and equipment, net	$21,810	$11,915

Weighted average remaining lease term (months)	143	219

Weighted average discount rate	5.9%	5.7%

Maturities of lease liabilities are as follows:

	Operating Leases
(In thousands)	Related Party (1)	Third Party	Total	Finance Leases
Year Ended December 31,
2025	$331	$4,834	$5,165	$5,038
2026	—	4,856	4,856	4,604
2027	—	2,408	2,408	4,146
2028	—	1,666	1,666	3,243
2029	—	694	694	2,020
Thereafter	—	3,148	3,148	16,610
Total lease payments	331	17,606	17,937	35,661
Less: Imputed interest	(6)	(3,629)	(3,635)	(11,935)
Total	$325	$13,977	$14,302	$23,726
_______________
(1) See Note 13 - Related Party Transactions

As of December 31, 2024, the Company had additional leases for vehicles that had not yet commenced which total $15.4 million in future minimum lease payments and were excluded from the table above. These vehicle leases are expected to commence during the year ended December 31, 2025 with lease terms of 4 to 7 years. Also excluded from the table above, the Company entered into a lease on September 30, 2024 for a new Atlanta, Georgia based distribution center which commenced February 1, 2025 and total $15.8 million in future minimum lease payments over 10 years.

Note 7 - Acquisitions

Acquisition of Sealand

On April 29, 2022, the Company completed the acquisition of substantially all of the operating assets of Sealand, including equipment, machinery and vehicles. The acquisition was completed to expand the Company’s territory along the East Coast, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee.

The price for the purchased assets was $20.0 million paid in cash at closing. In addition to the closing cash payment, the Company separately acquired all of the sellers’ saleable product inventory, for approximately $14.4 million and additional fixed assets for approximately $0.5 million.
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

Unaudited Supplemental Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results for the year ended December 31, 2022, as if the Sealand Acquisition had been consummated on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

(In thousands, except share and per share data)	Year Ended December 31,
2022
Pro forma net revenue	$1,202,296
Pro forma net income attributable to HF Foods	$35

Pro forma earnings per common share—basic	$—
Pro forma earnings per common share—diluted	$—

Pro forma weighted average shares—basic	53,757,199
Pro forma weighted average shares—diluted	53,757,199

Note 8 - Goodwill and Acquired Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2022	$85,118
No Goodwill activity	—
Balance at December 31, 2023	$85,118
Goodwill impairment charges	(46,303)
Balance at December 31, 2024	$38,815

Accumulated impairment for goodwill is $384.5 million as of December 31, 2024 and $338.2 million as of December 31, 2023 and 2022. Prior to the goodwill impairment charge in the current year, the accumulated impairment resulted from an impairment during the year ended December 31, 2020.

There is only one reporting unit at December 31, 2024 and 2023. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

The Company performed a quantitative goodwill impairment assessment as of December 31, 2023, as a result of the Company’s results of operations during 2023 compared to previous forecasts, combined with the level of the Company’s stock price. The annual goodwill impairment test in 2023 resulted in an estimated fair value that exceeded carrying value at December 31, 2023, and therefore, the Company concluded no impairment was required to be recorded during the year ended December 31, 2023.

As of September 30, 2024, the Company concluded that a triggering event occurred due to a sustained decline in the Company’s stock price since December 31, 2023, which required interim testing for goodwill impairment in accordance with ASC 350. Accordingly, the Company performed a quantitative assessment as of September 30, 2024. The fair value of the reporting unit exceeded the carrying value, and therefore the Company concluded no impairment was required to be recorded during the period ended September 30, 2024.

As a result of continued declines in the level of stock price, the Company performed a quantitative impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded in the consolidated statements of operations during the year ended December 31, 2024.

For the December 31, 2024, September 30, 2024 and December 31, 2023 impairment tests, the Company used a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which the Company believes approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, the Company considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on the Company’s market capitalization. The Company determined that the implied control premium was reasonable which corroborates the Company’s fair value estimates. The Company categorized the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a prolonged further decline occurs in the market price of the Company’s common stock, it may cause a change in the results of the impairment assessment and, as such, could result in further impairment of goodwill.

Acquired Intangible Assets

In connection with the Sealand acquisition in 2022, the Company acquired $14.7 million of intangible assets, primarily representing trademarks and trade names of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The useful lives of trademarks and trade names are ten years, customer relationships are ten years and non-compete agreements are three years, with a weighted average amortization period of approximately nine years. The associated goodwill is deductible for tax purposes.

In connection with the Great Wall Group acquisition in 2021, HF Foods acquired $30.1 million of intangible assets, primarily representing a non-competition agreement, trademarks and trade names and customer relationships, which have an estimated amortization period of approximately 3 years, 10 years, and 10 years, respectively.

In connection with the acquisition of B&R Global in 2019, HF Foods acquired $188.5 million of intangible assets, primarily representing trademarks and trade names and customer relationships which have an estimated amortization period of 10 and 20 years, respectively.

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	$3,892	$(3,723)	$169	$3,892	$(2,429)	$1,463
Trademarks and trade names	44,207	(19,465)	24,742	44,207	(15,045)	29,162
Customer relationships	185,266	(48,651)	136,615	185,266	(38,085)	147,181
Total	$233,365	$(71,839)	$161,526	$233,365	$(55,559)	$177,806

The Company evaluated possible triggering events that would indicate long-lived asset impairment assessment. The Company impaired its acquired developed technology associated with the former Syncglobal, Inc. joint venture and recognized impairment expense of $0.4 million in distribution, selling and administrative expenses in the consolidated statements of operations during the year ended December 31, 2022. There were no triggering events identified for the remaining acquired intangible assets at December 31, 2022. No impairment was recorded against acquired intangible assets for the years ended December 31, 2024 and 2023.

Amortization expense for acquired intangible assets was $16.3 million, $16.3 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated future amortization expense for intangible assets is presented below:

(In thousands)	Amount
Year ending December 31,
2025	$15,152
2026	14,987
2027	14,987
2028	14,987
2029	14,499
Thereafter	86,914
Total	$161,526

Note 9 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps (“IRS”) for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 10 - Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

On August 20, 2019, HF Foods entered into two IRS contracts with East West Bank (the “EWB IRS”) for initial notional amounts of $1.1 million and $2.6 million, respectively. On April 20, 2023, the Company amended the corresponding mortgage term loans, which pegged the two mortgage term loans to 1-month Term SOFR (Secured Overnight Financing Rate) + 2.29% per annum for the remaining duration of the term loans. The amended EWB IRS contracts fixed the two term loans at 4.23% per annum until maturity in September 2029.

On December 19, 2019, HF Foods entered into an IRS contract with Bank of America (the “BOA IRS”) for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to Term SOFR + 2.5%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.

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

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value changes of these IRS contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2024, the Company determined that the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. As of December 31, 2023, the fair values of the IRS contracts were $0.4 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets.

Note 10 - Debt

Long-term debt at December 31, 2024 and December 31, 2023 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at December 31, 2024	December 31, 2024	December 31, 2023
Bank of America (a)	October 2026 - December 2029	4.34% - 7.22%	$2,176	$2,362
East West Bank (b)	August 2027 - September 2029	6.81% - 8.00%	5,518	5,675
JPMorgan Chase (c)	January 2030	6.53%	101,255	106,337
Other finance institutions (d)	July 2024	N/A	—	45
Total debt, principal amount			108,949	114,419
Less: debt issuance costs			(215)	(258)
Total debt, carrying value			108,734	114,161
Less: current portion			(5,410)	(5,450)
Long-term debt			$103,324	$108,711
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $2.2 million and $3.3 million are due at maturity in 2027 and 2029, respectively.

(c)Real estate term loan with a principal balance of $101.3 million as of December 31, 2024 and $106.3 million as of December 31, 2023 is secured by assets held by the Company and has a maturity date of January 2030.
(d)Secured by vehicles.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of December 31, 2024, the Company was in compliance with its covenants.

On March 31, 2022, the Company amended the JPM Credit Agreement, defined below, extending the Real Estate Term Loan for five years. The amendment provided for an increase in the Real Estate Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.1% plus 1.875% per annum.

The future maturities of long-term debt as of December 31, 2024 are as follows:

(In thousands)	Amount
Year ending December 31,
2025	$5,410
2026	5,385
2027	7,194
2028	5,229
2029	9,585
Thereafter	75,931
Total	$108,734

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

On March 31, 2022, the Company entered into the Third Amended Credit Agreement extending the Revolving Facility for five years, with a maturity date of March 31, 2027. The Third Amended Credit Agreement provides for a $100.0 million asset-secured revolving credit facility with a one-month SOFR plus a credit adjustment of 0.1% plus 1.375% per annum. On February 6, 2024, the Company amended the Third Amended Credit Agreement to (i) remove a cap on permitted indebtedness in respect of capital lease obligations, subject to certain enumerated conditions; (ii) create a reserve on the borrowing base, which will be reduced on a dollar-for-dollar basis once the Company has made expenditures in excess of such amount relating to the development and construction of certain real property, and which amounts shall be excluded from certain financial covenants under the Third Amended Credit Agreement and; (iii) remove certain sublease income from various financial covenants. On July 15, 2024, the Company again amended the Third Amended Credit Agreement to (i) increase the issuing bank sublimit to $10.0 million and; (ii) modify the due date for a borrowing base certificate based on availability under the revolving credit facility. As of December 31, 2024, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of December 31, 2024 was $57.5 million and outstanding letters of credit amounted to $6.4 million leaving access to approximately $36.1 million in additional funds through our $100.0 million line of credit, subject to a borrowing base calculation.

On February 12, 2025, the Company amended certain terms and conditions of the Third Amended Credit Agreement, by, among other things, (i) increasing the Revolving Commitment (as defined in the Credit Agreement) from $100.0 million to $125.0 million, (ii) joining three new subsidiaries of the Company to the Credit Agreement, each as a “Borrower” thereunder, (iii) joining Wells Fargo Bank, N.A. to the credit agreement as a “Lender” thereunder, (iv) amending certain affirmative covenants commensurate with the increase in the Revolving Facility, and (v) amending certain restrictions regarding incurring obligations under real property leases and equipment financings in the ordinary course of business.

Note 11 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,482,062, 862,182 and 348,610, potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the years ended December 31, 2024, 2023 and 2022, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
($ in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net (loss) income attributable to HF Foods Group Inc.	$(48,511)	$(2,174)	$460
Denominator:
Weighted-average common shares outstanding	52,552,490	53,878,237	53,757,162
Effect of dilutive securities	—	—	106,286
Weighted-average dilutive shares outstanding	52,552,490	53,878,237	53,863,448
(Loss) earnings per common share:
Basic	$(0.92)	$(0.04)	$0.01
Diluted	$(0.92)	$(0.04)	$0.01

Note 12 - Income Taxes

The provision (benefit) for income taxes of the Company for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$1,346	$4,237	$3,620
State	255	1,219	1,161
Current income taxes	1,601	5,456	4,781
Deferred income benefit:
Federal	(756)	(4,550)	(4,321)
State	1,120	(865)	(691)
Deferred income taxes (benefit):	364	(5,415)	(5,012)
Total income tax expense (benefit)	$1,965	$41	$(231)

The Company’s effective income tax rates for the years ended December 31, 2024, 2023 and 2022 were (4.3)%, (1.6)% and (5,148.7)%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates.

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

Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate (21%)	21.0%	21.0%	21.0%
State statutory tax rate	(1.1)%	(13.9)%	3,963.2%
U.S permanent differences	(0.3)%	(8.7)%	207.1%
Noncontrolling interests	0.2%	5.5%	3,164.6%
Officers’ compensation	(0.4)%	(12.5)%	—%
Rate change	(1.2)%	—%	(2,566.3)%
Return to provision	—%	21.6%	—%
Change in valuation allowance	1.6%	(35.9)%	—%
Tax credits	0.3%	6.7%	—%
Uncertain tax positions	0.3%	14.9%	(10,573.0)%
Stock compensation	(0.2)%	(6.6)%	—%
Payable adjustments	—%	6.0%	—%
Dissolution of HFFI	(1.6)%	—%	—%
SEC Settlement	(1.8)%	—%	—%
Goodwill impairment charges	(21.1)%	—%	—%
Other	—%	0.3%	634.7%
Effective tax rate	(4.3)%	(1.6)%	(5,148.7)%

Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for expected credit losses	$343	$523
Inventories	967	1,216
Equity compensation	465	552
Compensation related accruals	948	984
Guarantee liability	—	1,326
Fair value change in interest rate swap contracts	—	233
Leases	4,956	5,325
Accrued expenses	792	902
Interest expense limitation	2,297	415
Equity investments	163	80
Net operating loss carryovers	—	706
Other	283	49
Total deferred tax assets	11,214	12,311
Deferred tax liabilities:
Property and equipment	(6,751)	(4,588)
Intangible assets	(30,609)	(32,959)
Right of use assets	(2,646)	(3,069)
Fair value change in interest rate swap contracts	(170)	—
Other	(430)	—
Total deferred tax liabilities	(40,606)	(40,616)
Less: Valuation allowance	—	(723)
Net deferred tax liabilities	$(29,392)	$(29,028)

As of December 31, 2024 and 2023, the Company had no federal net operating loss (“NOL”) carryovers and $3.0 million, respectively. As of December 31, 2024 and 2023, the Company had no state NOL carryovers and $2.2 million, respectively. The Company previously recorded a full valuation allowance against the NOL carryovers related to the Company’s subsidiary, HFFI. In 2024, the Company dissolved its subsidiary, HFFI, and as such, the NOL balances and valuation allowance associated with this entity were written off during the year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2024, management concluded that it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of December 31, 2023, management established a valuation allowance of $0.7 million against certain deferred taxes attributable to the assets of the Company’s subsidiary, HFFI. In 2024, the Company dissolved its subsidiary, HFFI. As such, the deferred tax balances and corresponding valuation allowance associated with this entity were written off during the year.

The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.

Unrecognized Tax Benefits

	Year Ended December 31,
(In thousands)	2024	2023	2022
Total unrecognized tax benefits on January 1,	$106	$350	$752
Decrease related to positions taken on items from prior years	(106)	(244)	(402)
Increase related to positions taken in the current year	—	—	—
Total unrecognized tax benefits on December 31,	$—	$106	$350

The Company has no unrecognized tax benefits as of December 31, 2024. Due to the statute of limitations expiring, the unrecognized tax liability for the tax year ended December 31, 2020, was reversed, which was recorded as an income tax benefit on the consolidated statements of operations and comprehensive income (loss), in the amount of $0.1 million as of December 31, 2024.

As of December 31, 2024 and 2023, the Company had no accrued penalties and $17,000, respectively, and no accrued interest and $10,000, respectively. During the year ended December 31, 2024, the Company reversed accrued penalties and accrued interest of $17,000 and $10,000, respectively. The Company recognized the reversal of accrued interest and penalties related to unrecognized tax benefits as income tax benefit.

The Company is subject to taxation in the United States and various states. As of December 31, 2024, tax years for 2021 through 2023 are subject to examination by the tax authorities.

Note 13 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company’s officers and/or shareholders who owned no less than 10% shareholdings of the Company.

Mr. Xiao Mou Zhang (“Mr. Zhang”), the former Chief Executive Officer through October 24, 2024 and current Director on the board of directors of the Company, and certain of his immediate family members have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

Effective October 24, 2024, Mr. Zhang departed from his role as Chief Executive Officer of the Company. In connection with Mr. Zhang’s departure, the Company entered into a Severance Agreement and General Release (the “Severance Agreement”) with Mr. Zhang on November 21, 2024. Pursuant to the Severance Agreement, which includes a general release of claims by Mr. Zhang against the Company, Mr. Zhang will be entitled to receive standard severance benefits provided to a Chief Executive Officer under the Company’s Amended and Restated Severance Plan, which consists of payment of base salary multiplied by two, totaling $1.35 million, and payment of COBRA premiums, for up to 12 months. The severance expenses were recorded in distribution, selling, and administrative expense in the consolidated statement of operations and both accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheet.

The Company believes that Mr. Zhou Min Ni (“Mr. Ni”), the Company’s former Co-Chief Executive Officer, together with various trusts for the benefit of Mr. Ni’s four children, are collectively beneficial owners of more than 10% of the outstanding shares of the Company’s common stock, and he and certain of his immediate family members have ownership interests in related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

The related party transactions as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, 2023 and 2022, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the years ended December 31, 2024, 2023 and 2022, respectively:

			Year Ended December 31,
	(In thousands)	Nature	2024	2023	2022
(a)	Asahi Food, Inc.	Trade	$97	$71	120
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	5,055	8,581	10,514
(c)	Eastern Fresh NJ, LLC	Trade	—	—	1,093
(c)	Enson Seafood GA, Inc. (formerly “GA-GW Seafood, Inc.”)	Trade	N/A	37	52
(d)	First Choice Seafood, Inc.	Trade	—	—	134
(d)	Fujian RongFeng Plastic Co., Ltd	Trade	—	—	372
(e)	North Carolina Good Taste Noodle, Inc.	Trade	N/A	N/A	7,227
(c)	Ocean Pacific Seafood Group, Inc.	Trade	257	381	589
(c)	Rainfield Ranches, LP	Trade	186	134	147
	Others	Trade	—	—	13
	Total		$5,595	$9,204	$20,261
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity. Enson Seafood GA, Inc. is no longer considered a related party as of January 1, 2024 since Mr. Zhou Min Ni disposed his equity interest in this entity.
(d)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(e)No longer considered a related party as of January 1, 2023 since it has been three years since Mr. Jian Ming Ni, a former executive, resigned from the Company. As a result, amounts have not been disclosed for the years ended December 31, 2024 and 2023, respectively..

Sales

Below is a summary of sales to related parties recorded for the years ended December 31, 2024, 2023 and 2022, respectively:

		Year Ended December 31,
	(In thousands)	2024	2023	2022
(a)	ABC Food Trading, LLC	$1,916	$2,078	$3,949
(b)	Asahi Food, Inc.	565	791	639
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	1,016	928	1,285
(c)	Eagle Food Service, LLC	—	1,942	879
(d)	First Choice Seafood, Inc.	29	31	35
(d)	Fortune One Foods, Inc.	215	42	115
(e)	N&F Logistics, Inc.	—	6	40
(f)	Union Food LLC	—	27	—
	Total	$3,741	$5,845	$6,942
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. The lease term was extended by an addendum dated September 1, 2023 which extended the lease through September 1, 2025. Rental income was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other expense (income), net in the consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of December 31, 2024 and December 31, 2023, respectively:

	(In thousands)	December 31, 2024	December 31, 2023
(a)	ABC Food Trading, LLC	$155	$94
(b)	Asahi Food, Inc.	84	69
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	—	84
(c)	Enson Seafood GA, Inc. (formerly known as GA-GW Seafood, Inc.)	N/A	59
(d)	Union Food LLC	—	2
	Total	$239	$308
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)No longer considered a related party as of January 1, 2024 since Mr. Zhou Min Ni disposed his equity interest in this entity.
(d)Tina Ni, one of Mr. Zhou Min Ni’s family members, owns an equity interest in this entity.

The Company has reserved for 100% of the accounts receivable due from Enson Seafood GA, Inc. as of December 31, 2023. During the year ended December 31, 2024 it was determined that Enson Seafood GA, Inc. is no longer a related party due to Mr. Ni having sold all of his equity interest to a third party. All other accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of December 31, 2024 and December 31, 2023.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at December 31, 2024 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date of October 31, 2025. Interest income was $308 for the year ended December 31, 2024, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2024 and December 31, 2023, respectively:

	(In thousands)	December 31, 2024	December 31, 2023
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$35	$379
	Others	17	18
	Total	$52	$397
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 14 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserved up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. The 2018 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property.

As of December 31, 2024, the Company had 619,932 time-based vesting restricted stock units (“RSUs”) unvested, 579,075 performance-based restricted stock units (“PSUs”) unvested, and 1,169,943 shares of common stock vested leaving 4,631,050 shares remaining available for future awards under the 2018 Incentive Plan.

RSUs granted to employees vest over time based on continued service (vesting over a period between one to three years in equal installments). PSUs granted to employees vest based on (i) the attainment of certain financial metrics, as defined by the Company’s compensation committee (“Financial PSUs”) and (ii) for the 2021 grants, total shareholder return of the Company’s common stock (“TSR PSUs”). Both types of PSUs vest over three years in equal installments based on the performance metrics established for each year and also require continued service for vesting.

A summary of RSU and PSU activity for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2024	810,944	$4.43
Granted	665,427	3.52
Forfeited	(445,286)	3.87
Vested	(411,153)	4.67
Unvested RSUs at December 31, 2024	619,932	3.70

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2024	665,932	$4.23
Granted	626,591	3.55
Forfeited	(485,880)	3.98
Vested	(227,568)	4.23
Unvested PSUs at December 31, 2024	579,075	3.71

The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $3.52, $3.86 and $5.04, respectively. The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2024, 2023 and 2022 was $3.55, $3.86 and $4.76, respectively. The total fair value of equity based awards that vested during the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.5 million and $0.8 million, respectively.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the grant date. The fair value of TSR PSUs are determined using a Monte Carlo simulation model. No TSR PSUs were granted during the years ended December 31, 2024, 2023 and 2022.

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

Stock-based compensation expense is included in distribution, selling and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The components of stock-based compensation expense for the years ended December 31, 2024 and 2023 and 2022 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Stock-based compensation (RSUs) expense	$1,382	$2,118	$897
Stock-based compensation (PSUs) expense	706	1,234	360
Total stock-based compensation expense	$2,088	$3,352	$1,257

Tax benefit of stock-based compensation expense	$742	$931	$366

As of December 31, 2024, there was $3.1 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.96 years. Of the total unrecognized compensation cost, $1.6 million is related to RSUs with time-based vesting provisions and $1.5 million is related to PSUs with performance-based vesting provisions.

Note 15 - Employee Benefit Plan

The Company sponsors a defined contribution plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, after one month of service, eligible employees may elect to defer up to 100% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. The Company matches 100% of an eligible employee’s contributions, dollar for dollar, up to 3% of eligible pay, plus 50% of each additional dollar greater than 3% and no more than 5% of eligible pay. 401(k) Plan participants are immediately 100% vested in the Company’s non-discretionary contributions to the plan. For the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $1.2 million, $0.8 million and $0.4 million, respectively, in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Note 16 - Segment Information

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company operates solely in the United States and derives revenues by providing sales of food and non-food to customers. The segment’s customer base consists primarily of Asian restaurants located throughout the United States. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. The Company’s measure of segment assets is total assets, as reported on the consolidated balance sheets. Accounting policies for the company’s single operating segment are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net Revenue	$1,201,667	$1,148,493	$1,170,467
Less:
Cost of Revenue	996,473	944,462	964,955

Payroll and related labor costs	98,991	94,680	87,394
Professional fees	11,066	13,878	26,776
Depreciation	10,397	9,633	9,192
Amortization	16,280	16,285	15,744
Other segment expenses (a)	61,292	60,586	55,847
Distribution, selling and administrative expenses	198,026	195,062	194,953
Goodwill impairment charges	46,303	—	—
Interest expense	11,425	11,478	7,457
Other expense (income), net	2,818	(1,091)	(1,829)
Change in fair value of interest rate swap contracts	(1,693)	1,580	(817)
Lease guarantee (income) expense	(5,548)	(377)	5,744
Income tax expense (benefit)	1,965	41	(231)
Less: net income (loss) attributable to noncontrolling interests	409	(488)	(225)
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(48,511)	$(2,174)	$460
_______________
(a)Other segment expenses include distribution, selling and administrative expenses which are not provided to the chief operating decision maker on a regular basis. These expenses include primarily auto & truck expense, insurance, occupancy expense and utilities.

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

On June 6, 2024, the SEC announced that it had accepted an Offer of Settlement submitted by the Company in order to resolve the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to violations of Sections 17(a) of the Securities Act, and of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), and 14a-9 thereunder, resulting from the materially false and misleading disclosures and other fraudulent conduct implemented by its former Chairman and CEO Zhou Min Ni and former CFO Jian Ming “Jonathan” Ni. During the quarter ended June 30, 2024 the

Company agreed to and paid a civil monetary penalty of $3.9 million, which was recorded in other expense (income), net in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The Company also created a Special Litigation Committee which determined to pursue claims against certain former officers and directors. As a result, pursuant to the previously disclosed settlement agreement (as amended on November 1, 2023, the “Settlement Agreement”) between the Company and certain parties to the verified stockholder derivative complaint filed by James Bishop in the Court of Chancery of the State of Delaware, on October 16, 2023, the Company received $1.5 million on behalf of Zhou Min Ni and Chan Sin Wong, a former President and Chief Operating Officer of the Company (together, the “Ni Defendants”). Subsequently, on December 1, 2023, the Company received 1,997,423 shares (valued at $7.75 million) of the Company’s common stock, based on the closing price of $3.88 on October 13, 2023, plus a cash payment of approximately $0.1 million of accrued interest through the date of payment, in satisfaction of the Ni Defendants’ payment obligations totaling $9.25 million under the Settlement Agreement. Additionally, the Company received a related D&O insurance payout settlement in the amount of $1.7 million, of which we paid $0.9 million, resulting in total net settlements in 2023 of approximately $10.0 million. The receipt of the settlement proceeds were recorded in 2023 in distribution, selling, and administrative expense in the consolidated statement of operations (as a recovery of previously recorded expenses related to the litigation) and cash and treasury stock in the consolidated balance sheet. Pursuant to the terms of the Settlement Agreement, Mr. Ni, Ms. Wong and Jonathan Ni, the former Chief Financial Officer of the Company, agreed to give up any rights to indemnification or the advancement of fees in connection with the SEC investigation and any actions the SEC might take against them relating to the SEC investigation.

AnHeart Lease Guarantee

The Company provided a guarantee for two separate leases for two properties located in Manhattan, New York, at 273 Fifth Avenue and 275 Fifth Avenue, for 30 years and 15 years, respectively. The Company previously determined that AnHeart was a VIE as a result of the guarantees. However, the Company concluded it was not the primary beneficiary of AnHeart and therefore did not consolidate, because it did not have the power to direct the activities of AnHeart that most significantly impact AnHeart’s economic performance.

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the 273 Lease Agreement. The Company agreed to observe all the covenants and conditions of the 273 Lease Agreement, as amended, including the payment of all rents due. Under the terms of the 273 Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company has incurred $5.4 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s consolidated balance sheet as of December 31, 2024. The Company expects to complete construction in June 2025.

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. As a result, during the year ended December 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay that litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. AnHeart subsequently defaulted on these obligations. On October 25, 2023, the Company commenced a new legal action by filing a complaint in New York County Supreme Court to pursue legal remedies against AnHeart and Minsheng (the “2023 Action”). As of the filing of the new summons and complaint, AnHeart and Minsheng are indebted to the Company in the amount of $474,000. AnHeart and the Company have since reached a settlement agreement (the “Settlement Agreement”) for AnHeart to pay the Company $40,000 a month in rent through December 2024, $46,750 a month in rent from January 2025 through December 2025, and commence regular monthly rental payments in accordance with the lease for 275 Fifth Avenue. The Settlement Agreement also provides that AnHeart will pay twenty-four monthly installments of $11,250 from January 2025 through December 2026 as payment for all back rent due. Effective April 30, 2024, the Company through its subsidiary assumed the lease of a building located on the premises of 275 Fifth Avenue. The assumption of the lease had no impact on the Company’s obligations as guarantor. The lease covers certain portions of the ground floor, lower level, and second floor of the building. The lease term ends on April 30, 2034 and is renewable at the option of the Company for up to two additional five-year terms. The Company shall pay rent of approximately $45,000 per month with provisions for yearly increases. With the assumption of the lease for 275 Fifth Avenue, the Company no longer recognized AnHeart as a VIE. In addition, the remaining lease guarantee liability of $5.4 million was reversed and an operating lease right-of-use asset and liability of $4.9 million was recorded to the consolidated balance sheet. As a result of the reversal, a gain of $5.4 million was recorded to other expense (income), net on the consolidated statements of operations and comprehensive income (loss) in 2024.

Other Commitments

On September 30, 2024, the Company entered into the lease of a new distribution center located in Georgia. The lease term commenced February 1, 2025 for a period of 10 years and five months and is renewable at the option of the Company for up to three additional five-year terms. The company shall pay rent of approximately $120,000 per month with provisions for yearly increases.

As of December 31, 2024, the Company had additional automobile leases that had not yet commenced which total $15.4 million in future minimum lease payments.

Note 18 - Subsequent Events

Appointment of Xi (Felix) Lin as Chief Executive Officer

Effective January 1, 2025, Xi (Felix) Lin was appointed to serve as Chief Executive Officer by the Board of Directors. Mr. Lin continues to also serve as the Company’s President. On January 3, 2025, according to the employment agreement entered into on December 16, 2024, Mr. Lin received a market-based performance stock unit award of 310,559 shares of Class A Common Stock contingent upon satisfaction of the applicable vesting conditions. The PSUs are scheduled to vest on the third anniversary of the grant date, if for at least a period of thirty consecutive trading days at any time prior to the vesting date, the closing per share price of the Issuer’s Class A Common Stock averages at least $7.00 over such thirty-day period.

Credit Facility Amended

On February 12, 2025, the Company amended certain terms and conditions of the JPM Credit Agreement. See Note 10 - Debt for additional information regarding the terms of the amendment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024.

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

As of December 31, 2024, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.

As previously reported, we identified the following material weaknesses, which continue to exist as of December 31, 2024.

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

Remediation Activities

In response to these material weaknesses, with oversight from the Audit Committee of the Board of Directors, we have continued to implement measures to improve our internal control structure. Specifically, we have:

•Internal Controls and Leadership
◦Accounting, Internal Audit & IT teams
▪Hired a new CFO in May 2024 with public company experience to execute the finance and accounting transformation planned approach.
▪Hired new Head of Internal Audit in September 2024 and engaged ITGC and business process control experts to assist the company in remediation efforts.
▪Hired a new VP, Corporate Controller in February 2025 with extensive experience in internal controls over financial reporting at publicly traded companies and material weakness remediation efforts.
▪Promoted a VP, Operations who brings 20+ years of industry and operational control standardization experience to lead transformation initiatives.
◦Oversight & Governance
▪Established a cross functional Remediation Steering Committee, chaired by the new CFO, to set strategic direction.
▪Developed a detailed, integrated remediation approach, ensuring senior leadership across all functions (i.e. Accounting, IT, Finance, Operations, HR and Internal Audit) is actively involved.

•Technology and Data
◦System Implementation & Automation
▪Implemented a new inventory and distribution system in several of our distribution centers to improve operational and financial processes, working towards greater accuracy and completeness of financial data. The remaining distribution centers will implement the new system in FY25.
▪Legacy applications are set to be retired across all distribution centers in FY25, marking another milestone in our multi-year technology upgrade program.
◦Standardizing Processes & Compliance Programs
▪Continued progress on designing and implementing uniform processes across all distribution centers.
▪Implemented new training programs related to safety, security and compliance through Learning Management System (LMS) application that provides greater visibility into tracking compliance.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other than the actions taken to continue our material weaknesses remediation efforts, described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited HF Foods Group Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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
•Financial Reporting – The Company did not properly design or maintain effective controls over the financial reporting process to enable reporting of complete and accurate financial information. The Company did not design and implement certain review controls with a sufficient precision to prevent or detect a material misstatement, did not consistently perform sufficient review of journal entries, or consistently retain adequate supporting documentation for financial statement balances and the related footnote disclosure. Additionally, the Company did not design and maintain effective controls over certain non-routine transactions or significant management estimates, including the review of underlying data and assumption for completeness and accuracy.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 on those consolidated financial statements.
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

/s/ BDO USA, P.C.
Troy, Michigan
March 17, 2025
ITEM 9B.    OTHER INFORMATION.

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

Information required by this Item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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
		DEF14A	A	7/18/2018
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.4	Preferred Stock Rights Agreement, dated as of April 11, 2023, by and between HF Foods Group Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	4/12/2023
4.5	Amendment to Preferred Stock Rights Agreement, dated as of April 11, 2024, by and between HF Foods Group Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as rights agent	8-A	4.2	4/12/2024
4.6	Form of Indenture	S-3	4.5	9/4/2024
4.7*	Description of Registrant’s Securities
10.1†	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	B	7/18/2018
10.2	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Foods	8-K	10.9	8/27/2018
10.3	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank	10-K	10.12	4/1/2019
10.4	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.13	4/1/2019
10.5	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.14	4/1/2019
10.6	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank	10-K	10.15	4/1/2019
10.7	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank	10-K	10.16	4/1/2019
10.8	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A.	10-K	10.17	4/1/2019
10.9	Warehouse Lease Agreement dated as January 7, 2019 between Yoan Chang Trading and Kirnland Food Service	10-K	10.18	4/1/2019
10.11	Membership Interest Purchase Agreement among B&R Global Holdings, Inc., B&R Group Realty Holding, LLC, and subsidiaries of B&R Group Realty Holding, LLC, dated January 17, 2020	10-Q	2.1	5/18/2020
10.12	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020	10-Q	10.1	5/18/2020
10.13	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, LLC	10-K	10.25	3/16/2021
10.14	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC	10-K	10.26	3/16/2021
10.15	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC	10-K	10.27	3/16/2021
10.16	Lease Agreement between Yoan Chang Trading, Inc. and Kirnland Food Distribution, Inc., dated as of January 1, 2021	10-K	10.29	3/16/2021
10.17	Stock Purchase Agreement, dated May 28, 2021, by and among Ki Tai Yeung, HF Group Holding Corp., and Kirnland Food Distribution, Inc.	8-K	10.1	6/1/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.18†	HF Foods Group Inc. Amended and Restated Severance Plan	8-K	10.1	1/5/2023
10.19†	Employment Agreement between Christine Chang and HF Foods Group Inc., dated as of July 29, 2021	8-K	10.2	8/4/2021
10.20	Continuing Guaranty, dated August 2, 2021, executed by HF Foods Group Inc. in favor of JPMorgan Chase Bank, N.A.	8-K	10.1	9/9/2021
10.21	Consent, Waiver, Joinder and Amendment No. 3 to Second Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, including Great Wall Seafood IL, L.L.C., and Great Wall Seafood TX, L.L.C., as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated December 30, 2021	8-K	10.1	1/4/2022
10.22	Asset Purchase Agreement by and among Great Wall Seafood Supply, Inc., Great Wall Restaurant Supplier, Inc., First Mart Inc., Great Wall Seafood IL, L.L.C., Great Wall Seafood TX, L.L.C., Bo Chuan Wong and Qiu Xian Li, dated December 30, 2021	8-K	10.2	1/4/2022
10.23†	Form of Restricted Stock Agreement	S-8	4.7	6/15/2021
10.24	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
10.25†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.26	Asset Purchase Agreement, dated as of April 19, 2022, by and among Sealand Food, Inc., Connie Wang, Jenny Wang and Great Wall Seafood VA, L.L.C. and, solely for purposes of Section 2.1(d) thereof, HF Foods Group, Inc.	8-K	10.1	4/25/2022
10.27	Consent Under Third Amended and Restated Credit Agreement, dated October 26, 2022	8-K	10.1	10/31/2022
10.28	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2024	8-K	10.1	2/9/2024
10.29†	Offer Letter, dated April 22, 2024, by and among HF Foods Group Inc. and Cindy Yao.	8-K	10.1	4/25/2024
10.30	Lease dated July 2, 2018, between Anheart Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.1	5/6/2024
10.31	Amendment to Lease, dated as of January 21, 2021, between Anheart, Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.2	5/6/2024
10.32	Assignment and Assumption of Lease Agreement, dated as of August 16, 2022 and effective as of April 30, 2024, between Anheart, Inc. and 273 Fifth Avenue, L.L.C.	8-K	10.3	5/6/2024
10.33†	Form of Restricted Stock Unit Award Agreement	S-8	4.2	6/5/2024
10.34†	Form of Performance Awards Agreement	S-8	4.3	6/5/2024
10.35†	First Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	S-8	4.4	6/5/2024
10.36†	Second Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	Annex	4/24/2024
10.37†	Separation Agreement, effective May 31, 2024, between HF Foods Group Inc. and Carlos Rodriguez.	8-K	10.1	6/5/2024
10.38†	Form of Director Letter Agreement	8-K	10.1	6/28/2024
10.39	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 15, 2024	10-Q	10.1	11/12/2024
10.40*	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of September 18, 2024

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.41	Lease Agreement between CH Realty IX-NDG Atlanta Freeman Intermodal, L.P., as Landlord, and HF Foods Group, Inc., as Tenant, dated as of September 30, 2024	10-Q	10.2	11/12/2024
10.42	Cooperation Agreement, dated as of November 18, 2024, by and among the Stockholder Related Parties and HF Foods Group, Inc.	8-K	10.1	11/22/2024
10.43†	Employment Agreement between HF Foods Group Inc. and Xi Lin, dated as of December 16, 2024 and effective as of January 1, 2025	8-K	10.1	12/19/2024
10.44	Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of February 12, 2025	8-K	10.1	2/18/2025
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	97.1	3/26/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: March 17, 2025	By:	/s/ Felix Lin
Felix Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Cindy Yao
Cindy Yao
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiao Mou Zhang	Director	March 17, 2025
Xiao Mou Zhang

/s/ Lisa Lim	Director	March 17, 2025
Lisa Lim

/s/ Maria Ross	Director	March 17, 2025
Maria Ross

/s/ Yujie Wang	Director	March 17, 2025
Dr. Yujie Wang

/s/ Charlotte Westfall	Director	March 17, 2025
Charlotte Westfall