Form 10-Q
period 2025-03-31
HF Foods Group Inc.
filed 2025-05-12
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025, the registrant had 53,014,705 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$16,099	$14,467
Accounts receivable, net of allowances of $2,174 and $1,557	57,802	54,107
Accounts receivable - related parties	335	239
Inventories	106,048	97,783
Prepaid expenses and other current assets	7,842	11,507
TOTAL CURRENT ASSETS	188,126	178,103
Property and equipment, net	160,412	149,572
Operating lease right-of-use assets	29,266	13,944
Long-term investments	2,327	2,350
Customer relationships, net	133,973	136,615
Trademarks, trade names and other intangibles, net	23,683	24,911
Goodwill	38,815	38,815
Other long-term assets	5,248	5,681
TOTAL ASSETS	$581,850	$549,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$4,991	$5,687
Line of credit	58,594	57,483
Accounts payable	62,245	50,592
Accounts payable - related parties	389	52
Current portion of long-term debt, net	5,410	5,410
Current portion of obligations under finance leases	5,808	3,797
Current portion of obligations under operating leases	4,294	4,177
Accrued expenses and other liabilities	15,883	18,001
TOTAL CURRENT LIABILITIES	157,614	145,199
Long-term debt, net of current portion	101,967	103,324
Obligations under finance leases, non-current	26,605	19,929
Obligations under operating leases, non-current	25,637	10,125
Deferred tax liabilities	28,308	29,392
Other long-term liabilities	1,581	728
TOTAL LIABILITIES	341,712	308,697
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 54,735,073 and 54,735,073 shares issued and 52,737,650 and 52,737,650 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of March 31, 2025 and December 31, 2024	(7,750)	(7,750)
Additional paid-in capital	604,609	604,235
Accumulated deficit	(358,844)	(357,199)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	238,020	239,291
Noncontrolling interests	2,118	2,003
TOTAL SHAREHOLDERS’ EQUITY	240,138	241,294
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$581,850	$549,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue - third parties	$297,473	$294,836
Net revenue - related parties	955	818
TOTAL NET REVENUE	298,428	295,654

Cost of revenue - third parties	246,591	244,484
Cost of revenue - related parties	878	759
TOTAL COST OF REVENUE	247,469	245,243

GROSS PROFIT	50,959	50,411

Distribution, selling and administrative expenses	49,805	50,496
INCOME (LOSS) FROM OPERATIONS	1,154	(85)

Interest expense	2,609	2,834
Other income, net	(177)	(94)
Change in fair value of interest rate swap contracts	1,184	(1,970)
Lease guarantee income	—	(115)
LOSS BEFORE INCOME TAXES	(2,462)	(740)

Income tax benefit	(932)	(181)
NET LOSS AND COMPREHENSIVE LOSS	(1,530)	(559)

Less: net income attributable to noncontrolling interests	115	135
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(1,645)	$(694)

LOSS PER COMMON SHARE - BASIC	$(0.03)	$(0.01)
LOSS PER COMMON SHARE - DILUTED	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES - BASIC	52,737,650	52,155,968
WEIGHTED AVERAGE SHARES - DILUTED	52,737,650	52,155,968
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,530)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,758	6,676
Provision (credit) for expected credit losses	619	(40)
Deferred tax benefit	(1,084)	(471)
Change in fair value of interest rate swap contracts	1,184	(1,970)
Stock-based compensation	374	738
Non-cash lease expense	1,220	935
Lease guarantee income	—	(115)
Other non-cash (income) expense	(129)	39
Changes in operating assets and liabilities:
Accounts receivable	(4,314)	(2,141)
Accounts receivable - related parties	(96)	13
Inventories	(8,265)	(2,290)
Prepaid expenses and other current assets	3,665	782
Other long-term assets	283	368
Checks issued not presented for payment	(696)	4,169
Accounts payable	11,653	6,074
Accounts payable - related parties	337	(254)
Operating lease liabilities	(913)	(897)
Accrued expenses and other liabilities	(2,118)	167
Net cash provided by operating activities	6,948	11,224
Cash flows from investing activities:
Purchase of property and equipment	(3,574)	(2,585)
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(3,564)	(2,585)
Cash flows from financing activities:
Proceeds from line of credit	315,008	345,697
Repayment of line of credit	(313,714)	(349,082)
Repayment of long-term debt	(1,366)	(1,414)
Payment of debt financing costs	(213)	—
Repayment of obligations under finance leases	(1,467)	(857)
Net cash used in financing activities	(1,752)	(5,656)
Net increase in cash	1,632	2,983
Cash at beginning of the period	14,467	15,232
Cash at end of the period	$16,099	$18,215

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$16,542	$36
Property acquired in exchange for finance leases	10,154	4,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162

Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net (loss) income	—	—	—	—	—	(1,645)	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$238,020	$2,118	$240,138
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

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025 (our “2024 Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2024 Annual Report.

All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

Reclassifications

During 2024, the Company reclassified the presentation of checks issued not presented for payment from cash flows from financing activities to cash flows from operating activities in the condensed consolidated statement of cash flows. Prior periods amounts were reclassified to conform to the current period presentation. The reclassification did not impact condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive loss.

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

For the quarter ended March 31, 2025, the Company had no VIEs. The Company had one VIE, AnHeart, Inc. (“AnHeart”), for which the Company was not the primary beneficiary and therefore did not consolidate. Effective April 30, 2024, the Company assumed the lease for which AnHeart was a lessee and the Company was a guarantor, and as such, it no longer recognizes AnHeart as a VIE. See Note 14 - Commitments and Contingencies for additional information on AnHeart.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at March 31, 2025	March 31, 2025	December 31, 2024
Min Food, Inc.	39.75%	$1,677	$1,561
Monterey Food Service, LLC	35.00%	441	442
Total		$2,118	$2,003

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, inventory reserves, impairment of long-lived assets, and impairment of goodwill.

Recently Issued Accounting Pronouncements not yet Adopted

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. See Note 13 - Segment Information in the accompanying notes to the condensed consolidated financial statements for further detail.

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended March 31,
($ in thousands)	2025		2024
Seafood	$105,575	35%	$94,395	32%
Asian Specialty	60,980	21%	80,209	27%
Meat and Poultry	66,025	22%	57,750	19%
Produce	27,911	9%	32,083	11%
Packaging and Other	14,121	5%	16,374	6%
Commodity	23,816	8%	14,843	5%
Total	$298,428	100%	$295,654	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$59,976	$55,664
Less: allowance for expected credit losses	(2,174)	(1,557)
Accounts receivable, net	$57,802	$54,107

Movement of allowance for expected credit losses was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$1,557	$2,119
Provision (credit) for expected credit losses	619	(40)
Bad debt write-offs	(2)	(2)
Ending balance	$2,174	$2,077

Prepaid expenses and other current assets consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$3,353	$4,443
Advances to suppliers	3,356	5,606
Other current assets	1,133	1,458
Prepaid expenses and other current assets	$7,842	$11,507

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Automobiles (1)	$60,968	$50,565
Buildings	63,045	63,045
Building improvements (1)	23,135	22,709
Furniture and fixtures	422	398
Land	49,929	49,929
Machinery and equipment (1)	13,721	13,216
Construction in progress	12,531	10,370
Subtotal	223,751	210,232
Less: accumulated depreciation	(63,339)	(60,660)
Property and equipment, net	$160,412	$149,572
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $46.1 million and $15.6 million, respectively, at March 31, 2025 and $36.1 million and $14.3 million, respectively, at December 31, 2024. The total future minimum lease payments under all finance leases as of March 31, 2025 is $47.9 million.

Depreciation expense was $2.9 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of March 31, 2025	March 31, 2025	December 31, 2024
Asahi Food, Inc. (“Asahi”)	49%	$527	$550
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12%	1,800	1,800
Total long-term investments		$2,327	$2,350

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the three months ended March 31, 2025 and 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Accrued compensation	$8,684	$7,497
Accrued professional fees	452	553
Accrued interest and fees	916	938
Self-insurance liability	1,500	1,671
Advance from customers	1,912	3,081
Other	2,419	4,261
Total accrued expenses and other liabilities	$15,883	$18,001

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$354	$—	$354	$—	$504	$—	$504
Liabilities:
Interest rate swaps	$—	$1,034	$—	$1,034	$—	$—	$—	$—

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
March 31, 2025
Fixed rate debt:
Bank of America	$—	$—	$91	$98
Variable rate debt:
JPMorgan Chase	$—	$99,785	$—	$99,785
Bank of America	$—	$2,022	$—	$2,022
East West Bank	$—	$5,472	$—	$5,472

December 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$104	$113
Other finance institutions	$—	$—	$—	$—
Variable rate debt:
JPMorgan Chase	$—	$101,040	$—	$101,040
Bank of America	$—	$2,063	$—	$2,063
East West Bank	$—	$5,518	$—	$5,518

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company’s fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

See Note 8 - Debt for additional information regarding the Company’s debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the three months ended March 31, 2025 and 2024.

As further disclosed in Note 6 - Goodwill and Acquired Intangible Assets, we performed a quantitative goodwill impairment analysis as of December 31, 2024. The results of testing as of December 31, 2024 concluded that the estimated fair value of our one reporting unit fell short of carrying value, and therefore impairment existed as of that date. Goodwill impairment charges of $46.3 million were recorded in the fourth quarter of the year ended December 31, 2024. The calculation of the fair value of our reporting unit was determined using Level 3 fair value measurements due to its use of internal projections and unobservable measurement inputs.

There were no assets that were carried at nonrecurring fair value at March 31, 2025. There were no assets carried at nonrecurring fair value other than goodwill at December 31, 2024.

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

There is only one reporting unit at March 31, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

As a result of continued declines in the level of stock price, the Company performed a quantitative impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded in the fourth quarter during the year ended December 31, 2024.

For the December 31, 2024 impairment test, the Company used a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which the Company believes approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, the Company considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on the Company’s market capitalization. The Company determined that the implied control premium was reasonable which corroborates the Company’s fair value estimates.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

If, in future periods, the financial performance of the reporting unit does not meet forecasted expectations, or a prolonged decline occurs in the market price of the Company’s common stock, it may cause a change in the results of the impairment assessment and, as such, could result in further impairment of goodwill.

The Company determined that there were no events or circumstances during the three months ended March 31, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was $38.8 million as of March 31, 2025 and December 31, 2024.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	March 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(3,845)	$47	$3,892	$(3,723)	$169
Trademarks and trade names	44,207	(20,571)	23,636	44,207	(19,465)	24,742
Customer relationships	185,266	(51,293)	133,973	185,266	(48,651)	136,615
Total	$233,365	$(75,709)	$157,656	$233,365	$(71,839)	$161,526

Amortization expense for acquired intangible assets was $3.9 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value changes of these IRS contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025, the Company determined that the fair values of the IRS contracts were $0.4 million in an asset position and $1.0 million in a liability position. As of December 31, 2024, the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

Note 8 - Debt

Long-term debt at March 31, 2025 and December 31, 2024 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at March 31, 2025	March 31, 2025	December 31, 2024
Bank of America (a)	October 2026 - December 2029	4.34% - 6.91%	$2,120	$2,176
East West Bank (b)	August 2027 - September 2029	6.61% - 8.00%	5,472	5,518
JPMorgan Chase (c)	January 2030	6.30%	99,991	101,255
Total debt, principal amount			107,583	108,949
Less: debt issuance costs			(206)	(215)
Total debt, carrying value			107,377	108,734
Less: current portion			(5,410)	(5,410)
Long-term debt			$101,967	$103,324
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
(c)Real estate term loan with a principal balance of $100.0 million as of March 31, 2025 and $101.3 million as of December 31, 2024 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of March 31, 2025, the Company was in compliance with its covenants.

Credit Facility

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

As of March 31, 2025, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of March 31, 2025 was $58.6 million and outstanding letters of credit amounted to $6.4 million leaving access to approximately $60.0 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

Note 9 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,446,582 and 1,470,541 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2025 and 2024, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to HF Foods Group Inc.	$(1,645)	$(694)
Denominator:
Weighted-average common shares outstanding	52,737,650	52,155,968
Effect of dilutive securities	—	—
Weighted-average dilutive shares outstanding	52,737,650	52,155,968
Loss per common share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Note 10 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of March 31, 2025, the Company had one subsidiary outside the U.S. However, the foreign subsidiary did not record any activity as of March 31, 2025. As such, no foreign income tax was recorded.
For the three months ended March 31, 2025 and 2024, the Company’s effective income tax rate of 37.9% and 24.5%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes, partially offset by tax credits.

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

The related party transactions as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025, and 2024, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2025 and 2024, respectively:

			Three Months Ended March 31,
	(In thousands)	Nature	2025	2024
(a)	Asahi Food, Inc.	Trade	$25	$27
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,024	1,150
(c)	Ocean Pacific Seafood Group, Inc.	Trade	73	80
(c)	Rainfield Ranches, LP	Trade	21	57
	Total		$1,143	$1,314
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three months ended March 31, 2025 and 2024, respectively:

		Three Months Ended March 31,
	(In thousands)	2025	2024
(a)	ABC Food Trading, LLC	$427	$403
(b)	Asahi Food, Inc.	152	139
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	342	253
(c)	First Choice Seafood, Inc.	6	7
(c)	Fortune One Foods, Inc.	28	16
	Total	$955	$818
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.

Lease Agreements

The Company leases various facilities to related parties.

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense was $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. Rental income was $36 thousand for the three months ended March 31, 2025 and 2024, respectively, which is included in other expense (income), net in the condensed consolidated statements of operations and comprehensive loss.

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of March 31, 2025 and December 31, 2024, respectively:

	(In thousands)	March 31, 2025	December 31, 2024
(a)	ABC Food Trading, LLC	$189	$155
(b)	Asahi Food, Inc.	146	84
	Total	$335	$239
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of March 31, 2025 and December 31, 2024.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at March 31, 2025 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date of October 31, 2025. Interest income was $1,233 for the three months ended March 31, 2025, which is included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2025 and December 31, 2024, respectively:

	(In thousands)	March 31, 2025	December 31, 2024
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$360	$35
	Others	29	17
	Total	$389	$52
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 12 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of March 31, 2025, the Company had 585,472 time-based vesting restricted stock units unvested, 854,574 performance-based restricted stock units unvested, 1,169,943 shares of common stock vested and 4,390,011 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.4 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025, there was $2.9 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.98 years.

Note 13 - Segment Information

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company operates solely in the United States and derives revenues by providing sales of food and non-food to customers. The segment’s customer base consists primarily of Asian restaurants located throughout the United States. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net (loss) income to assess financial performance and allocate resources. The Company’s measure of segment assets is total assets, as reported on the condensed consolidated balance sheets. Accounting policies for the company’s single operating segment are the same as those described in Note 2 - Summary of Significant Accounting Policies.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net Revenue	$298,428	$295,654
Less:
Cost of Revenue	247,469	245,243

Payroll and related labor costs	24,778	24,867
Professional fees	2,590	4,210
Depreciation	2,888	2,606
Amortization	3,870	4,070
Other segment expenses (a)	15,679	14,743
Distribution, selling and administrative expenses	49,805	50,496
Interest expense	2,609	2,834
Other income, net	(177)	(94)
Change in fair value of interest rate swap contracts	1,184	(1,970)
Lease guarantee income	—	(115)
Income tax benefit	(932)	(181)
Less: net income attributable to noncontrolling interests	115	135
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(1,645)	$(694)
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

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the 273 Lease Agreement. The Company agreed to observe all the covenants and conditions of the 273 Lease Agreement, as amended, including the payment of all rents due. Under the terms of the 273 Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company has incurred $6.3 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s condensed consolidated balance sheet as of March 31, 2025. The Company expects to complete construction in June 2025.

On January 17, 2022, the Company received notice that AnHeart had defaulted on its obligations as tenant under the lease for 275 Fifth Avenue. On February 7, 2022, the Company undertook its guaranty obligations by assuming responsibility for payment of monthly rent and other tenant obligations, including past due rent as well as property tax obligations beginning with the January 2022 rent due. As a result, during the year ended December 31, 2022, the Company recorded a lease guarantee liability of $5.9 million. On February 25, 2022, the Company instituted a legal action to pursue legal remedies against AnHeart and Minsheng. In March 2022, the Company agreed to stay that litigation against AnHeart in exchange for AnHeart’s payment of certain back rent from January to April 2022 and its continued partial payment of monthly rent. AnHeart subsequently defaulted on these obligations. On October 25, 2023, the Company commenced a new legal action by filing a complaint in New York County Supreme Court to pursue legal remedies against AnHeart and Minsheng (the “2023 Action”). As of the filing of the new summons and complaint, AnHeart and Minsheng are indebted to the Company in the amount of $474,000. AnHeart and the Company have since reached a settlement agreement (the “Settlement Agreement”) for AnHeart to pay the Company $40,000 a month in rent through December 2024, $46,750 a month in rent from January 2025 through December 2025, and commence regular monthly rental payments in accordance with the lease for 275 Fifth Avenue. The Settlement Agreement also provides that AnHeart will pay twenty-four monthly installments of $11,250 from January 2025 through December 2026 as payment for all back rent due. Effective April 30, 2024, the Company through its subsidiary assumed the lease of a building located on the premises of 275 Fifth Avenue. The assumption of the lease had no impact on the Company’s obligations as guarantor. The lease covers certain portions of the ground floor, lower level, and second floor of the building. The lease term ends on April 30, 2034 and is renewable at the option of the Company for up to two additional five-year terms. The Company shall pay rent of approximately $45,000 per month with provisions for yearly increases. With the assumption of the lease for 275 Fifth Avenue, the Company no longer recognized AnHeart as a VIE. In addition, the remaining lease guarantee liability of $5.4 million was reversed and an operating lease right-of-use asset and liability of $4.9 million was recorded to the consolidated balance sheet. As a result of the reversal, a gain of $5.4 million was recorded to other expense (income), net on the consolidated statements of operations and comprehensive income (loss) in the second quarter of 2024.

Other Commitments

On September 30, 2024, the Company entered into an operating lease of a new distribution center located in Georgia. The lease term commenced February 1, 2025 for a period of 10 years and five months and is renewable at the option of the Company for up to three additional five-year terms. The Company is reasonably likely to exercise the first of the three five-year renewal options due to the investment the Company is making to the leased property infrastructure. The Company shall pay rent of approximately $120,000 per month with provisions for yearly increases totaling $29.0 million in future minimum lease payments over 15 years. As of March 31, 2025, the current portion and non-current portion of obligations under all operating leases was $4.3 million and $25.6 million, respectively.

As of March 31, 2025, the Company had additional automobile leases that had not yet commenced which total $3.3 million in future minimum lease payments.

Note 15 - Subsequent Events

No subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the accompanying notes.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for HF Foods Group Inc. (“HF Foods”, the “Company,” “we,” “us,” or “our”) contains forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Factors that could cause or contribute to such differences include those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

We aim to supply the increasing demand for Asian American restaurant cuisine, leveraging our nationwide network of distribution centers and our strong relations with growers and suppliers of fresh, high-quality specialty restaurant food products and supplies primarily in North America, South America and Asia. Capitalizing on our deep understanding of the Asian culture, we have become a trusted partner serving Asian restaurants and other foodservice customers throughout the United States. We are dedicated to serving the vast array of Asian restaurants in need of high-quality and specialized food ingredients at competitive prices.
Transformation Plan
To position the business for long-term success, we have initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: We began the roll out of our centralized purchasing program with seafood and poultry products and have yielded positive results with respect to margin expansion for the product category. We are now focusing on expanding the program to other categories.
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
•Digital Transformation: We are in the process of completing the implementation of a modern ERP solution across all of our distribution centers. This is expected to deliver enhanced operational efficiency and responsiveness, streamlined processes, and greater data driven decision-making.

•Facility Upgrades: We will be reorganizing and upgrading our facilities and distribution centers to efficiently streamline costs, and to capitalize on cross-selling opportunities with both new and existing customers.
Financial Overview

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change
Net revenue	$298,428	$295,654	$2,774
Net loss	$(1,530)	$(559)	$(971)
Adjusted EBITDA	$9,773	$8,702	$1,071

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change
Net revenue	$298,428	$295,654	$2,774
Cost of revenue	247,469	245,243	2,226
Gross profit	50,959	50,411	548
Distribution, selling and administrative expenses	49,805	50,496	(691)
Income (loss) from operations	1,154	(85)	1,239
Interest expense	2,609	2,834	(225)
Other income, net	(177)	(94)	(83)
Change in fair value of interest rate swap contracts	1,184	(1,970)	3,154
Lease guarantee income	—	(115)	115
Loss before income taxes	(2,462)	(740)	(1,722)
Income tax benefit	(932)	(181)	(751)
Net loss and comprehensive loss	(1,530)	(559)	(971)
Less: net income attributable to noncontrolling interests	115	135	(20)
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(1,645)	$(694)	$(951)

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	82.9%	82.9%
Gross profit	17.1%	17.1%
Distribution, selling and administrative expenses	16.7%	17.1%
Income (loss) from operations	0.4%	—%
Interest expense	0.9%	1.0%
Other expense (income), net	(0.1)%	—%
Change in fair value of interest rate swap contracts	0.4%	(0.7)%
Lease guarantee income	—%	—%
Loss before income taxes	(0.8)%	(0.3)%
Income tax benefit	(0.3)%	(0.1)%
Net loss and comprehensive loss	(0.5)%	(0.2)%
Less: net income attributable to noncontrolling interests	—%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.6)%	(0.2)%

Net Revenue

Net revenue for the three months ended March 31, 2025 increased by $2.8 million, or 0.9%, compared to the same period in 2024. This growth was achieved despite one fewer day of operations compared to the prior year period. The increase was primarily attributable to volume increases and improved pricing in Commodity, Meat & Poultry and Seafood, offset by a decrease in volume within other categories.

Gross Profit

Gross profit was $51.0 million for three months ended March 31, 2025 compared to $50.4 million in the same period in 2024, an increase of $0.5 million, or 1.1%. The increase was primarily attributable to an increase in margins on Commodity and Seafood during the quarter. Gross profit margin for the three months ended March 31, 2025 of 17.1% remained consistent compared to 17.1% in the same period in 2024.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $0.7 million, or 1.4%, to $49.8 million, for the three months ended March 31, 2025 primarily due to a decrease of $1.6 million in professional fees. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.7% for the three months ended March 31, 2025 from 17.1% in the same period in 2024, primarily due to increased net revenue and lower professional fees, partially offset by increased payroll, insurance, rental and other expenses.

Interest Expense

Interest expense for the three months ended March 31, 2025 of $2.6 million decreased slightly compared to $2.8 million for the three months ended March 31, 2024. Average floating interest rates on our floating-rate debt for the three months ended March 31, 2025 decreased by approximately 1.0% on our line of credit and 1.0% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2024. Our average daily line of credit balance increased by $4.0 million, or 9.0%, to $48.7 million for the three months ended March 31, 2025 from $44.7 million for the three months ended March 31, 2024, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5 million, or 4.8%, to $100.4 million for the three months ended March 31, 2025 from $105.5 million for the three months ended March 31, 2024.

Income Tax Benefit

Income tax benefit was $932 thousand for the three months ended March 31, 2025, compared to an income tax benefit of $181 thousand for the three months ended March 31, 2024, primarily due to an increase in loss before income taxes.

Net Loss

Net loss was $1.5 million for the three months ended March 31, 2025, compared to net loss of $0.6 million for the three months ended March 31, 2024. The increased loss was primarily driven by the change related to the fair value of interest rate swap contracts of $3.2 million partially offset by the change in income from operations of $1.2 million.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change

Net loss	$(1,530)	$(559)	$(971)
Interest expense	2,609	2,834	(225)
Income tax benefit	(932)	(181)	(751)
Depreciation and amortization	6,758	6,676	82
EBITDA	6,905	8,770	(1,865)
Lease guarantee income	—	(115)	115
Change in fair value of interest rate swap contracts	1,184	(1,970)	3,154
Stock-based compensation expense	374	738	(364)
Business transformation costs (1)	237	973	(736)
Other non-routine expense (2)	100	306	(206)
Executive transition and organizational redesign (3)	973	—	973
Adjusted EBITDA	$9,773	$8,702	$1,071
_________________
(1)    Represents costs associated with the launch of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of approximately $16.1 million, checks issued not presented for payment of $5.0 million and access to approximately $60.0 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of March 31, 2025.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Management believes we have sufficient funds to meet our working capital requirements and debt obligations in the next twelve months. However, there are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may have to resort to reducing or delaying our expected capital investment plans, liquidating assets, obtaining additional debt or equity capital, or refinancing all or a portion of our debt.

As of March 31, 2025, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$6,948	$11,224	$(4,276)
Net cash used in investing activities	(3,564)	(2,585)	(979)
Net cash used in financing activities	(1,752)	(5,656)	3,904
Net increase in cash and cash equivalents	$1,632	$2,983	$(1,351)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, asset impairment charges, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities decreased by $4.3 million primarily due to the timing of working capital outlays such as the increase of account receivable due to sales growth, inventory purchases to counter potential tariff increase partially offset by decreases in prepaid expenses.

Investing Activities

Net cash used in investing activities increased by $1.0 million primarily due to increased capital project spend in the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities decreased by $3.9 million to $1.8 million during the three months ended March 31, 2025 primarily due to the change in line of credit activity from net payments for the three months ended March 31, 2024 to net proceeds for the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report on Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2025.

As a result of continued declines in the level of stock price, the Company performed a quantitative goodwill impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded during the fourth quarter of the year ended December 31, 2024.

For the December 31, 2024 impairment test, we used a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization and also considered the lack of liquidity in the Company’s common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and no major analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. Our market capitalization is calculated using the number of common shares outstanding and common stock publicly traded price. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

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

The Company determined that there were no events or circumstances during the three months ended March 31, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

As of March 31, 2025, our aggregate floating rate debt’s outstanding principal balance without hedging was $60.8 million, or 36.6% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 63.4% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the first quarter of 2025 decreased in comparison to average prices in the same period in 2024, decreasing 8.7% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses as were reported previously, which continue to exist as of March 31, 2025. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting and Disclosure Controls

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

Other than the actions taken to continue our material weaknesses remediation efforts, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1	Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of February 12, 2025	8-K	10.1	2/18/2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Date: May 12, 2025