Form 10-Q
period 2025-06-30
HF Foods Group Inc.
filed 2025-08-11
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, the registrant had 55,012,128 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$15,650	$14,467
Accounts receivable, net of allowances of $2,174 and $1,557	52,083	54,107
Accounts receivable - related parties	409	239
Inventories	127,240	97,783
Prepaid expenses and other current assets	6,784	11,507
TOTAL CURRENT ASSETS	202,166	178,103
Property and equipment, net	158,011	149,572
Operating lease right-of-use assets	27,998	13,944
Long-term investments	2,239	2,350
Customer relationships, net	131,332	136,615
Trademarks, trade names and other intangibles, net	28,060	24,911
Goodwill	38,815	38,815
Other long-term assets	4,916	5,681
TOTAL ASSETS	$593,537	$549,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$6,989	$5,687
Line of credit	60,815	57,483
Accounts payable	68,011	50,592
Accounts payable - related parties	240	52
Current portion of long-term debt, net	5,410	5,410
Current portion of obligations under finance leases	6,405	3,797
Current portion of obligations under operating leases	4,253	4,177
Accrued expenses and other liabilities	17,576	18,001
TOTAL CURRENT LIABILITIES	169,699	145,199
Long-term debt, net of current portion	100,614	103,324
Obligations under finance leases, non-current	27,847	19,929
Obligations under operating leases, non-current	24,856	10,125
Deferred tax liabilities	27,425	29,392
Other long-term liabilities	1,979	728
TOTAL LIABILITIES	352,420	308,697
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,012,128 and 54,735,073 shares issued and 53,014,705 and 52,737,650 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of June 30, 2025 and December 31, 2024	(7,750)	(7,750)
Additional paid-in capital	605,078	604,235
Accumulated deficit	(357,628)	(357,199)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	239,705	239,291
Noncontrolling interests	1,412	2,003
TOTAL SHAREHOLDERS’ EQUITY	241,117	241,294
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$593,537	$549,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue - third parties	$313,550	$301,331	$611,023	$596,167
Net revenue - related parties	1,303	1,011	2,258	1,829
TOTAL NET REVENUE	314,853	302,342	613,281	597,996

Cost of revenue - third parties	258,552	248,957	505,143	493,441
Cost of revenue - related parties	1,169	920	2,047	1,679
TOTAL COST OF REVENUE	259,721	249,877	507,190	495,120

GROSS PROFIT	55,132	52,465	106,091	102,876

Distribution, selling and administrative expenses	51,013	49,840	100,818	100,336
INCOME FROM OPERATIONS	4,119	2,625	5,273	2,540

Interest expense	2,817	3,119	5,426	5,953
Other (income) expense, net	(414)	3,466	(591)	3,372
Change in fair value of interest rate swap contracts	685	(361)	1,869	(2,331)
Lease guarantee income	—	(5,433)	—	(5,548)
INCOME (LOSS) BEFORE INCOME TAXES	1,031	1,834	(1,431)	1,094

Income tax expense (benefit)	521	1,599	(411)	1,418
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	510	235	(1,020)	(324)

Less: net (loss) income attributable to noncontrolling interests	(706)	218	(591)	353
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,216	$17	$(429)	$(677)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.02	$—	$(0.01)	$(0.01)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.02	$—	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES - BASIC	52,969,037	52,585,715	52,853,982	52,370,842
WEIGHTED AVERAGE SHARES - DILUTED	53,414,715	52,661,119	52,853,982	52,370,842
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,020)	$(324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	14,019	13,266
Provision (credit) for expected credit losses	618	(40)
Deferred tax benefit	(1,967)	(824)
Change in fair value of interest rate swap contracts	1,869	(2,331)
Stock-based compensation	999	1,260
Non-cash lease expense	2,488	1,930
Lease guarantee income	—	(5,548)
Other non-cash (income) expense	(330)	485
Changes in operating assets and liabilities:
Accounts receivable	1,406	(3,303)
Accounts receivable - related parties	(170)	(240)
Inventories	(29,457)	(13,614)
Prepaid expenses and other current assets	4,723	1,149
Other long-term assets	541	723
Checks issued not presented for payment	1,302	1,958
Accounts payable	17,419	10,880
Accounts payable - related parties	188	254
Operating lease liabilities	(1,735)	(2,007)
Accrued expenses and other liabilities	(425)	(1,733)
Net cash provided by operating activities	10,468	1,941
Cash flows from investing activities:
Purchase of property and equipment	(6,731)	(6,331)
Proceeds from sale of property and equipment	139	—
Net cash used in investing activities	(6,592)	(6,331)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(156)	(128)
Proceeds from line of credit	631,713	735,717
Repayment of line of credit	(628,237)	(727,958)
Repayment of long-term debt	(2,730)	(2,768)
Payment of debt financing costs	(213)	—
Repayment of obligations under finance leases	(3,070)	(1,737)
Net cash (used in) provided by financing activities	(2,693)	3,126
Net increase (decrease) in cash	1,183	(1,264)
Cash at beginning of the period	14,467	15,232
Cash at end of the period	$15,650	$13,968

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$16,542	$5,222
Property acquired in exchange for finance leases	13,596	9,218
Dissolution of noncontrolling interests	—	772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net (loss) income	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162
Net income	—	—	—	—	—	17	17	218	235
Issuance of common stock pursuant to equity compensation plan	555,181	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(40,403)	—	—	—	(128)	—	(128)	—	(128)
Dissolution of noncontrolling interests	—	—	—	—	(772)	—	(772)	772	—
Stock-based compensation	—	—	—	—	522	—	522	—	522
Balance at June 30, 2024	54,668,169	$5	1,997,423	$(7,750)	$603,454	$(309,365)	$286,344	$2,447	$288,791

Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net (loss) income	—	—	—	—	—	(1,645)	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$238,020	$2,118	$240,138
Net income (loss)	—	—	—	—	—	1,216	1,216	(706)	510
Issuance of common stock pursuant to equity compensation plan	316,251	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(39,196)	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	625	—	625	—	625
Balance at June 30, 2025	55,012,128	$5	1,997,423	$(7,750)	$605,078	$(357,628)	$239,705	$1,412	$241,117
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

All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

Reclassifications

During 2024, the Company reclassified the presentation of checks issued not presented for payment from cash flows from financing activities to cash flows from operating activities in the condensed consolidated statement of cash flows. Prior periods amounts were reclassified to conform to the current period presentation. The reclassification did not impact condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

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

For the quarter ended June 30, 2025, the Company had no VIEs. The Company had one VIE, AnHeart, Inc. (“AnHeart”), for which the Company was not the primary beneficiary and therefore did not consolidate. Effective April 30, 2024, the Company assumed the lease for which AnHeart was a lessee and the Company was a guarantor, and as such, it no longer recognizes AnHeart as a VIE. See Note 14 - Commitments and Contingencies for additional information on AnHeart.

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

As of June 30, 2025 and December 31, 2024, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at June 30, 2025	June 30, 2025	December 31, 2024
Min Food, Inc.	39.75%	$1,047	$1,561
Monterey Food Service, LLC	35.00%	365	442
Total		$1,412	$2,003

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

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025		2024		2025		2024
Seafood	$112,080	36%	$99,530	33%	$217,655	36%	$193,925	32%
Asian Specialty	57,124	18%	77,493	26%	118,104	19%	157,702	26%
Meat and Poultry	71,769	23%	63,792	20%	137,794	22%	121,542	20%
Produce	27,606	9%	32,171	11%	55,517	9%	64,254	11%
Packaging and Other	14,979	4%	15,645	5%	29,100	5%	32,019	6%
Commodity	31,295	10%	13,711	5%	55,111	9%	28,554	5%
Total	$314,853	100%	$302,342	100%	$613,281	100%	$597,996	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$54,257	$55,664
Less: allowance for expected credit losses	(2,174)	(1,557)
Accounts receivable, net	$52,083	$54,107

Movement of allowance for expected credit losses was as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Beginning balance	$1,557	$2,119
Provision (credit) for expected credit losses	618	(40)
Bad debt write-offs	(1)	(2)
Ending balance	$2,174	$2,077

Prepaid expenses and other current assets consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$1,878	$4,443
Advances to suppliers	3,772	5,606
Other current assets	1,134	1,458
Prepaid expenses and other current assets	$6,784	$11,507

Property and equipment, net consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Automobiles (1)	$63,614	$50,565
Buildings	63,045	63,045
Building improvements (1)	24,157	22,709
Furniture and fixtures	422	398
Land	49,929	49,929
Machinery and equipment (1)	14,311	13,216
Construction in progress	8,017	10,370
Subtotal	223,495	210,232
Less: accumulated depreciation	(65,484)	(60,660)
Property and equipment, net	$158,011	$149,572
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $49.5 million and $17.5 million, respectively, at June 30, 2025 and $36.1 million and $14.3 million, respectively, at December 31, 2024. The total future minimum lease payments under all finance leases as of June 30, 2025 is $47.1 million.

Depreciation expense was $3.2 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $6.1 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of June 30, 2025	June 30, 2025	December 31, 2024
Asahi Food, Inc. (“Asahi”)	49%	$439	$550
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12%	1,800	1,800
Total long-term investments		$2,239	$2,350

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the three months ended June 30, 2025 and 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Accrued compensation	$7,164	$7,497
Accrued professional fees	818	553
Accrued interest and fees	877	938
Self-insurance liability	2,060	1,671
Advance from customers	1,380	3,081
Other	5,277	4,261
Total accrued expenses and other liabilities	$17,576	$18,001

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$280	$—	$280	$—	$504	$—	$504
Liabilities:
Interest rate swaps	$—	$1,645	$—	$1,645	$—	$—	$—	$—

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
June 30, 2025
Fixed rate debt:
Bank of America	$—	$—	$79	$84
Variable rate debt:
JPMorgan Chase	$—	$98,532	$—	$98,532
Bank of America	$—	$1,987	$—	$1,987
East West Bank	$—	$5,426	$—	$5,421

December 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$104	$113
Other finance institutions	$—	$—	$—	$—
Variable rate debt:
JPMorgan Chase	$—	$101,040	$—	$101,040
Bank of America	$—	$2,063	$—	$2,063
East West Bank	$—	$5,518	$—	$5,518

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the six months ended June 30, 2025 and 2024.

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

There were no assets that were carried at nonrecurring fair value at June 30, 2025. There were no assets carried at nonrecurring fair value other than goodwill at December 31, 2024.

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

There is only one reporting unit at June 30, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

As a result of the declines in the level of stock price prior to year end, the Company performed a quantitative impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded in the fourth quarter during the year ended December 31, 2024.

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

The Company determined that there were no events or circumstances during the six months ended June 30, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was $38.8 million as of June 30, 2025 and December 31, 2024.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	June 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(3,892)	$—	$3,892	$(3,723)	$169
Trademarks and trade names	44,207	(21,676)	22,531	44,207	(19,465)	24,742
Customer relationships	185,266	(53,934)	131,332	185,266	(48,651)	136,615
Inventory Management System	5,667	(138)	5,529	—	—	—
Total	$239,032	$(79,640)	$159,392	$233,365	$(71,839)	$161,526

Amortization expense for acquired intangible assets was $3.9 million and $4.1 million for the three months ended June 30, 2025 and 2024. Amortization expense for acquired intangible assets was $7.8 million and $8.1 million for the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the Company determined that the fair values of the IRS contracts were $0.3 million in an asset position and $1.6 million in a liability position. As of December 31, 2024, the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

Note 8 - Debt

Long-term debt at June 30, 2025 and December 31, 2024 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at June 30, 2025	June 30, 2025	December 31, 2024
Bank of America (a)	October 2026 - December 2029	4.34% - 6.94%	$2,072	$2,176
East West Bank (b)	August 2027 - September 2029	6.61% - 8.00%	5,421	5,518
JPMorgan Chase (c)	January 2030	6.30%	98,726	101,255
Total debt, principal amount			106,219	108,949
Less: debt issuance costs			(195)	(215)
Total debt, carrying value			106,024	108,734
Less: current portion			(5,410)	(5,410)
Long-term debt			$100,614	$103,324
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.5%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $1.8 million and $3.0 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $98.7 million as of June 30, 2025 and $101.3 million as of December 31, 2024 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of June 30, 2025, the Company was in compliance with its covenants.

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

As of June 30, 2025, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of June 30, 2025 was $60.8 million and outstanding letters of credit amounted to $6.4 million leaving access to approximately $57.8 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

Note 9 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,305,105 and 1,354,908 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the six months ended June 30, 2025 and 2024, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$1,216	$17	$(429)	$(677)
Denominator:
Weighted-average common shares outstanding	52,969,037	52,585,715	52,853,982	52,370,842
Effect of dilutive securities	445,678	75,404	—	—
Weighted-average dilutive shares outstanding	53,414,715	52,661,119	52,853,982	52,370,842
Earnings (Loss) per common share:
Basic	$0.02	$—	$(0.01)	$(0.01)
Diluted	$0.02	$—	$(0.01)	$(0.01)

Note 10 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of June 30, 2025, the Company had one subsidiary outside the U.S. that generated an insignificant amount of activity. As such, no foreign income tax was recorded.
For the three and six months ended June 30, 2025, the Company’s effective income tax rate of 50.5% and 28.7%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes, partially offset by tax credits. The company’s tax provision for the three and six months ended June 30, 2025 includes a discrete tax expense of $500 related to stock-based compensation shortfalls. For the three and six months ended June 30, 2024, the Company’s effective income tax rate of 87.2% and 129.6%, respectively, differed from the federal statutory tax rate primarily as a result of discrete tax items, permanent differences and state income taxes. The Company’s tax provision for the three and six months ended June 30, 2024 included a discrete tax expense of $1.0 million related to the Company’s SEC settlement and $0.1 million tax expense related to stock-based compensation shortfalls. Absent the discrete items, the estimated annual effective income tax rate from continuing operations for the three and six months ended June 30, 2024 was 25.5% and 25.1%, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on its consolidated financial statements.

Note 11 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company’s officers and/or shareholders who owned no less than 10% shareholdings of the Company.

The Company believes that Mr. Xiao Mou Zhang (“Mr. Zhang”), the former Chief Executive Officer through October 24, 2024, together with certain of his immediate family members are collectively beneficial owners of more than 10% of the Company’s outstanding common stock, and they have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

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

The related party transactions as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025, and 2024, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and six months ended June 30, 2025 and 2024, respectively:

			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	Nature	2025	2024	2025	2024
(a)	Asahi Food, Inc.	Trade	$40	$29	$65	$56
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	935	1,763	1,959	2,913
(c)	Ocean Pacific Seafood Group, Inc.	Trade	41	60	114	140
(c)	Rainfield Ranches, LP	Trade	22	38	43	95
	Total		$1,038	$1,890	$2,181	$3,204
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three months ended June 30, 2025 and 2024, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	2025	2024	2025	2024
(a)	ABC Food Trading, LLC	$497	$431	$924	$834
(b)	Asahi Food, Inc.	235	148	387	287
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	498	335	840	588
(c)	First Choice Seafood, Inc.	—	6	6	13
(c)	Fortune One Foods, Inc.	62	91	90	107
(d)	Ocean Pacific Seafood Group, Inc.	11	—	11	—
	Total	$1,303	$1,011	$2,258	$1,829
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), was $0.1 million for both the three months ended June 30, 2025 and 2024, and $0.2 million for both the six months ended June 30, 2025 and 2024.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. Rental income was $36 thousand for both the three months ended June 30, 2025 and 2024, and $72 thousand for both the six months ended June 30, 2025 and 2024, which is included in other expense (income), net in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of June 30, 2025 and December 31, 2024, respectively:

	(In thousands)	June 30, 2025	December 31, 2024
(a)	ABC Food Trading, LLC	$58	$155
(b)	Asahi Food, Inc.	115	84
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	236	—
	Total	$409	$239
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No additional allowance is deemed necessary as of June 30, 2025 and December 31, 2024.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at June 30, 2025 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date of October 31, 2025. Interest income was $924 and $2,157 for the three and six months ended June 30, 2025, which is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2025 and December 31, 2024, respectively:

	(In thousands)	June 30, 2025	December 31, 2024
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$229	$35
	Others	11	17
	Total	$240	$52
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 12 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of June 30, 2025, the Company had 671,128 time-based vesting restricted stock units unvested, 1,077,464 performance-based restricted stock units unvested, 1,486,194 shares of common stock vested and 3,765,214 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense was $1.0 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2025, there was $4.8 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.25 years.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net Revenue	$314,853	$302,342	$613,281	$597,996
Less:
Cost of Revenue	259,721	249,877	507,190	495,120
Operating Expenses:
Payroll and related labor costs	25,644	24,202	50,423	49,069
Professional fees	2,138	2,603	4,728	6,813
Depreciation	3,241	2,520	6,129	5,126
Amortization	4,021	4,070	7,890	8,140
Other segment expenses (a)	15,969	16,445	31,648	31,188
Distribution, selling and administrative expenses	51,013	49,840	100,818	100,336
Interest expense	2,817	3,119	5,426	5,953
Other (income) expense, net	(414)	3,466	(591)	3,372
Change in fair value of interest rate swap contracts	685	(361)	1,869	(2,331)
Lease guarantee income	—	(5,433)	—	(5,548)
Income tax expense (benefit)	521	1,599	(411)	1,418
Less: net income attributable to noncontrolling interests	(706)	218	(591)	353
NET INCOME AND COMPREHENSIVE INCOME ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,216	$17	$(429)	$(677)
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

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the 273 Lease Agreement. The Company agreed to observe all the covenants and conditions of the 273 Lease Agreement, as amended, including the payment of all rents due. Under the terms of the 273 Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company has incurred $7.2 million in construction costs which was recorded in construction in progress within property and equipment, net in the Company’s condensed consolidated balance sheet as of June 30, 2025. The Company completed construction as of June 2025 and is currently waiting for final approval on its certificate of occupancy for the building.

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

As of June 30, 2025, the current portion and non-current portion of obligations under all operating leases was $4.3 million and $24.9 million, respectively.

As of June 30, 2025, the Company had additional automobile leases that had not yet commenced which total $0.8 million in future minimum lease payments.

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
•Digital Transformation: We have completed the implementation of a modern ERP solution across all of our distribution centers. The Company expects this solution to deliver enhanced operational efficiency and responsiveness, streamlined processes, and greater data driven decision-making.

•Facility Upgrades: We are reorganizing and upgrading some of our facilities and distribution centers to efficiently streamline costs, and to capitalize on cross-selling opportunities with both new and existing customers.
Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	Change	2025	2024	Change
Net revenue	$314,853	$302,342	$12,511	$613,281	$597,996	$15,285
Net income (loss)	$510	$235	$275	$(1,020)	$(324)	$(696)
Adjusted EBITDA	$13,845	$10,561	$3,284	$23,618	$19,263	$4,355

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change
Net revenue	$314,853	$302,342	$12,511
Cost of revenue	259,721	249,877	9,844
Gross profit	55,132	52,465	2,667
Distribution, selling and administrative expenses	51,013	49,840	1,173
Income from operations	4,119	2,625	1,494
Interest expense	2,817	3,119	(302)
Other (income) expense, net	(414)	3,466	(3,880)
Change in fair value of interest rate swap contracts	685	(361)	1,046
Lease guarantee income	—	(5,433)	5,433
Income before income taxes	1,031	1,834	(803)
Income tax expense	521	1,599	(1,078)
Net income and comprehensive income	510	235	275
Less: net (loss) income attributable to noncontrolling interests	(706)	218	(924)
Net income and comprehensive income attributable to HF Foods Group Inc.	$1,216	$17	$1,199

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	82.5%	82.6%
Gross profit	17.5%	17.4%
Distribution, selling and administrative expenses	16.2%	16.5%
Income from operations	1.3%	0.9%
Interest expense	0.9%	1.0%
Other expense (income), net	(0.1)%	1.1%
Change in fair value of interest rate swap contracts	0.2%	(0.1)%
Lease guarantee income	—%	(1.8)%
Income before income taxes	0.3%	0.7%
Income tax expense	0.2%	0.5%
Net income and comprehensive income	0.1%	0.2%
Less: net (loss) income attributable to noncontrolling interests	(0.2)%	0.1%
Net income and comprehensive income attributable to HF Foods Group Inc.	0.3%	0.1%

Net Revenue

Net revenue for the three months ended June 30, 2025 increased by $12.5 million, or 4.1%, compared to the same period in 2024. The increase was primarily attributable to volume increases and improved pricing in Meat & Poultry and Seafood, offset by a slight decrease in volume within other categories.

Gross Profit

Gross profit was $55.1 million for three months ended June 30, 2025 compared to $52.5 million in the same period in 2024, an increase of $2.7 million, or 5.1%. The increase was primarily attributable to an increase in volume and improved pricing in Meat & Poultry and Seafood during the quarter. Gross profit margin for the three months ended June 30, 2025 of 17.5% remained consistent compared to 17.4% in the same period in 2024.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $1.2 million, or 2.4%, to $51.0 million, for the three months ended June 30, 2025. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.2% for the three months ended June 30, 2025 from 16.5% in the same period in 2024, primarily due to increased net revenue and lower professional fees, partially offset by increased payroll, rental and other expenses.

Interest Expense

Interest expense for the three months ended June 30, 2025 of $2.8 million decreased slightly compared to $3.1 million for the three months ended June 30, 2024. Average floating interest rates on our floating-rate debt for the three months ended June 30, 2025 decreased by approximately 1.0% on our line of credit and 1.0% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2024. Our average daily line of credit balance increased by $2.8 million, or 4.9%, to $53.6 million for the three months ended June 30, 2025 from $56.4 million for the three months ended June 30, 2024, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5 million, or 4.9%, to $99.2 million for the three months ended June 30, 2025 from $104.2 million for the three months ended June 30, 2024.

Income Tax Expense

Income tax expense was $521 thousand for the three months ended June 30, 2025, compared to an income tax expense of $1.6 million for the three months ended June 30, 2024, primarily due to discrete tax expense items related to the SEC settlement and stock-based compensation shortfalls that impacted the tax provision for the period ended June 30, 2024.

Net Income Attributable to HF Foods Group, Inc.

Net income attributable to HF Foods Group, Inc. was $1.2 million for the three months ended June 30, 2025, compared to net income of $17.0 thousand for the three months ended June 30, 2024. The improvement was primarily driven by an increase in income from operations of $1.5 million compared to the prior year period; however, the prior year’s results included a one time gain from lease guarantee income offset by an SEC settlement, which did not recur in the current year, thereby partially offsetting the year-over-year improvement.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change
Net income	$510	$235	$275
Interest expense, net	2,775	3,119	(344)
Income tax expense	521	1,599	(1,078)
Depreciation and amortization	7,261	6,590	671
EBITDA	11,067	11,543	(476)
Lease guarantee income	—	(5,433)	5,433
Change in fair value of interest rate swap contracts	685	(361)	1,046
Stock-based compensation expense	625	522	103
SEC settlement	—	3,900	(3,900)
Business transformation costs (1)	629	130	499
Other non-routine expense (2)	10	260	(250)
Executive transition and organizational redesign (3)	829	—	829
Adjusted EBITDA	$13,845	$10,561	$3,284
_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Results of Operations

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change
Net revenue	$613,281	$597,996	$15,285
Cost of revenue	507,190	495,120	12,070
Gross profit	106,091	102,876	3,215
Distribution, selling and administrative expenses	100,818	100,336	482
Income from operations	5,273	2,540	2,733
Interest expense	5,426	5,953	(527)
Other expense (income), net	(591)	3,372	(3,963)
Change in fair value of interest rate swap contracts	1,869	(2,331)	4,200
Lease guarantee income	—	(5,548)	5,548
Income (loss) before income taxes	(1,431)	1,094	(2,525)
Income tax expense (benefit)	(411)	1,418	(1,829)
Net loss and comprehensive loss	(1,020)	(324)	(696)
Less: net income (loss) attributable to noncontrolling interests	(591)	353	(944)
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(429)	$(677)	$248
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	82.7%	82.8%
Gross profit	17.3%	17.2%
Distribution, selling and administrative expenses	16.4%	16.8%
Income from operations	0.9%	0.4%
Interest expense	0.9%	1.0%
Other expense (income), net	(0.1)%	0.6%
Change in fair value of interest rate swap contracts	0.3%	(0.4)%
Lease guarantee income	—%	(0.9)%
Income (loss) before income taxes	(0.2)%	0.1%
Income tax expense (benefit)	(0.1)%	0.2%
Net loss and comprehensive loss	(0.1)%	(0.1)%
Less: net income (loss) attributable to noncontrolling interests	(0.1)%	0.1%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	—%	(0.2)%

Net Revenue

Net revenue for the six months ended June 30, 2025 increased by $15.3 million, or 2.6%, compared to the same period in 2024. This increase was primarily attributable to volume growth and improved pricing in Commodity, Meat & Poultry and Seafood, partially offset by decrease in volume within other categories.

Gross Profit

Gross profit was $106.1 million for the six months ended June 30, 2025 compared to $102.9 million in the same period in 2024, an increase of $3.2 million, or 3.1%. The gross profit increase was primarily attributable to increased net revenue partially offset by increased costs. Gross profit margin for the six months ended June 30, 2025 slightly increased to 17.3% compared to 17.2% in the same period in 2024.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $100.8 million for the six months ended June 30, 2025 slightly increased compared to prior year expenses of $100.3 million primarily due to an increase in payroll and related labor costs, partially offset by a decrease in professional fees. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.4% for the six months ended June 30, 2025 from 16.8% in the same period in 2024, primarily due to lower professional fees and increased net revenue, partially offset by increased payroll and related labor costs and insurance costs.

Interest Expense

Interest expense for the six months ended June 30, 2025 decreased by $0.5 million or 8.9%, compared to the six months ended June 30, 2024, primarily due to a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $5.1 million, partially offset by an increase in our average daily line of credit balance of $0.6 million combined with a slightly lower interest-rate environment. Average floating interest rates on our floating-rate debt for the six months ended June 30, 2025 decreased by approximately 1.0% on the line of credit and 1.0% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2024. Our average daily line of credit balance increased by $0.6 million, or 1.2%, to $51.2 million for the six months ended June 30, 2025 from $50.6 million for the six months ended June 30, 2024, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.9%, to $99.8 million for the six months ended June 30, 2025 from $104.9 million for the six months ended June 30, 2024.

Income Tax Expense (Benefit)

Income tax benefit was $411 thousand for the six months ended June 30, 2025, compared to and income tax expense of $1.4 million for the six months ended June 30, 2024. The change was primarily driven by an increase in loss before income taxes in the current period, as well as discrete items related to the SEC settlement and stock-based compensation shortfalls that impacted the tax provision for the period ended June 30, 2024.

Net Loss Attributable to HF Foods Group, Inc.

Net loss attributable to HF Foods Group Inc. was $0.4 million for the six months ended June 30, 2025, compared to net loss of $0.7 million for the six months ended June 30, 2024. The improvement of $0.2 million was primarily driven by an increase in income from operations of $2.7 million compared to the prior year period; however, the prior year’s results included a one time gain from lease guarantee income offset by an SEC settlement, which did not recur in the current year, thereby partially offsetting the year-over-year improvement.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change
Net loss	$(1,020)	$(324)	$(696)
Interest expense, net	5,384	5,953	(569)
Income tax expense (benefit)	(411)	1,418	(1,829)
Depreciation and amortization	14,019	13,266	753
EBITDA	17,972	20,313	(2,341)
Lease guarantee income	—	(5,548)	5,548
Change in fair value of interest rate swap contracts	1,869	(2,331)	4,200
Stock-based compensation expense	999	1,260	(261)
SEC settlement	—	3,900	(3,900)
Business transformation costs (1)	866	1,103	(237)
Other non-routine expense (2)	110	566	(456)
Executive transition and organizational redesign (3)	1,802	—	1,802
Adjusted EBITDA	$23,618	$19,263	$4,355
_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes contested proxy and related legal and consulting costs and facility closure costs.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of approximately $15.7 million, checks issued not presented for payment of $7.0 million and access to approximately $57.8 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of June 30, 2025.

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

As of June 30, 2025, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$10,468	$1,941	$8,527
Net cash used in investing activities	(6,592)	(6,331)	(261)
Net cash (used in) provided by financing activities	(2,693)	3,126	(5,819)
Net increase (decrease) in cash and cash equivalents	$1,183	$(1,264)	$2,447

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $8.5 million primarily due to an increase in non-cash expense add-backs, offset by the timing of working capital outlays mainly for inventory purchases to counter potential tariff increases.

Investing Activities

Net cash used in investing activities increased by $0.3 million primarily due to increased capital project spend in the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities decreased by $5.8 million to $2.7 million during the six months ended June 30, 2025 primarily due to the lower overall net proceeds from line of credit activity for the six months ended June 30, 2025 as compared the six months ended June 30, 2024.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report on Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the six months ended June 30, 2025.

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

The Company determined that there were no events or circumstances during the six months ended June 30, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

As of June 30, 2025, our aggregate floating rate debt’s outstanding principal balance without hedging was $62.9 million, or 37.7% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 62.3% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the second quarter of 2025 decreased in comparison to average prices in the same period in 2024, decreasing 7.8% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses as were reported previously, which continue to exist as of June 30, 2025. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

Other than the actions taken to continue our material weaknesses remediation efforts, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: August 11, 2025