Form 10-Q
period 2025-09-30
HF Foods Group Inc.
filed 2025-11-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(888) 905-0998
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 53,043,832 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2025

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$12,328	$14,467
Accounts receivable, net of allowances of $1,199 and $1,557	53,525	54,107
Accounts receivable - related parties	606	239
Inventories	135,496	97,783
Prepaid expenses and other current assets	6,416	11,507
TOTAL CURRENT ASSETS	208,371	178,103
Property and equipment, net	158,717	149,572
Operating lease right-of-use assets	26,801	13,944
Long-term investments	2,191	2,350
Customer relationships, net	128,690	136,615
Trademarks, trade names and other intangibles, net	26,750	24,911
Goodwill	38,815	38,815
Other long-term assets	4,748	5,681
TOTAL ASSETS	$595,083	$549,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$2,126	$5,687
Line of credit	67,162	57,483
Accounts payable	72,412	50,592
Accounts payable - related parties	563	52
Current portion of long-term debt, net	6,998	5,410
Current portion of obligations under finance leases	6,463	3,797
Current portion of obligations under operating leases	4,235	4,177
Accrued expenses and other liabilities	15,094	18,001
TOTAL CURRENT LIABILITIES	175,053	145,199
Long-term debt, net of current portion	100,266	103,324
Obligations under finance leases, non-current	26,856	19,929
Obligations under operating leases, non-current	23,764	10,125
Deferred tax liabilities	26,536	29,392
Other long-term liabilities	1,746	728
TOTAL LIABILITIES	354,221	308,697
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,041,255 and 54,735,073 shares issued and 53,043,832 and 52,737,650 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of September 30, 2025 and December 31, 2024	(7,750)	(7,750)
Additional paid-in capital	605,697	604,235
Accumulated deficit	(358,744)	(357,199)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	239,208	239,291
Noncontrolling interests	1,654	2,003
TOTAL SHAREHOLDERS’ EQUITY	240,862	241,294
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$595,083	$549,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue - third parties	$305,758	$297,619	$916,781	$893,786
Net revenue - related parties	1,220	770	3,478	2,599
TOTAL NET REVENUE	306,978	298,389	920,259	896,385

Cost of revenue - third parties	255,520	247,528	760,663	740,969
Cost of revenue - related parties	1,049	698	3,096	2,377
TOTAL COST OF REVENUE	256,569	248,226	763,759	743,346

GROSS PROFIT	50,409	50,163	156,500	153,039

Distribution, selling and administrative expenses	49,289	49,652	150,107	149,988
INCOME FROM OPERATIONS	1,120	511	6,393	3,051

Interest expense	2,941	2,644	8,367	8,597
Other (income) expense, net	(234)	(332)	(825)	3,040
Change in fair value of interest rate swap contracts	47	3,290	1,916	959
Lease guarantee income	—	—	—	(5,548)
LOSS BEFORE INCOME TAXES	(1,634)	(5,091)	(3,065)	(3,997)

Income tax expense (benefit)	(760)	(1,254)	(1,171)	164
NET LOSS AND COMPREHENSIVE LOSS	(874)	(3,837)	(1,894)	(4,161)

Less: net income (loss) attributable to noncontrolling interests	242	103	(349)	456
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(1,116)	$(3,940)	$(1,545)	$(4,617)

LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.07)	$(0.03)	$(0.09)
LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.07)	$(0.03)	$(0.09)
WEIGHTED AVERAGE SHARES - BASIC	53,031,801	52,726,683	52,913,907	52,490,321
WEIGHTED AVERAGE SHARES - DILUTED	53,031,801	52,726,683	52,913,907	52,490,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,894)	$(4,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,269	19,932
Provision (credit) for expected credit losses	(357)	(40)
Deferred tax benefit	(2,856)	(1,175)
Change in fair value of interest rate swap contracts	1,916	959
Stock-based compensation	1,618	1,961
Non-cash lease expense	3,745	2,955
Lease guarantee income	—	(5,548)
Other non-cash (income) expense	(548)	522
Changes in operating assets and liabilities:
Accounts receivable	939	(4,105)
Accounts receivable - related parties	(367)	23
Inventories	(37,713)	(13,890)
Prepaid expenses and other current assets	5,091	133
Other long-term assets	682	734
Checks issued not presented for payment	(3,561)	7,524
Accounts payable	21,820	(658)
Accounts payable - related parties	511	(323)
Operating lease liabilities	(2,905)	(3,015)
Accrued expenses and other liabilities	(2,907)	2,397
Net cash provided by operating activities	4,483	4,225
Cash flows from investing activities:
Purchase of property and equipment	(10,014)	(9,435)
Proceeds from sale of property and equipment	152	12
Net cash used in investing activities	(9,862)	(9,423)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(156)	(173)
Proceeds from line of credit	1,033,577	1,120,318
Repayment of line of credit	(1,023,791)	(1,112,012)
Proceeds from issuance of debt	3,275	—
Repayment of long-term debt	(4,776)	(4,125)
Payment of debt financing costs	(213)	—
Repayment of obligations under finance leases	(4,676)	(2,597)
Net cash provided by financing activities	3,240	1,411
Net decrease in cash	(2,139)	(3,787)
Cash at beginning of the period	14,467	15,232
Cash at end of the period	$12,328	$11,445

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$16,602	$5,222
Property acquired in exchange for finance leases	14,269	10,646
Dissolution of noncontrolling interests	—	772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net income (loss)	—	—	—	—	—	(694)	(694)	135	(559)
Stock-based compensation	—	—	—	—	738	—	738	—	738
Balance at March 31, 2024	54,153,391	$5	1,997,423	$(7,750)	$603,832	$(309,382)	$286,705	$1,457	$288,162
Net income	—	—	—	—	—	17	17	218	235
Issuance of common stock pursuant to equity compensation plan	555,181	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(40,403)	—	—	—	(128)	—	(128)	—	(128)
Dissolution of noncontrolling interests	—	—	—	—	(772)	—	(772)	772	—
Stock-based compensation	—	—	—	—	522	—	522	—	522
Balance at June 30, 2024	54,668,169	$5	1,997,423	$(7,750)	$603,454	$(309,365)	$286,344	$2,447	$288,791
Net income (loss)	—	—	—	—	—	(3,940)	(3,940)	103	(3,837)
Issuance of common stock pursuant to equity compensation plan	82,713	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(16,297)	—	—	—	(45)	—	(45)	—	(45)
Stock-based compensation	—	—	—	—	701	—	701	—	701
Balance at September 30, 2024	54,734,585	$5	1,997,423	$(7,750)	$604,110	$(313,305)	$283,060	$2,550	$285,610

Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net income (loss)	—	—	—	—	—	(1,645)	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$238,020	$2,118	$240,138
Net income (loss)	—	—	—	—	—	1,216	1,216	(706)	510
Issuance of common stock pursuant to equity compensation plan	316,251	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(39,196)	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	625	—	625	—	625
Balance at June 30, 2025	55,012,128	$5	1,997,423	$(7,750)	$605,078	$(357,628)	$239,705	$1,412	$241,117
Net income (loss)	—	—	—	—	—	(1,116)	(1,116)	242	(874)
Issuance of common stock pursuant to equity compensation plan	29,127	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	619	—	619	—	619
Balance at September 30, 2025	55,041,255	$5	1,997,423	$(7,750)	$605,697	$(358,744)	$239,208	$1,654	$240,862
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

For the quarter ended September 30, 2025, the Company had no VIEs.

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

As of September 30, 2025 and December 31, 2024, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at September 30, 2025	September 30, 2025	December 31, 2024
Min Food, Inc.	39.75%	$1,296	$1,561
Monterey Food Service, LLC	35.00%	358	442
Total		$1,654	$2,003

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

Recently Issued Accounting Pronouncements not yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. This guidance also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2025 and interim periods in those annual periods. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs. The guidance becomes effective on a prospective basis, with the option for modified prospective or retrospective application, for all entities for annual reporting periods beginning after December 15, 2027 and interim periods in those annual periods. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. See Note 14 - Segment Information in the accompanying notes to the condensed consolidated financial statements for further detail.

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025		2024		2025		2024
Seafood	$108,752	35%	$98,826	33%	$326,407	35%	$292,751	33%
Meat and Poultry	70,072	23%	64,538	21%	207,866	23%	186,080	21%
Asian Specialty	52,826	17%	74,269	25%	170,930	18%	231,971	26%
Produce	27,829	9%	31,670	11%	83,346	9%	95,924	10%
Packaging and Other	13,912	5%	15,797	5%	43,012	5%	47,816	5%
Commodity	33,587	11%	13,289	5%	88,698	10%	41,843	5%
Total	$306,978	100%	$298,389	100%	$920,259	100%	$896,385	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$54,724	$55,664
Less: allowance for expected credit losses	(1,199)	(1,557)
Accounts receivable, net	$53,525	$54,107

Movement of allowance for expected credit losses was as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Beginning balance	$1,557	$2,119
Provision (credit) for expected credit losses	(357)	(40)
Bad debt write-offs	(1)	(2)
Ending balance	$1,199	$2,077

Prepaid expenses and other current assets consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$3,652	$4,443
Advances to suppliers	2,350	5,606
Other current assets	414	1,458
Prepaid expenses and other current assets	$6,416	$11,507

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Automobiles (1)	$65,310	$50,565
Buildings	63,045	63,045
Building improvements (1)	31,729	22,709
Furniture and fixtures	422	398
Land	49,915	49,929
Machinery and equipment (1)	14,447	13,216
Construction in progress	2,456	10,370
Subtotal	227,324	210,232
Less: accumulated depreciation	(68,607)	(60,660)
Property and equipment, net	$158,717	$149,572
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $50.1 million and $19.4 million, respectively, at September 30, 2025 and $36.1 million and $14.3 million, respectively, at December 31, 2024. The total future minimum lease payments under all finance leases as of September 30, 2025 is $45.8 million.

Depreciation expense was $3.2 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $9.4 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of September 30, 2025	September 30, 2025	December 31, 2024
Asahi Food, Inc. (“Asahi”)	49%	$391	$550
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12%	1,800	1,800
Total long-term investments		$2,191	$2,350

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the three months ended September 30, 2025 and 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Accrued compensation	$6,325	$7,497
Accrued professional fees	264	553
Accrued interest and fees	878	938
Self-insurance liability	1,696	1,671
Advance from customers	421	3,081
Other	5,510	4,261
Total accrued expenses and other liabilities	$15,094	$18,001

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$253	$—	$253	$—	$504	$—	$504
Liabilities:
Interest rate swaps	$—	$1,665	$—	$1,665	$—	$—	$—	$—

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Long-Term Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
September 30, 2025
Fixed rate debt:
Bank of America	$—	$—	$66	$70
Other financial institutions	—	2,433	—	2,587
Variable rate debt:
JPMorgan Chase	$—	$97,277	$—	$97,277
Bank of America	$—	$1,953	$—	$1,953
East West Bank	$—	$5,377	$—	$5,377

December 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$104	$113
Variable rate debt:
JPMorgan Chase	$—	$101,040	$—	$101,040
Bank of America	$—	$2,063	$—	$2,063
East West Bank	$—	$5,518	$—	$5,518

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company’s fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

See Note 8 - Long-Term Debt for additional information regarding the Company’s debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. No adjustments to fair value from the write-down of asset values due to impairment were made during the nine months ended September 30, 2025 and 2024.

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

There were no assets that were carried at nonrecurring fair value at September 30, 2025. There were no assets carried at nonrecurring fair value other than goodwill at December 31, 2024.

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

There is only one reporting unit at September 30, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

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

The Company determined that there were no events or circumstances during the nine months ended September 30, 2025 that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill was $38.8 million as of September 30, 2025 and December 31, 2024.

Acquired Intangible Assets

The components of the intangible assets are as follows:

	September 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$3,892	$(3,892)	$—	$3,892	$(3,723)	$169
Trademarks and trade names	44,207	(22,782)	21,425	44,207	(19,465)	24,742
Customer relationships	185,266	(56,576)	128,690	185,266	(48,651)	136,615
Inventory Management System	5,667	(342)	5,325	—	—	—
Total	$239,032	$(83,592)	$155,440	$233,365	$(71,839)	$161,526

Amortization expense for acquired intangible assets was $4.0 million and $4.1 million for the three months ended September 30, 2025 and 2024. Amortization expense for acquired intangible assets was $11.8 million and $12.2 million for the nine months ended September 30, 2025 and 2024.

Note 7 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps (“IRS”) for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 8 - Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

As of September 30, 2025, the Company determined that the fair values of the IRS contracts were $0.3 million in an asset position and $1.7 million in a liability position. As of December 31, 2024, the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheets.

Note 8 - Long-Term Debt

Long-term debt at September 30, 2025 and December 31, 2024 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at September 30, 2025	September 30, 2025	December 31, 2024
Bank of America (a)	October 2026 - December 2029	4.34% - 6.97%	$2,023	$2,176
East West Bank (b)	August 2027 - September 2029	6.54% - 7.75%	5,377	5,518
JPMorgan Chase (c)	January 2030	6.26%	97,461	101,255
Other financial institutions	April 2026 - July 2030	6.60% - 6.99%	2,587	—
Total debt, principal amount			107,448	108,949
Less: debt issuance costs			(184)	(215)
Total debt, carrying value			107,264	108,734
Less: current portion			(6,998)	(5,410)
Long-term debt			$100,266	$103,324
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
(c)Real estate term loan with a principal balance of $97.5 million as of September 30, 2025 and $101.3 million as of December 31, 2024 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of September 30, 2025, the Company was in compliance with its covenants.

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

As of September 30, 2025, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of September 30, 2025 was $67.2 million and outstanding letters of credit amounted to $8.0 million leaving access to approximately $49.8 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

Note 9 - Stockholder's Equity

Common Stock

The Company has 100,000,000 shares of common stock authorized, with a par value of $0.0001 per share.

On September 25, 2025, the Company entered into an At-the-Market (ATM) Sales Agreement with D.A. Davidson & Co. and Roth Capital Partners, LLC, pursuant to which the Company may sell, from time to time, at its discretion, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100,000,000, subject to the terms of the sales agreement. During the period, the Company did not sell any Shares under the offering.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,046,087 and 601,719 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended September 30, 2025 and 2024, respectively, because their effect could have been anti-dilutive. There were 1,216,821 and 1,542,412 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the nine months ended September 30, 2025 and 2024, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to HF Foods Group Inc.	$(1,116)	$(3,940)	$(1,545)	$(4,617)
Denominator:
Weighted-average common shares outstanding	53,031,801	52,726,683	52,913,907	52,490,321
Effect of dilutive securities	—	—	—	—
Weighted-average dilutive shares outstanding	53,031,801	52,726,683	52,913,907	52,490,321
Loss per common share:
Basic	$(0.02)	$(0.07)	$(0.03)	$(0.09)
Diluted	$(0.02)	$(0.07)	$(0.03)	$(0.09)

Note 11 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of September 30, 2025, the Company had one subsidiary outside the U.S. that generated an insignificant amount of activity. As such, no foreign income tax was recorded.

For the three and nine months ended September 30, 2025, the Company’s effective income tax rate of 46.5% and 38.2%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes, partially offset by tax credits. The Company’s tax provision for the three and nine months ended September 30, 2025 includes a discrete tax expense of $1,900 and $2,500 related to stock-based compensation shortfalls. For the three and nine months ended September 30, 2024, the Company’s effective income tax rate of 24.6% and (4.1)%, respectively, differed from the federal statutory tax rate primarily as a result of permanent differences and state income taxes. The Company’s tax provision for the nine months ended September 30, 2024 included a discrete tax expense of $1.0 million related to the Company’s SEC settlement. Additionally, the Company’s tax provision for the three and nine months ended September 30, 2024 included a discrete tax expense of $0.1 million and $0.2 million, respectively, related to stock-based compensation shortfalls.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA in the third quarter of 2025, the period of enactment, and determined the impact was not material to the Company’s tax provision as of September 30, 2025. The Company will continue to evaluate the impact of the new legislation on its year-end consolidated financial statements but does not expect the OBBBA to have a material impact.

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

The related party transactions as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025, and 2024, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and nine months ended September 30, 2025 and 2024, respectively:

			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	Nature	2025	2024	2025	2024
(a)	Asahi Food, Inc.	Trade	$19	$20	$84	$76
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,295	1,136	3,254	4,049
(c)	Ocean Pacific Seafood Group, Inc.	Trade	133	49	247	189
(c)	Rainfield Ranches, LP	Trade	16	64	59	159
	Total		$1,463	$1,269	$3,644	$4,473
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three and nine months ended September 30, 2025 and 2024, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	2025	2024	2025	2024
(a)	ABC Food Trading, LLC	$624	$475	$1,548	$1,309
(b)	Asahi Food, Inc.	166	152	553	439
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	402	92	1,242	680
(c)	First Choice Seafood, Inc.	—	7	6	20
(c)	Fortune One Foods, Inc.	28	44	118	151
(d)	Ocean Pacific Seafood Group, Inc.	—	—	11	—
	Total	$1,220	$770	$3,478	$2,599
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 and expiring on December 31, 2025. Rent expense, which is included in distribution, selling and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, was $0.1 million for both the three months ended September 30, 2025 and 2024, and $0.2 million for both the nine months ended September 30, 2025 and 2024.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. A second addendum, executed effective September 1, 2025, was enacted during the third quarter which extends the expiration of the lease by one year to September 1, 2026. Rental income was $36,000 for both the three months ended September 30, 2025 and 2024, and $0.1 million for both the nine months ended September 30, 2025 and 2024, which is included in other expense (income), net in the condensed consolidated statements of operations and comprehensive loss.

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of September 30, 2025 and December 31, 2024, respectively:

	(In thousands)	September 30, 2025	December 31, 2024
(a)	ABC Food Trading, LLC	$118	$155
(b)	Asahi Food, Inc.	120	84
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	368	—
	Total	$606	$239
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of September 30, 2025 and December 31, 2024.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at September 30, 2025 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date of October 31, 2025. Interest income was $924 and $3,081 for the three and nine months ended September 30, 2025, which is included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2025 and December 31, 2024, respectively:

	(In thousands)	September 30, 2025	December 31, 2024
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$539	$35
	Others	24	17
	Total	$563	$52
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 13 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of September 30, 2025, the Company had 616,061 time-based vesting restricted stock units unvested, 1,056,233 performance-based restricted stock units unvested, 1,515,321 shares of common stock vested and 3,812,385 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense was $1.6 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2025, there was $4.1 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 2.04 years.

Note 14 - Segment Information

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net Revenue	$306,978	$298,389	$920,259	$896,385
Less:
Cost of Revenue	256,569	248,226	763,759	743,346
Operating Expenses:
Payroll and related labor costs	23,625	24,766	74,047	73,835
Professional fees	1,209	1,885	5,937	8,698
Depreciation	3,249	2,596	9,378	7,722
Amortization	4,001	4,070	11,891	12,210
Other segment expenses (a)	17,205	16,335	48,854	47,523
Distribution, selling and administrative expenses	49,289	49,652	150,107	149,988
Interest expense	2,941	2,644	8,367	8,597
Other (income) expense, net	(234)	(332)	(825)	3,040
Change in fair value of interest rate swap contracts	47	3,290	1,916	959
Lease guarantee income	—	—	—	(5,548)
Income tax expense (benefit)	(760)	(1,254)	(1,171)	164
Less: net income (loss) attributable to noncontrolling interests	242	103	(349)	456
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(1,116)	$(3,940)	$(1,545)	$(4,617)
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

On February 10, 2021, the Company entered into an Assignment and Assumption of Lease Agreement (“Assignment”), dated effective as of January 21, 2021, with AnHeart and Premier 273 Fifth, LLC, pursuant to which it assumed the lease of the premises at 273 Fifth Avenue (the “273 Lease Agreement”). At the same time, the closing documents were delivered to effectuate the amendment of the 273 Lease Agreement pursuant to an Amendment to Lease (the “Lease Amendment”). The Assignment and the Lease Amendment were negotiated in light of the Company’s guarantee obligations as guarantor under the 273 Lease Agreement. The Company agreed to observe all the covenants and conditions of the 273 Lease Agreement, as amended, including the payment of all rents due. Under the terms of the 273 Lease Agreement and the Assignment, the Company has undertaken to construct, at its own expense, a building on the premises at a minimum cost of $2.5 million. The Lease Amendment permits subletting of the premises, and the Company intends to sublease the newly constructed premises to defray the rental expense undertaken pursuant to its guaranty obligations. In March 2024, the Company began construction of a multi-use facility on 273 Fifth Avenue and committed $7.0 million for the completion of the construction project. The Company has incurred $7.3 million in construction costs which was placed in service in September 2025 after receiving the certificate of occupancy.

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

As of September 30, 2025, the current portion and non-current portion of obligations under all operating leases was $4.2 million and $23.8 million, respectively.

Note 16 - Subsequent Events

Departure of Chief Financial Officer

Cindy Yao, separated from the Company as its Chief Financial Officer effective October 15, 2025 (the “Separation Date”). In connection with Ms. Yao’s separation, the Company entered into a separation agreement with Ms. Yao on October 30, 2025 (the “Separation Agreement”). Under the Separation Agreement, Ms. Yao will be entitled, subject to her non-revocation of a general release of claims in favor of the Company, to one-half of her annual base salary of $375,000, paid out over a period of six months following the Separation Date (the “Severance Period”), subject to deduction for applicable withholding taxes. Ms. Yao will also be eligible to elect group health plan continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) following the Separation Date, including coverage for eligible dependents, until the earliest of (i) the expiration of the Severance Period, (ii) the expiration of eligibility for continuation coverage under COBRA, or (iii) the date on which Ms. Yao becomes eligible for substantially equivalent health insurance coverage in connection with new employment.

Utah Building Sale

On October 17, 2025, the Company entered into an agreement to sell a warehouse owned by the Company located in West Jordan, Utah. The agreement provides for a sale price of $4.6 million and is expected to close during the fourth quarter, subject to customary closing conditions. The Company does not expect the transaction to have any significant impact on current customers as operations will be consolidated into another nearby facility owned by the Company. As the building remains in use, the asset was not classified as held for sale as of September 30, 2025 on the Company’s Consolidated Balance Sheet.

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
Transformation Plan
To position the business for long-term success, we have initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: We continue the roll out of our centralized purchasing program with seafood and poultry products and have yielded positive results with respect to margin expansion for the product category. We are now focusing on expanding the program to other categories.
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
•Facility Upgrades: We continue reorganizing and upgrading some of our facilities and distribution centers to efficiently streamline costs, and to capitalize on cross-selling opportunities with both new and existing customers.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	2025	2024	Change
Net revenue	$306,978	$298,389	$8,589	$920,259	$896,385	$23,874
Income from operations	$1,120	$511	$609	$6,393	$3,051	$3,342
Net income (loss)	$(874)	$(3,837)	$2,963	$(1,894)	$(4,161)	$2,267
Adjusted EBITDA	$11,748	$8,305	$3,443	$35,366	$27,568	$7,798

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change
Net revenue	$306,978	$298,389	$8,589
Cost of revenue	256,569	248,226	8,343
Gross profit	50,409	50,163	246
Distribution, selling and administrative expenses	49,289	49,652	(363)
Income from operations	1,120	511	609
Interest expense	2,941	2,644	297
Other income, net	(234)	(332)	98
Change in fair value of interest rate swap contracts	47	3,290	(3,243)
Loss before income taxes	(1,634)	(5,091)	3,457
Income tax benefit	(760)	(1,254)	494
Net loss and comprehensive loss	(874)	(3,837)	2,963
Less: net income attributable to noncontrolling interests	242	103	139
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(1,116)	$(3,940)	$2,824

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	83.6%	83.2%
Gross profit	16.4%	16.8%
Distribution, selling and administrative expenses	16.1%	16.6%
Income from operations	0.3%	0.2%
Interest expense	1.0%	0.9%
Other income, net	(0.1)%	(0.1)%
Change in fair value of interest rate swap contracts	—%	1.1%
Loss before income taxes	(0.6)%	(1.7)%
Income tax benefit	(0.2)%	(0.4)%
Net loss and comprehensive loss	(0.4)%	(1.3)%
Less: net income attributable to noncontrolling interests	0.1%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.5)%	(1.3)%

Net Revenue

Net revenue for the three months ended September 30, 2025 increased by $8.6 million, or 2.9%, compared to the same period in 2024. The increase was primarily attributable to volume increases and improved pricing in Meat & Poultry and Seafood, offset by a slight decrease in volume within other categories.

Gross Profit

Gross profit was $50.4 million for three months ended September 30, 2025 compared to $50.2 million in the same period in 2024, an increase of $0.2 million, or 0.5%. The increase was primarily attributable to an increase in volume and improved pricing during the quarter. Gross profit margin for the three months ended September 30, 2025 of 16.4% remained relatively consistent compared to 16.8% in the same period in 2024 due to an increased proportion of sales from lower margin products, particularly Seafood.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $0.4 million, or 0.7%, to $49.3 million, for the three months ended September 30, 2025. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.1% for the three months ended September 30, 2025 from 16.6% in the same period in 2024, primarily due to increased net revenue and lower personnel, professional and insurance costs, partially offset by increased rental, occupancy and other expenses.

Interest Expense

Interest expense for the three months ended September 30, 2025 of $2.9 million increased slightly compared to $2.6 million for the three months ended September 30, 2024. Average floating interest rates on our floating-rate debt for the three months ended September 30, 2025 decreased by approximately 1.0% on our line of credit and 1.0% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2024. Our average daily line of credit balance decreased by $0.2 million, or 0.3%, to $61.5 million for the three months ended September 30, 2025 from $61.7 million for the three months ended September 30, 2024, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 5.0%, to $97.9 million for the three months ended September 30, 2025 from $103.0 million for the three months ended September 30, 2024.

Income Tax Benefit

Income tax benefit was $0.8 million for the three months ended September 30, 2025, compared to an income tax benefit of $1.3 million for the three months ended September 30, 2024, primarily due to a decrease in loss before income taxes.

Net Loss Attributable to HF Foods Group, Inc.

Net loss attributable to HF Foods Group, Inc. was $1.1 million for the three months ended September 30, 2025, compared to net loss of $3.9 million for the three months ended September 30, 2024. The improvement was primarily driven by an increase in income from operations of $0.6 million compared to the prior year period and a decrease in change in fair value of interest rate swap contracts by $3.2 million compared to 2024.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change
Net loss	$(874)	$(3,837)	$2,963
Interest expense, net	2,947	2,644	303
Income tax benefit	(760)	(1,254)	494
Depreciation and amortization	7,250	6,666	584
EBITDA	8,563	4,219	4,344
Change in fair value of interest rate swap contracts	47	3,290	(3,243)
Stock-based compensation expense	619	701	(82)
Business transformation costs (1)	1,592	77	1,515
Other non-routine expense (2)	339	18	321
Executive transition and organizational redesign (3)	588	—	588
Adjusted EBITDA	$11,748	$8,305	$3,443
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

Results of Operations

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change
Net revenue	$920,259	$896,385	$23,874
Cost of revenue	763,759	743,346	20,413
Gross profit	156,500	153,039	3,461
Distribution, selling and administrative expenses	150,107	149,988	119
Income from operations	6,393	3,051	3,342
Interest expense	8,367	8,597	(230)
Other expense (income), net	(825)	3,040	(3,865)
Change in fair value of interest rate swap contracts	1,916	959	957
Lease guarantee income	—	(5,548)	5,548
Loss before income taxes	(3,065)	(3,997)	932
Income tax expense (benefit)	(1,171)	164	(1,335)
Net loss and comprehensive loss	(1,894)	(4,161)	2,267
Less: net income (loss) attributable to noncontrolling interests	(349)	456	(805)
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(1,545)	$(4,617)	$3,072
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	83.0%	82.9%
Gross profit	17.0%	17.1%
Distribution, selling and administrative expenses	16.3%	16.7%
Income from operations	0.7%	0.4%
Interest expense	0.9%	1.0%
Other expense (income), net	(0.1)%	0.3%
Change in fair value of interest rate swap contracts	0.2%	0.1%
Lease guarantee income	—%	(0.6)%
Loss before income taxes	(0.3)%	(0.4)%
Income tax expense (benefit)	(0.1)%	—%
Net loss and comprehensive loss	(0.2)%	(0.4)%
Less: net income (loss) attributable to noncontrolling interests	—%	0.1%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(0.2)%	(0.5)%

Net Revenue

Net revenue for the nine months ended September 30, 2025 increased by $23.9 million, or 2.7%, compared to the same period in 2024. This increase was primarily attributable to volume growth and improved pricing in Commodity, Meat & Poultry and Seafood, partially offset by decrease in volume within other categories.

Gross Profit

Gross profit was $156.5 million for the nine months ended September 30, 2025 compared to $153.0 million in the same period in 2024, an increase of $3.5 million, or 2.3%. The gross profit increase was primarily attributable to increased net revenue partially offset by increased costs. Gross profit margin for the nine months ended September 30, 2025 slightly decreased to 17.0% compared to 17.1% in the same period in 2024.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $150.1 million for the nine months ended September 30, 2025 slightly increased compared to prior year expenses of $150.0 million primarily due to an increase in rental, occupancy and delivery expense, partially offset by a decrease in professional and insurance fees and travel and entertainment costs. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.3% for the nine months ended September 30, 2025 from 16.7% in the same period in 2024, primarily due to increased revenue and lower professional fees, partially offset by increased rental, occupancy and delivery costs.

Interest Expense

Interest expense for the nine months ended September 30, 2025 decreased by $0.2 million or 2.7%, compared to the nine months ended September 30, 2024, primarily due to a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $5.1 million, partially offset by an increase in our average daily line of credit balance of $0.3 million combined with a slightly lower interest-rate environment. Average floating interest rates on our floating-rate debt for the nine months ended September 30, 2025 decreased by approximately 1.0% on the line of credit and 1.0% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2024. Our average daily line of credit balance increased by $0.3 million, or 0.6%, to $54.6 million for the nine months ended September 30, 2025 from $54.3 million for the nine months ended September 30, 2024, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $5.1 million, or 4.9%, to $99.1 million for the nine months ended September 30, 2025 from $104.2 million for the nine months ended September 30, 2024.

Income Tax Expense (Benefit)

Income tax benefit was $1.2 million for the nine months ended September 30, 2025, compared to the income tax expense of $0.2 million for the nine months ended September 30, 2024. The change was primarily driven by the SEC settlement that impacted the tax provision for the period ended September 30, 2024.

Net Loss Attributable to HF Foods Group, Inc.

Net loss attributable to HF Foods Group Inc. was $1.5 million for the nine months ended September 30, 2025, compared to net loss of $4.6 million for the nine months ended September 30, 2024. The improvement of $3.1 million was primarily driven by an increase in income from operations of $3.3 million compared to the prior year period; however, the prior year’s results included a one time gain from lease guarantee income offset by an SEC settlement within other expense, which did not recur in the current year, thereby partially offsetting the year-over-year improvement.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change
Net loss	$(1,894)	$(4,161)	$2,267
Interest expense, net	8,331	8,597	(266)
Income tax expense (benefit)	(1,171)	164	(1,335)
Depreciation and amortization	21,269	19,932	1,337
EBITDA	26,535	24,532	2,003
Lease guarantee income	—	(5,548)	5,548
Change in fair value of interest rate swap contracts	1,916	959	957
Stock-based compensation expense	1,618	1,961	(343)
SEC settlement	—	3,900	(3,900)
Business transformation costs (1)	2,458	1,180	1,278
Other non-routine expense (2)	449	584	(135)
Executive transition and organizational redesign (3)	2,390	—	2,390
Adjusted EBITDA	$35,366	$27,568	$7,798
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

Liquidity and Capital Resources

As of September 30, 2025, we had cash of approximately $12.3 million, checks issued not presented for payment of $2.1 million and access to approximately $49.8 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of September 30, 2025.

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

As of September 30, 2025, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$4,483	$4,225	$258
Net cash used in investing activities	(9,862)	(9,423)	(439)
Net cash provided by financing activities	3,240	1,411	1,829
Net decrease in cash and cash equivalents	$(2,139)	$(3,787)	$1,648

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $0.3 million primarily due to an increase in non-cash expense add-backs, offset by the timing of working capital outlays mainly for inventory purchases to counter potential tariff increases.

Investing Activities

Net cash used in investing activities increased by $0.4 million primarily due to increased capital project spend in the nine months ended September 30, 2025.

Financing Activities

Net cash used in financing activities increased by $1.8 million to $3.2 million during the nine months ended September 30, 2025 primarily due to the higher overall net proceeds from line of credit activity for the nine months ended September 30, 2025 as compared the nine months ended September 30, 2024.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report on Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the nine months ended September 30, 2025.

Goodwill Impairment

The Company’s annual goodwill impairment assessment is performed as of December 31. As a result of continued declines in the level of stock price, the Company performed a quantitative goodwill impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded during the fourth quarter of the year ended December 31, 2024.

For the December 31, 2024 impairment test, we used a combination of discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization and also considered the lack of liquidity in the Company’s common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and limited equity analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. Our market capitalization is calculated using the number of common shares outstanding and common stock publicly traded price. We determined that the implied control premium was reasonable which corroborates our fair value estimates. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

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

As of September 30, 2025, the Company determined that there were no events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying value. Management considered the decrease in the Company’s share price around September 30, 2025 and concluded this was primarily attributable to market reactions and higher-than normal trade volumes caused by potential dilution related to the Company’s announcement of a $100 million At the Market (“ATM”) equity offering on September 25, 2025. We believe that due to the Company’s normally low trading volume, this creates higher volatility and fluctuations in stock price, and such a decline is not considered a sustained decline as of September 30, 2025.

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

As of September 30, 2025, our aggregate floating rate debt’s outstanding principal balance without hedging was $69.3 million, or 39.7% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Long-Term Debt to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 60.3% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.7 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices in the third quarter of 2025 increased in comparison to average prices in the same period in 2024, increasing 1.8% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. In connection with this review and the audit of our consolidated financial statements for the year ended December 31, 2024, we identified material weaknesses as were reported previously, which continue to exist as of September 30, 2025. We did not properly design or maintain effective controls over the control environment, risk assessment, control activities, information and communication components and monitoring of the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as a result of the material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025. Notwithstanding the weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, and in all material respects, our financial position, results of operation and cash flow in conformity with GAAP.

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

During the three months ended September 30, 2025, management, under the oversight of the Audit Committee of the Board of Directors, continued executing its comprehensive remediation plan. The Company achieved a significant milestone in its multi-year technology transformation initiative with the full implementation of its enterprise systems across all distribution centers and the retirement of legacy applications. This modernization provides a unified platform for financial and operational processes, enabling greater consistency, automation, and standardization of control activities. In parallel, management continued to enhance documentation, training and accountability for control owners across business units and functions. These changes are expected to strengthen the Company’s IT environment and support the continued enhancement of internal controls over financial reporting. Other than these changes there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. For information relating to legal proceedings, see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements.

ITEM 1A.     Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1	Amended and Restated HF Foods Group Inc. Severance Plan	8-K	10.1	7/7/2025
10.2	Form Key Executive Letter Agreement for the Severance Plan	8-K	10.2	7/7/2025
10.3	Sales Agreement, by and among HF Foods Group Inc., D.A. Davidson & Co. and Roth Capital Partners, LLC, dated September 25, 2025.†	8-K	10.1	9/25/2025
10.4	Offer letter, dated February 6, 2025, by and between the Company and Paul McGarry.	8-K	10.1	10/16/2025
10.5	Amendment to Offer Letter, dated October 13, 2025, by and between the Company and Paul McGarry.	8-K	10.2	10/16/2025
10.6	Separation Agreement, effective October 30, 2025, between HF Foods Group Inc., and Cindy Yao.†	8-K	10.1	11/5/2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Felix Lin
Felix Lin President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul McGarry
Paul McGarry Interim Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 10, 2025