Form 10-K
period 2025-12-31
HF Foods Group Inc.
filed 2026-03-16
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(888) 905-0998
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $143.6 million.
As of March 9, 2026, there were 53,043,832 shares of the registrant’s common stock, par value $0.0001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

HF FOODS GROUP INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

PART I.

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

ITEM 1.    BUSINESS

Overview

HF Foods Group Inc., headquartered in Las Vegas, Nevada, operating through our subsidiaries (collectively “HF Foods” or the “Company”) is a leading marketer and distributor of fresh produce, frozen and dry food, and non-food products to Asian restaurants and other foodservice customers throughout the United States.

We operate a national distribution platform comprised of sixteen distribution centers and four cross-docks, supported by a fleet of over 400 vehicles, which collectively spans 46 states and covers approximately 95% of the contiguous United States. We serve approximately 15,000 customer locations through a high-frequency, service-oriented distribution model designed to meet the operational needs of independent restaurants, including timely delivery and consistent product availability.

We believe we are differentiated by our deep cultural and language understanding of the Asian restaurant community, long-standing relationships with growers and suppliers, and specialized sourcing capabilities across North America, South America, and Asia. These strengths are reinforced by nearly 1,000 employees and a centralized outsourced call center in China, which supports order taking and customer service in customers’ primary language and enables coordinated marketing and promotional campaigns.

Our product portfolio is supported by long-term partnerships with both domestic and international suppliers, which we believe enhances our ability to provide a broad and differentiated assortment at competitive prices. Our supplier relationships and market knowledge strengthen our purchasing and negotiating position and support continuity of supply, including improving our ability to manage potential supply chain disruptions, reduce stockouts, obtain pricing concessions, and maintain reliable delivery schedules. While Asian restaurants remain our core customer base, we intend to selectively broaden our customer reach into other ethnic and specialty foodservice segments over time as we execute our long-term growth strategy.

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

Our Business and Products

Our business operates a national distribution platform consisting of sixteen distribution centers and four cross-docks, encompassing approximately 1.4 million square feet of warehouse space and supported by a fleet of over 400 vehicles. We distribute a broad assortment of food and non-food products, with a strong focus on specialty ingredients essential for Asian cuisine. Supported by an extensive supplier network, we seek to provide customers with a one-stop purchasing solution with reliable delivery, high order fulfillment rates, and competitive pricing.

We offer over 2,000 products, which include a broad range of items required to operate a restaurant. Our product offerings include meat and poultry, fresh produce, frozen seafood, general commodities, and packaging and other non-food products. The majority of our procurement consists of goods purchased domestically, including meat, poultry, produce, and certain key commodities. We also source a significant amount of product through imports, including frozen seafood, Asian specialty items, packaging, and other commodities.

The following table sets forth our product categories and sales percentage by category for the year ended December 31, 2025:

Category	Description	Percentage
Seafood	Lobster, shrimp, crab, scallops and fish, such as tuna and Alaskan salmon	36%
Meat and Poultry	Beef, pork, chicken and duck	22%
Asian Specialty	Products with an Asian flair or flavor, including specialty noodles, rice, dry goods (such as dried mushrooms or dried beans), specialty sauces/seasonings, spring rolls, and canned products (such as preserved vegetables, bamboo shoots and water chestnuts)	18%
Commodity	General commodities including oil, flour, salt and sugar	10%
Fresh Produce	Fresh, seasonal fruits and vegetables, such as celery, napa cabbage and winter melon which are widely used in Asian cuisines	9%
Packaging and Other	Take-out accessories, including bamboo chopsticks, takeout containers, plastic cups and sushi combo boxes	5%

Our supplier network and long-standing relationships with key suppliers strengthen our purchasing capabilities and negotiating position, enabling us to procure product efficiently and support consistent product availability. We utilize a centralized inventory system to help manage replenishment, optimize inventory levels, and support efficient operations. We believe these capabilities allow customers to consolidate purchasing that might otherwise be sourced from multiple vendors.

Our operations support the full order-to-delivery process through warehouse execution, fleet management, material handling equipment and processes, and experienced administrative and operating personnel. In addition, we maintain a centralized outsourced call center that supports customers during non-office hours in the United States for order-taking, customer relationship management, and after-sales service. Centralizing this function enhances quality assurance and training consistency and provides greater control over coordinated marketing and promotional campaigns, while further strengthening customer service.

We provide localized, high-frequency delivery that supports customers’ operating needs, including reduced on-hand inventory and improved freshness for perishable products. Our temperature-controlled fleet services both short- and medium-distance routes on a daily basis to support reliable delivery and high fulfillment levels.

Our Strategy

We believe we are differentiated from large, mainstream foodservice distributors, such as Sysco Corporation, US Foods Holding Corp. and Performance Food Group Company, by our deep understanding of Asian culture and cooking essentials, a differentiated product portfolio, and specialized sourcing and distribution capabilities tailored to the needs of independent restaurants. We offer a broad range of products commonly used in Asian cuisines, including many items that are not widely carried by mainstream distributors.

While Asian restaurants remain our core customer base, we believe many of our competitive strengths—our service model, specialty sourcing, logistics capabilities, and localized delivery density—are also applicable to other ethnic and specialty foodservice segments. Accordingly, we intend to selectively broaden our strategic focus over time to pursue adjacent cuisines and customer segments where our platform can deliver compelling value. We also seek to position the Company as a specialty foodservice distributor with capabilities that extend beyond any single category as we execute our long-term growth strategy through a combination of organic initiatives and acquisitions.

We believe our scale and knowledge of customer preferences and operating needs provide competitive advantages, including:

•Differentiated product assortment: We offer a broad range of Asian specialty products that are not commonly provided by large distributors serving the mainstream market.
•Cultural and language capabilities: Because many of our customers are immigrant-owned restaurants, a significant portion of our workforce can communicate with customers in their primary language, which we believe strengthens relationships, service quality and retention.
•Service and cost structure: We utilize a centralized outsourced call center in China to support telephone-based sales and customer service during non-office hours in the United States, which supports responsiveness and efficient coverage.
•Purchasing and sourcing capabilities: We leverage economies of scale and long-standing relationships with both domestic and foreign suppliers to support consistent product availability and competitive pricing.

•Distribution network and delivery density: Our distribution centers and cross-docks are strategically located and supported by a fleet of delivery vehicles. Many delivery routes are limited to approximately three to five hours of driving time, which supports delivery timeliness and high fulfillment levels.
•Technology-enabled operations: Our customized systems support inventory management, customer service, and operational efficiency.
•Customer-specific marketing and engagement: Our cultural and bilingual capabilities support targeted communication and promotional activity tailored to customer preferences.

We seek to expand in new and existing markets through a combination of organic initiatives and acquisitions, including opportunities to strengthen our market position, enhance our distribution footprint, and broaden our product capabilities. We also evaluate potential vertical expansion opportunities in connection with acquisitions, including value-added offerings such as semi-prepared food products, where we believe such offerings can support customer needs and improve service. We continue to invest in technology and operating systems to improve efficiency, accuracy, and customer satisfaction and to support our long-term growth objectives.

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

Unique Cooking Style and Ingredients for Asian Cuisines. Asian cuisine requires unique cooking techniques such as steaming and stir-frying in a wok, and requires specialty ingredients and vegetables such as bitter melons, Asian yams, vine spinach, napa cabbage and winter melon. It also requires special seasonings and spices, including peanut oil, cooking wine, vinegar, dark soy sauce, black bean sauce, pepper oil and chili oil. Most of the unique ingredients for Asian cuisine are staple supplies of HF Foods that are not widely available from mainstream U.S. suppliers.

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

Continued Consumer Spending on Food Away From Home. Restaurant spending has remained resilient as consumer routines have normalized post-pandemic, with consumers continually favoring dining out as part of their routine food consumption. This trend reflects a broader preference for the convenience, experience, and variety offered by restaurants including those specializing in Asian cuisines. As consumers maintain strong engagement with restaurant dining, we expect demand for Asian and other foodservice operators to remain robust, supporting ongoing growth opportunities for our business.

Customer Service

We provide comprehensive support to existing and prospective customers through a two-pronged approach: a centralized outsourced call center in Fuzhou, China and our domestic sales team in the United States. The call center supports customers in their primary language and provides order-taking, customer relationship management, and after-sales service, while our domestic sales team maintains close in-market relationships through regular on-site visits to customers’ restaurants.

Together, these teams support the full sales cycle—from initial order through post-sales service—and help strengthen customer rapport and retention. We believe our cultural understanding and language capabilities enable us to better anticipate customer preferences and operating needs compared to mainstream foodservice distributors. We also leverage our customized information system to share timely and relevant information with customers to help them grow their business, including purchasing history, order tracking, item availability, promotional items, and best-selling or trending products.

We develop and execute strategies and action plans designed to align sales and marketing efforts across channels. Our domestic sales team works closely with sales staff in China to help ensure consistent execution and swift follow-through. In addition, our distribution centers are empowered to meet local and regional customer needs by tailoring their product portfolios.

We also emphasize customer care and satisfaction through a refund policy without penalty. Our 100% satisfaction guarantee permits customers to reject part of an order or an entire order within 24 hours of receipt without penalty, which we believe further strengthens customer trust and loyalty.

Suppliers

We manage procurement through a centralized purchasing process designed to improve purchasing efficiency, support consistent product availability, and enhance supplier relationships. Our distribution centers submit inventory replenishment requests through our information systems to designated buyers, who consolidate demand across locations and source products in a cost-effective manner. We believe this approach enables us to leverage purchasing scale and maintain vendor relationships under a consistent brand.

We maintain a broad supplier network that includes domestic and international suppliers. We source from a defined vendor pool to support product quality, availability, and competitive pricing. Our procurement team manages relationships directly with major vendors for high-volume and frequently purchased items. For smaller-volume purchases and certain specialty items, we also utilize brokers, which can provide access to additional suppliers and purchasing scale.

Our procurement team monitors market conditions for seasonal and other price-sensitive products, including fresh produce, and adjusts purchasing decisions based on availability, pricing, and customer demand. Where appropriate, we employ multi-sourcing strategies for comparable products to reduce supply risk and support competitive pricing.

Inventory levels are reviewed daily at each distribution center through our information systems, and purchase requests are submitted to procurement teams at headquarters and regional offices as needed. Procurement personnel may adjust purchasing decisions based on inventory data, forecasted demand, and supplier lead times. Delivery schedules are coordinated based on the needs of each location and product category. Lead times vary by product type and sourcing channel. For perishable goods, suppliers typically deliver products within 72 hours of order placement. Certain products sourced through import brokers may have lead times of up to seven days.

None of our suppliers accounted for more than 10% of our aggregate purchases during the years ended December 31, 2025 and 2024.

Trademarks

We rely on trademarks, service marks, trade names, logos, trade dress, domain names, and related brand assets to market and distinguish our products and services. Our principal U.S. trademarks include, among others, HF FOODS™, HF FOODS Stylized

(B&W)™, HF FOODS Stylized (Color)™, HF Design (B&W)®, HF Design (Color)®, FENG WEI™, FENG WEI & Design™, FĒNG ZHĪ WÈI (in Chinese Characters)™, FENGWEI™, HAI XI (In Chinese Characters)™, HAI XI SHIPIN PIFA GONGSI (In Chinese Characters)™, OCEAN WEST™, Great Wall Design®, Great Wall Seafood™, RONG GREEN LEAF & Design®, RONG & Design®, <333> (Stylized)®, SEA888 & Design®, the Han Feng trade name, the Rong Cheng trade name. We own United States registrations for certain of these marks and have additional applications pending with the U.S. Patent and Trademark Office. We also claim common law rights in other marks and trade names used in U.S. commerce for which we have not sought registration. Common law rights arise from use, can be significant, and are generally limited to the geographic areas and channels of trade in which the marks are used.

Our HF Design (Color)® and HF Design (B&W)® United States registrations have been in place since 2019 and 2020, respectively. U.S. federal trademark registrations generally have an initial ten‑year term and may be renewed for successive ten‑year periods, subject to continued use and required maintenance filings; accordingly, trademark protection in the United States can be of potentially indefinite duration. Our U.S. common law trademark rights likewise arise from use and can continue indefinitely so long as the marks remain in use and maintain their distinctiveness.

We consider our trademarks to be material to our business and brand reputation. We maintain trademark protection through a combination of federal registrations, common law rights, enforcement practices, and renewal and maintenance filings. We also register and maintain internet domain names incorporating or associated with our brands.

Although our trademarks are important to our business, our overall operations are not dependent on any single trademark, and we believe we have adequate rights to use our material marks in the United States for our current offerings. However, the value of our trademarks could be diminished if we are unable to maintain or enforce them, if third parties adopt confusingly similar marks, or if our marks become generic or otherwise weakened.

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

As of December 31, 2025, we had 949 full-time employees, 6 part-time employees and 33 temporary employees through staffing agencies. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

Recruiting, Training and Development

Our ability to continue to retain, attract, and recruit top talent at all levels is key to our future success. We continue to transform our operations through new system and process improvements, automation equipment and technology, training and development.

Inclusion

HF Foods was founded by Asian Americans, and throughout our history, we have continued to maintain inclusion as one of our top priorities by providing opportunities to all employees regardless of background. Three out of four members of our Board of Directors are Asian or Hispanic. At the corporate level, over 50% of our director and above positions are held by women.

Recent Developments

CFO Transition

On October 15, 2025 (the “Separation Date”), Cindy Yao, departed from the Company as its Chief Financial Officer. In connection with Ms. Yao’s departure, the Company entered into a Separation Agreement (the “Separation Agreement”) with Ms. Yao effective November 6, 2025.

Effective October 15, 2025, Paul McGarry, who previously served as the Company’s Vice President and Corporate Controller was appointed Interim Chief Financial Officer. Effective January 27, 2026, the Board of Directors appointed Mr. McGarry to serve as the Company’s Chief Financial Officer.

Opening of a State-of-the-Art Distribution Warehouse in Powder Springs, GA

On December 18, 2025, the Company officially opened its newest 182,000 square foot distribution center located outside Atlanta, in Powder Springs, Georgia. This brand-new facility includes warehouse, freezer, cooler, and office space and provides significant opportunities for expanding our existing operations in Atlanta and the surrounding cities and states. The Company plans to incorporate automated material handling and warehouse management technologies at the facility to support operating efficiency. The new distribution center will continue to service over 1,000 customers from HF Food’s previous Atlanta location and is now open to deliver more business throughout Georgia, Alabama, Mississippi, and Tennessee. The distribution center is located at 4795 Innovative Highway, Powder Springs, GA 30127, and currently employs over 50 individuals with plans to expand operations throughout 2026.

Adoption of Amended and Restated Executive Severance Plan

On January 27, 2026, the Board approved amendments to the Amended and Restated HF Foods Group Inc. Severance Plan (the “Amended Severance Plan”), effective January 27, 2026. The Amended Severance Plan amends, among other items, the definition of “Key Executive” to “Key Employees”, which expands the Amended Severance Plan’s applicability to a “select group of management or highly compensated employees” (within the meaning of Sections 201(a), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974, as amended) of the Company who has been designated by the Committee (as defined in the Amended Severance Plan) as a Key Employee for purposes of this Amended Severance Plan. The Amended Severance Plan also extends the qualifying period for severance payments to certain executives and employees eligible to participate on a termination of employment without “cause” (as defined in the Amended Severance Plan) or by the individual for “good reason” (as defined in the Amended Severance Plan), with different severance payments depending on the title of the individual and whether or not the termination occurring during the period beginning six months before through 24 months after a “change in control” (as defined in the Amended Severance Plan).

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

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; proper handling and disposal of solid and hazardous wastes; protecting against and appropriately investigating and remediating spills and releases; and monitoring and maintaining underground and above ground storage tanks for diesel fuel and other petroleum products. For the year ended December 31, 2025, the costs of managing our compliance with environmental laws and regulations was nominal.

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

Information about our Executive Officers

Name	Age	Position
Xi Lin	36	President and Chief Executive Officer
Cindy Yao	58	Former Chief Financial Officer
Paul McGarry	57	Chief Financial Officer
Christine Chang	43	Chief Administrative Officer

Xi Lin (aka Felix Lin) was appointed to serve as Chief Executive Officer, effective January 1, 2025, and has served as President since February 12, 2024. Mr. Lin previously served as Chief Operating Officer of the Company from May 1, 2022 to January 1, 2025. Mr. Lin also previously served as an independent director of HF Foods from November 2019 to April 2022. Mr. Lin worked in a number of positions at Blue Bird Corporation (NASDAQ: BLBD) from 2010 until his resignation on April 1, 2022. Prior to his resignation, he was Vice President, with responsibility for compliance, human resources, government relations, corporate training, strategic relationships, and supply chain M&A. He also held various other leadership positions within Blue Bird Corporation in the Manufacturing Operations and Supply Chain Departments from 2015 to 2016, the Finance and Accounting Department in 2011 and from 2013 to 2015, and the International Business Development and M&A Departments in 2012. Mr. Lin received his B.A. in Accounting and Finance from the Eugene Stetson School of Business and Economics at Mercer University in Georgia, a Master’s degree in Accountancy from the J. Whitney Bunting College of Business at Georgia College and State University in Georgia, and a Master’s degree in Business Administration from the University of North Carolina at Chapel Hill.

Cindy Yao served as Chief Financial Officer from May 1, 2024 until October 15, 2025. Ms. Yao joined HF Foods with over three decades of Finance and Accounting leadership experience. For the past 10 years, Ms. Yao served as Chief Financial Officer and Executive Vice President for Markel Food Group, a company providing high-quality, innovative automated process solutions, consulting services and technical support to food producers. Prior to that, from 2002 to 2013, Ms. Yao served as Vice President and Corporate Treasurer for Bausch + Lomb Corporation (NYSE: BLCO), an eye health company with $4.8 billion in annual revenue. Ms. Yao also served in various Finance and Accounting leadership roles with Corning Incorporated (NYSE: GLW), Eastman Kodak Company (NYSE: KODK), and Coopers & Lybrand LLP, (now part of PwC) prior to 2002. Ms. Yao holds a Master’s degree in Accounting from the Virginia Polytechnic Institute and State University and an Executive Master’s degree in Business Administration from the Simon Business School of the University of Rochester. Ms. Yao’s separation from the Company was effective as of October 15, 2025 and terms of the separation are governed by a separation agreement dated October 30, 2025.

Paul McGarry has served as Chief Financial Officer since January 27, 2026. Prior to his appointment as Chief Financial Officer, Mr. McGarry served as Interim Chief Financial Officer since October 15, 2025. Mr. McGarry served as the Company’s Vice President, Corporate Controller prior to his appointment as Interim Chief Financial Officer, since February 2025. Mr. McGarry is a senior finance executive with deep experience in public-company corporate governance, enterprise finance, capital markets, and operational transformation. Prior to joining the Company, Mr. McGarry served as Corporate Financial Controller at American Battery Technology Company (NASDAQ: ABAT) from July 2024 until February 2025, where he oversaw financial operations and strengthened the internal control environment. From 2023 to 2024 he served as a financial executive consultant to Alimera Sciences, Inc. (now part of ANI Pharmaceuticals, NASDAQ: ANIP), providing forecasting, financial reporting, and internal control advisory services. Prior to his time at Alimera Sciences, Inc., Mr. McGarry was a Senior Vice President, Finance and Chief Accounting Officer at Rockwell Medical, Inc. (NASDAQ: RMTI) from 2019 to 2023; Corporate Financial Controller at Alyvant, Inc. from 2018 to 2019; and Corporate Financial Controller at Champions Oncology, Inc. (NASDAQ: CSBR) from 2011 to 2018. He began his career at Deloitte & Touche LLP, where he served as an Audit Manager in Assurance and Advisory Services. Mr. McGarry received his B.S. in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

Christine Chang has served as Chief Administrative Officer since January 27, 2026. Prior to her appointment as Chief Administrative Officer, Ms. Chang served as General Counsel and Chief Compliance Officer since September 8, 2021. Ms. Chang previously served as Vice President - Legal Affairs, Labor Relations and Litigation for Boyd Gaming Corp. (NYSE: BYD). From 2014 through August 2020, she served in various capacities as Corporate Counsel, Litigation, Senior Corporate Counsel, Litigation, and Vice President and Chief Counsel, Litigation, for Caesars Entertainment, Inc. (NASDAQ: CZR). Ms. Chang also served as an associate at the law firm of Dentons LLP, from 2008 to 2013. Ms. Chang holds a Bachelor of Arts in Rhetoric from the University of California and a Juris Doctorate from Columbia University.

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

ITEM 1A.    RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position and/or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business. The risks set forth in this Section 1A are presented as of December 31, 2025 and the period then ended.

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

On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This decision introduces uncertainty regarding potential refund processes and future trade policy actions that could affect the Company’s cost structure and supply chain planning. The ultimate impact of tariffs and other trade policies on the Company’s business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures and the Company’s ability to mitigate these effects.

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

Volatile fuel prices have a direct impact on the industry served by us. We require significant quantities of fuel for delivery vehicles and are exposed to the risk associated with fluctuations in the market price for fuel. The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions, environmental concerns, and geopolitical conflicts. The cost of fuel affects the price paid by us for products, as well as the costs we incur to deliver products to the customers. There is no guarantee that we will be able to pass along a portion of increased fuel costs to our customers in the future. If fuel costs remain elevated or increase further in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which may have a negative impact on our results of operations.

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

We rely on technology in our business and any cybersecurity incident (including artificial intelligence (“AI”) -enabled threads), AI-related operational errors, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

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

These technology systems are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent releases of information. The risk of cybersecurity attacks may increase as AI capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, any or all of which could potentially adversely affect our customer service, decrease the volume of our business and/or result in increased costs and lower profits.

A significant cybersecurity incident involving our cybersecurity infrastructure may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks. The risk of such an incident can exist whether software services are in our technology systems or are in cloud-based software services. Intrusions and other incidents have occurred, and may occur again, in our systems and in the systems of our suppliers and third-party administrators. In addition, generative AI tools may inadvertently expose, misuse, or incorporate our confidential, personal, or third-party data, which could result in data leakage, intellectual property risks, privacy violations, or contractual breaches. Any such incident could result in operational impairments, significant harm to our reputation and financial losses.

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

Additionally, we currently utilize certain AI tools, and as we increase our use of AI tools, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on the AI tool will increase. Evolving and uncertain AI laws, standards, and governance expectations could impose new compliance obligations, restrictions, audit requirements, or liabilities, and our failure to comply could result in fines, remediation costs, or reputational harm.

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

The appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our Board of Directors regularly reviews these transactions. The Company’s Compliance Department also distributes conflict of interest surveys to relevant individuals on its purchasing and management team and has a robust supplier and vendor due diligence program. Notwithstanding this, it is possible that a conflict of interest could have an adverse effect on our business, financial condition and results of operations. For more information on our related party transactions, see Note 13 - Related Party Transactions in our consolidated financial statements in this Annual Report on Form 10-K.

We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our “HF” logo trademarks (HF FOODS™, HF FOODS Stylized (B&W)™, HF FOODS Stylized (Color)™, HF Design (B&W)®, HF Design (Color)®) and our trade names including “the Han Feng trade name,” “ the Rong Cheng trade name” and “Great Wall Design®, and Great Wall Seafood™,” are valuable assets that reinforce our customers’ favorable perception of our products. Our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could cause customer confusion or negatively affect customers’ perception of our brand and products, and eventually adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to renew or replace our current leases on favorable terms, or any of our current leases are terminated prior to expiration of their stated terms, and we cannot find suitable alternate locations, our operations and profitability could be negatively impacted.

As of December 31, 2025 we owned approximately 0.9 million square feet of our distribution centers (or 67% of the total square feet), and the remainder (or 33% of the total square feet) was occupied under leasing arrangements. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and/or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Turnover among our senior management, directors and other key personnel may create uncertainty and adversely affect our operations.

Our success is substantially dependent on our senior management, directors and other key personnel. Our senior management, directors and other key personnel have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy, and are integral to our brand, culture and reputation with suppliers and consumers. The loss of the services of any senior management, directors or other key personnel could have a material adverse effect on our business and prospects. When appropriate we will appoint new members to our board of directors as part of our continuous efforts to enhance our corporate governance and our future strategies and plans. Newly appointed directors may have different professional experiences and industry knowledge from those individuals who previously served, and may have different views on the issues that will determine our future strategies and plans. Such changes to strategic or operating goals may ultimately be unsuccessful. In addition, transition periods relating to such changes are often difficult as new personnel gain more detailed knowledge of our operations and management. If we do not integrate any new personnel successfully, including our new directors, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. Any departure of senior management, directors and other key personnel could be viewed in a negative light by investors and analysts, which may cause our stock price to decline.

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

From time to time, we may be party to various claims and legal proceedings, as well as governmental and regulatory investigations and proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. For more information related to our litigation and regulatory proceedings, see Part I, Item 3. Legal Proceedings to this Annual Report on Form 10-K.

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

Changes to central bank policy interest rates remain uncertain and changes to these rates can impact our business. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and industry demand generally. Rising interest rates may cause credit market dislocations which can impact funding costs.

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

Impairment analysis requires significant judgment by management and the fair value of goodwill, amortizable intangible assets or other long-lived assets are sensitive to changes in key assumptions used in the projected cash flows, which include forecasted revenues and perpetual growth rates, among others, as well as current market conditions in both the United States and globally. To the extent that business conditions may deteriorate, or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record impairment charges, which could be material. The Company completed its most recent annual impairment assessment for goodwill as of the last day of the fourth quarter of fiscal year 2025. The results of the assessment indicated carrying value in excess of fair value of the reporting unit, and as such, a goodwill impairment charge of $38.8 million was recorded during the year ended December 31, 2025. Following the impairment test conducted as of December 31, 2025, the Company’s goodwill was fully impaired.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. Our management has concluded that (1) our internal controls over financial reporting were not effective as of December 31, 2025, (2) there existed material weaknesses in our internal control over financial reporting as of December 31, 2025, and (3) our disclosure controls and procedures were not effective as of December 31, 2025. Refer to the discussion of these conclusions below, under Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

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

The Company’s former Chairman and Co-Chief Executive Officer, Zhou Min Ni, directly and indirectly through the trustee of the trusts established for the benefit of his family, beneficially owns approximately 22% of our common stock. As a result, Mr. Ni has sufficient voting power to significantly influence matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. However, in June 2024, Mr. Ni entered into a settlement with the SEC, pursuant to which Mr. Ni is enjoined from directly or indirectly participating in the management of, or otherwise exercising any control or influence over the Company; provided, however, that such injunction does not prevent Mr. Ni from voting, purchasing or selling shares of the Company on his own behalf.

Despite the settlement with the SEC, the possibility that Mr. Ni may sell all or a large portion of his common stock in a short period of time could adversely affect the trading price of our common stock. Additionally, the interests of Mr. Ni may not align with the interests of other holders of our common stock, and he may vote against the Company’s interests. Mr. Ni’s significant beneficial ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

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

Governance

Our Board of Directors oversees our overall risk management strategy. Our information security program is managed by our Senior Vice President of People and Technology, who has over twenty-five years of experience in IT leadership across a variety of industries including manufacturing, distribution, defense, and financial services, whose team is responsible for maintaining our enterprise-wide cybersecurity strategy, policies, standards, architecture and processes. Our program is assessed both internally and externally by third parties, including our virtual Chief Information Security Officer (“vCISO”) partner. Our Senior Vice President of People and Technology provides reports at least quarterly to our Audit Committee, as well as our Disclosure Committee, which comprises senior management and key stakeholders, as appropriate. The reports provided include updates on our cyber risks and threats, and key updates to our information security systems and programs as well as the current threat environment.

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

ITEM 2.    PROPERTIES
We operate sixteen distribution centers with a total of approximately 1.4 million square feet of warehouse space, including approximately 404,000 square feet of cold storage, for distribution, warehousing inventory, service and administrative functions. We own approximately 0.9 million square feet of our distribution centers (or 67% of the total square feet), and the remainder (or 33% of the total square feet) is occupied under leasing arrangements. The following table sets forth the approximate aggregate square footage by state for these distribution facilities as of December 31, 2025.

Location	Number of Facilities	Total Square Feet
Arizona	1	68,000
California	4	355,000
Colorado	1	56,000
Florida	1	136,000
Georgia (a)	1	182,000
Illinois	1	140,000
North Carolina	1	172,000
Texas	2	60,000
Utah	2	93,000
Virginia	1	44,000
Washington	1	70,000
Total	16	1,376,000
_______________
(a) These figures do not include one facility located in Atlanta, GA that was being vacated due to the transition to a new location. The lease on the vacated facility expired as of December 31, 2025.
We also operate a 50,000 square foot specialty oil manufacturing and packaging facility in Kansas and four cross-docks which are located in California, Nevada, Ohio and Oregon. Additionally, we own a 118,000 square foot distribution facility in North Carolina which we are preparing for operations to commence in 2026.
We lease our corporate headquarters located in Las Vegas, Nevada, consisting of approximately 13,000 square feet with a term of 6.5 years that began on March 17, 2021. We also lease office space for a corporate location in Los Angeles, California.

Opening of a State-of-the-Art Distribution Warehouse in Powder Springs, GA

On December 18, 2025, the Company officially opened its newest 182,000 square foot distribution center located outside Atlanta, in Powder Springs, Georgia. This brand-new facility includes warehouse, freezer, cooler, and office space and provides significant opportunities for expanding our existing operations in Atlanta and the surrounding cities and states. The Company plans to incorporate automated material handling and warehouse management technologies at the facility to support operating efficiency. The new distribution center will continue to service over 1,000 customers from HF Food’s previous Atlanta location and is now open to deliver more business throughout Georgia, Alabama, Mississippi, and Tennessee. The distribution center is located at 4795 Innovative Highway, Powder Springs, GA 30127, and currently employs over 50 individuals with plans to expand operations throughout 2026.
We believe that, in the aggregate, our real estate is suitable and adequate to serve the needs of our business.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. We continuously assess the potential liability related to our pending litigation and revise its estimates when additional information becomes available. Adverse outcomes in some or all of these matters may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. There also exists the possibility of a material adverse effect on our financial statements for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable. See Note 17 - Commitments and Contingencies for additional information.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are listed for trading on NASDAQ under the symbol “HFFG,” and have been publicly traded since September 7, 2017. Prior to that date, there was no public market for our stock.

Holders of Record

As of March 9, 2026, there were 33 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and the Standard and Poor’s 500 Food & Beverage Select Industry Index from December 31, 2020 to December 31, 2025.

The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2020. The cumulative total return on our common stock as presented is not necessarily indicative of future performance.

Total Return Performance
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
HFFG
S&P 500
S&P 500 Food and Beverage Select Industry Index

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
HF Foods Group Inc.	$100	$113	$54	$71	$43	$29
S&P 500	$100	$127	$102	$127	$157	$182
S&P 500 Food and Beverage Select Industry Index	$100	$114	$111	$112	$116	$109

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information about our business, the results of operations, financial condition, liquidity and capital resources of HF Foods Group Inc. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A. Risk Factors. and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above for further explanation.

Recent Developments

CFO Transition

On October 15, 2025 (the “Separation Date”), Cindy Yao, departed from the Company as its Chief Financial Officer. In connection with Ms. Yao’s departure, the Company entered into a Separation Agreement (the “Separation Agreement”) with Ms. Yao effective November 6, 2025.

Effective October 15, 2025, Paul McGarry, who previously served as the Company’s Vice President and Corporate Controller was appointed Interim Chief Financial Officer. Effective January 27, 2026, the Board of Directors appointed Mr. McGarry to serve as the Company’s Chief Financial Officer.

Opening of a State-of-the-Art Distribution Warehouse in Powder Springs, GA

On December 18, 2025, the Company officially opened its newest 182,000 square foot distribution center located outside Atlanta, in Powder Springs, Georgia. This brand-new facility includes warehouse, freezer, cooler, and office space and provides significant opportunities for expanding our existing operations in Atlanta and the surrounding cities and states. The Company plans to incorporate automated material handling and warehouse management technologies at the facility to support operating efficiency. The new distribution center will continue to service over 1,000 customers from HF Food’s previous Atlanta location and is now open to deliver more business throughout Georgia, Alabama, Mississippi, and Tennessee. The distribution center is located at 4795 Innovative Highway, Powder Springs, GA 30127, and currently employs over 50 individuals with plans to expand operations throughout 2026.

Business Overview

HF Foods is a leading marketer and distributor of fresh produce, frozen and dry food, and non-food products to Asian restaurants and other foodservice customers throughout the United States.

We operate a national distribution platform comprised of sixteen distribution centers and four cross-docks, supported by a fleet of over 400 vehicles, which collectively spans 46 states and covers approximately 95% of the contiguous United States. We serve approximately 15,000 customer locations through a high-frequency, service-oriented distribution model designed to meet the operational needs of independent restaurants, including timely delivery and consistent product availability.

We believe we are differentiated by our deep cultural and language understanding of the Asian restaurant community, long-standing relationships with growers and suppliers, and specialized sourcing capabilities across North America, South America, and Asia. These strengths are reinforced by nearly 1,000 employees and a centralized outsourced call center in China, which supports order taking and customer service in customers’ primary language and enables coordinated marketing and promotional campaigns.

Our product portfolio is supported by long-term partnerships with both domestic and international suppliers, which we believe enhances our ability to provide a broad and differentiated assortment at competitive prices. Our supplier relationships and market knowledge strengthen our purchasing and negotiating position and support continuity of supply, including improving our ability to manage potential supply chain disruptions, reduce stockouts, obtain pricing concessions, and maintain reliable delivery schedules. While Asian restaurants remain our core customer base, we intend to selectively broaden our customer reach into other ethnic and specialty foodservice segments over time as we execute our long-term growth strategy.

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

Gross Profit

Gross profit is equal to net revenue minus cost of revenue. Cost of revenue primarily includes inventory costs (net of supplier consideration), inbound freight, tariffs, customs clearance fees and other miscellaneous expenses. Cost of revenue generally changes as we incur higher or lower costs from suppliers and as the customer and product mix changes.

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

Financial Review

Highlights for 2025 included:

•Net revenue: Net revenue was $1,228.3 million in 2025, compared to $1,201.7 million in 2024, an increase of $26.6 million, or 2.2%. The increase was primarily attributable to volume growth and improved pricing in Seafood and Meat & Poultry and volume growth in Commodity, partially offset by volume decreases within other categories.

•Gross profit: Gross profit was $207.6 million in 2025 compared to $205.2 million in 2024, an increase of $2.4 million, or 1.2%. The increase was primarily attributable to volume growth and improved pricing in Seafood and Meat and Poultry and volume growth in Commodity, partially offset by volume decreases in other categories. Gross profit margin of 16.9% for 2025 decreased from 17.1% in the prior year due to a shift in sales mix from Asian Specialty with higher margin to Meat and Poultry and Commodity with lower margins.

•Distribution, selling and administrative expenses: Distribution, selling and administrative expenses increased by $3.7 million, or 1.9%, in 2025 compared to 2024, mainly due to increases in depreciation expense of $2.3 million, occupancy expenses of $1.4 million, auto & truck expense of $1.4 million and insurance costs of $1.2 million partially offset by a reduction in professional fees of $2.8 million. Distribution, selling and administrative expenses as a percentage of net revenue remained relatively consistent at 16.4% in 2025 compared to 16.5% in 2024.

•Net loss attributable to HF Foods Group Inc.: Net loss attributable to HF Foods Group Inc. was $38.8 million in 2025 compared to net loss of $48.5 million in 2024. The improvement of $9.7 million was primarily driven by an increase in income tax benefit of $7.9 million, due to the result of current year goodwill impairment charges, as well as an improvement in loss from operations of $6.1 million compared to 2024 which was offset by one time gain from the termination of a lease guarantee liability of $5.5 million within other income in the prior year and an increase in fair value of interest rate swap expense year over year of $3.6 million.

Results of Operations

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024
The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2025 and 2024. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
($ in thousands)	2025	2024	Change
Net revenue	$1,228,282	$1,201,667	$26,615
Cost of revenue	1,020,706	996,473	24,233
Gross profit	207,576	205,194	2,382
Distribution, selling and administrative expenses	201,762	198,026	3,736
Goodwill impairment charges	38,815	46,303	(7,488)
Loss from operations	(33,001)	(39,135)	6,134
Interest expense	11,467	11,425	42
Other expense (income), net	(1,057)	2,818	(3,875)
Change in fair value of interest rate swap contracts	1,870	(1,693)	3,563
Lease guarantee income	—	(5,548)	5,548
Loss before income taxes	(45,281)	(46,137)	856
Income tax expense (benefit)	(5,970)	1,965	(7,935)
Net loss and comprehensive loss	(39,311)	(48,102)	8,791
Less: net income (loss) attributable to noncontrolling interests	(468)	409	(877)
Net loss and comprehensive loss attributable to HF Foods Group Inc.	$(38,843)	$(48,511)	$9,668

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Net revenue	100.0%	100.0%
Cost of revenue	83.1%	82.9%
Gross profit	16.9%	17.1%
Distribution, selling and administrative expenses	16.4%	16.5%
Goodwill impairment charges	3.2%	3.9%
Loss from operations	(2.7)%	(3.3)%
Interest expense	0.9%	0.9%
Other expense (income), net	(0.1)%	0.2%
Change in fair value of interest rate swap contracts	0.2%	(0.1)%
Lease guarantee income	—%	(0.5)%
Loss before income taxes	(3.7)%	(3.8)%
Income tax expense (benefit)	(0.5)%	0.2%
Net loss and comprehensive loss	(3.2)%	(4.0)%
Less: net income (loss) attributable to noncontrolling interests	—%	—%
Net loss and comprehensive loss attributable to HF Foods Group Inc.	(3.2)%	(4.0)%

Net Revenue

Net revenue for the year ended December 31, 2025 increased by $26.6 million, or 2.2%, compared to the same period in 2024. The increase was primarily attributable to volume growth and improved pricing in Seafood and Meat & Poultry and volume growth in Commodity, partially offset by volume decreases within other categories.

Gross Profit

Gross profit was $207.6 million for the year ended December 31, 2025 compared to $205.2 million in the same period in 2024, an increase of $2.4 million, or 1.2%. The gross profit increase was attributable to increased net revenue partially offset by increased costs. Gross profit margin for the year ended December 31, 2025 decreased slightly to 16.9% compared to 17.1% in the same period in 2024.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $201.8 million for the year ended December 31, 2025 increased by $3.7 million, or 1.9%, in 2025 compared to $198.0 million in 2024, mainly due to increases in depreciation expense of $2.3 million, occupancy expenses of $1.4 million, auto & truck expense of $1.4 million and insurance costs of $1.2 million partially offset by a reduction in professional fees of $2.8 million. Distribution, selling and administrative expenses as a percentage of net revenue remained relatively consistent at 16.4% in 2025 compared to 16.5% in 2024.

Interest Expense

Interest expense for the year ended December 31, 2025 increased slightly to $11.47 million, compared to $11.43 million for the year ended December 31, 2024, an increase of $0.04 million or 0.4%. The increase was driven by an increase in our average daily line of credit balance of $1.3 million, partially offset by a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $5.1 million combined with a slightly lower interest-rate environment. Average floating interest rates on our floating-rate debt for the year ended December 31, 2025 decreased by approximately 0.9% on the line of credit and 0.9% on the JPMorgan Chase mortgage-secured term loan, compared to 2024. Our average daily line of credit balance was $56.8 million for the year ended December 31, 2025, up from $55.5 million for the year ended December 31, 2024, while our average daily JPMorgan Chase mortgage-secured term loan balance decreased to $98.5 million for the year ended December 31, 2025 from $103.6 million for the year ended December 31, 2024.

Income Tax Expense (Benefit)

Income tax benefit was $6.0 million for the year ended December 31, 2025, compared to an income tax expense of $2.0 million for the year ended December 31, 2024. The $7.9 million increase in income tax benefit was primarily driven by lower nondeductible goodwill impairment charges in 2025, as well as the impact of the SEC settlement recognized in 2024.

Net Loss Attributable to HF Foods Group, Inc.

Net loss attributable to HF Foods Group Inc. was $38.8 million for the year ended December 31, 2025, compared to a net loss of $48.5 million for the year ended December 31, 2024. The $9.7 million improvement in net loss was primarily attributable to a $7.9 million favorable change in income taxes, a $6.1 million improvement in loss from operations due to a lower goodwill impairment charge in 2025 compared to 2024. These favorable variances were partially offset by the absence of the $5.5 million non-recurring gain recognized in the prior year from the termination of a lease guarantee liability, which was recorded in other income, and by a $3.6 million unfavorable year-over-year change in the fair value of the Company’s interest rate swap. Following the 2025 impairment, the Company has no remaining goodwill.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2025	2024	Change
Net loss	$(39,311)	$(48,102)	$8,791
Interest expense, net	11,431	11,425	6
Income tax expense (benefit)	(5,970)	1,965	(7,935)
Depreciation and amortization	28,382	26,677	1,705
EBITDA	(5,468)	(8,035)	2,567
Lease guarantee income	—	(5,548)	5,548
Change in fair value of interest rate swap contracts	1,870	(1,693)	3,563
Stock-based compensation expense	1,759	2,088	(329)
SEC settlement	—	3,900	(3,900)
Goodwill impairment charges	38,815	46,303	(7,488)
Business transformation costs (1)	3,637	1,223	2,414
Other non-routine expense (2)	1,378	874	504
Executive transition and organizational redesign (3)	2,964	2,929	35
Adjusted EBITDA	$44,955	$42,041	$2,914
_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes legal and consulting costs related to various corporate projects and other strategic initiatives.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of approximately $8.6 million, checks issued not presented for payment of $1.7 million and access to approximately $61.2 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of December 31, 2025.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

Management believes we have sufficient access to funds to meet our working capital requirements and debt obligations in the next twelve months. However, there are a number of factors that could potentially arise which might result in shortfalls in anticipated cash flow, such as the demand for our products, economic conditions, competitive pricing in the foodservice distribution industry, and our bank and suppliers being able to provide continued support. If the future cash flow from operations and other capital resources is insufficient to fund our liquidity needs, we may have to resort to reducing or delaying our expected capital investment plans, liquidating assets, obtaining additional debt or equity capital, or refinancing all or a portion of our debt.

As of December 31, 2025, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024	Change
Net cash provided by operating activities	$25,480	$22,636	$2,844
Net cash used in investing activities	(20,373)	(12,548)	(7,825)
Net cash used in financing activities	(10,933)	(10,853)	(80)
Net decrease in cash and cash equivalents	$(5,826)	$(765)	$(5,061)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, goodwill impairment charges, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $2.8 million primarily due to an increase in non-cash expense add-backs and increases in accounts payable balances, offset by the timing of working capital outlays mainly for inventory purchases and increases in our accounts receivable balances.

Investing Activities

Net cash used in investing activities increased by $7.8 million primarily due to increased capital project spend in the year ended December 31, 2025.

Financing Activities

Net cash used in financing activities remained relatively consistent at $10.9 million during the year ended December 31, 2025 primarily due to the higher overall net proceeds from line of credit activity, offset by overall lower interest rates as compared to the year ended December 31, 2024.

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

As a result of declines in the stock price during the fourth quarter of 2025, the Company performed a quantitative impairment assessment as of December 31, 2025. The results of the testing at December 31, 2025, resulted in the conclusion that the estimated fair value of the Company’s single reporting unit was less than its carrying value, and its goodwill was impaired. A goodwill impairment charge was recorded in the consolidated statement of operations during the year ended December 31, 2025 of $38.8 million.

For the impairment tests conducted in 2025 and 2024, we used a combination of an income approach or a discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including significant assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which we believe approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, we considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on our market capitalization and also considered the lack of liquidity in the Company’s common stock. The Company’s common stock is fairly thinly traded, with a higher level of internal stockholders than its peers, and no major analyst coverage. As a result, the implied value from the traded stock price is based on limited investment public interest. Our market capitalization is calculated using the number of common shares outstanding and common stock publicly traded price. We determined that the implied control premiums used in each analysis were reasonable which corroborates our fair value estimates. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

See Note 7 - Goodwill and Intangible Assets to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

Following the impairment test conducted as of December 31, 2025, the Company’s goodwill was fully impaired.

Impairment of Long-lived Assets

We assess our long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows which the assets or asset groups are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The testing for impairment of long-lived assets occurs prior to any testing related to goodwill. The Company assessed whether the carrying amounts of the Company’s long-lived assets were impaired and determined no events or changes in circumstances indicated that the carrying amounts may not be recoverable.

No impairment of long-lived assets was recognized during the years ended December 31, 2025 or 2024.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 8 - Derivative Financial Instruments to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

As of December 31, 2025, our aggregate floating rate debt’s outstanding principal balance without hedging was $57.9 million, or 35.7% of total debt, consisting primarily of our revolving line of credit (see Note 9 - Long-Term Debt to the consolidated financial statements in this Annual Report on Form 10-K). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 64.3% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, and average prices for 2025 decreased in comparison to average prices in 2024, decreasing 2.6% on average. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

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

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HF Foods Group Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026, expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Consolidated Financial Statements - Impact of Material Weaknesses on Substantive Audit

As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2025. These material weaknesses included ineffective entity-level controls over control activities and monitoring, and ineffective controls over financial reporting including controls over the recording of revenue and accounts receivable, the review of journal entries, the accounting for new leases, and the impairment analysis of long-lived assets, including the review of underlying data and assumptions for completeness and accuracy.

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, the Company’s ability to (i) design and maintain effective entity-level controls and (ii) design and maintain effective controls over financial reporting.

We identified a critical audit matter over the existence and accuracy of (i) revenues and accounts receivable, and (ii) journal entries. Designing the appropriate procedures and evaluating audit evidence to ensure the existence and accuracy of (i) revenue and accounts receivable, and (ii) journal entries, required especially challenging and subjective auditor judgment due to the increased extent of audit effort due to the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:

•Performing incremental procedures over the existence and accuracy of revenue and accounts receivable by increasing the sample sizes to perform audit procedures.
•Expanding the scope of our journal entry testing, to select additional types of journal entries.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
Troy, Michigan
March 16, 2026

HF Foods Group Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$8,641	$14,467
Accounts receivable, net of allowances of $1,199 and $1,557	65,691	54,107
Accounts receivable - related parties	546	239
Inventories	106,629	97,783
Prepaid expenses and other current assets	9,725	11,507
Assets held for sale	2,768	—
TOTAL CURRENT ASSETS	194,000	178,103
Property and equipment, net	163,397	149,572
Operating lease right-of-use assets	26,049	13,944
Long-term investments	2,144	2,350
Customer relationships, net	126,048	136,615
Trademarks, trade names and other intangibles, net	25,440	24,911
Goodwill	—	38,815
Other long-term assets	4,451	5,681
TOTAL ASSETS	$541,529	$549,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$1,674	$5,687
Line of credit	55,799	57,483
Accounts payable	74,475	50,592
Accounts payable - related parties	384	52
Current portion of long-term debt, net	6,683	5,410
Current portion of obligations under finance leases	6,425	3,797
Current portion of obligations under operating leases	4,334	4,177
Accrued expenses and other liabilities	14,994	18,001
TOTAL CURRENT LIABILITIES	164,768	145,199
Long-term debt, net of current portion	99,436	103,324
Obligations under finance leases, non-current	25,279	19,929
Obligations under operating leases, non-current	22,990	10,125
Deferred tax liabilities	23,808	29,392
Other long-term liabilities	1,662	728
TOTAL LIABILITIES	337,943	308,697
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,041,255 and 54,735,073 shares issued and 53,043,832 and 52,737,650 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of December 31, 2025 and December 31, 2024	(7,750)	(7,750)
Additional paid-in capital	605,838	604,235
Accumulated deficit	(396,042)	(357,199)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	202,051	239,291
Noncontrolling interests	1,535	2,003
TOTAL SHAREHOLDERS’ EQUITY	203,586	241,294
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$541,529	$549,991
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net revenue - third parties	$1,223,793	$1,197,926
Net revenue - related parties	4,489	3,741
TOTAL NET REVENUE	1,228,282	1,201,667

Cost of revenue - third parties	1,016,716	993,026
Cost of revenue - related parties	3,990	3,447
TOTAL COST OF REVENUE	1,020,706	996,473

GROSS PROFIT	207,576	205,194

Distribution, selling and administrative expenses	201,762	198,026
Goodwill impairment charges	38,815	46,303
LOSS FROM OPERATIONS	(33,001)	(39,135)

Interest expense	11,467	11,425
Other (income) expense, net	(1,057)	2,818
Change in fair value of interest rate swap contracts	1,870	(1,693)
Lease guarantee income	—	(5,548)
LOSS BEFORE INCOME TAXES	(45,281)	(46,137)

Income tax (benefit) expense	(5,970)	1,965
NET LOSS AND COMPREHENSIVE LOSS	(39,311)	(48,102)

Less: net (loss) income attributable to noncontrolling interests	(468)	409
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(38,843)	$(48,511)

LOSS PER COMMON SHARE - BASIC	$(0.73)	$(0.92)
LOSS PER COMMON SHARE - DILUTED	$(0.73)	$(0.92)
WEIGHTED AVERAGE SHARES - BASIC	52,946,655	52,552,490
WEIGHTED AVERAGE SHARES - DILUTED	52,946,655	52,552,490
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,311)	$(48,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	28,382	26,677
Goodwill impairment charges	38,815	46,303
Gain from disposal of property and equipment	(115)	(12)
Credit for expected credit losses	(357)	(103)
Deferred tax (benefit) expense	(5,584)	364
Change in fair value of interest rate swap contracts	1,870	(1,693)
Stock-based compensation	1,759	2,088
Non-cash lease expense	5,124	3,992
Lease guarantee income	—	(5,548)
Other non-cash (income) expense	(280)	1,169
Changes in operating assets and liabilities:
Accounts receivable	(11,227)	(6,421)
Accounts receivable - related parties	(307)	10
Inventories	(8,846)	7,835
Prepaid expenses and other current assets	1,782	(1,362)
Other long-term assets	967	942
Checks issued not presented for payment	(4,013)	1,193
Accounts payable	23,703	(1,025)
Accounts payable - related parties	332	(345)
Operating lease liabilities	(4,207)	(4,040)
Accrued expenses and other liabilities	(3,007)	714
Net cash provided by operating activities	25,480	22,636
Cash flows from investing activities:
Purchase of property and equipment	(18,918)	(12,547)
Purchase of intangible assets	(1,661)	—
Proceeds from sale of property and equipment	206	48
Contribution to equity method investee	—	(49)
Net cash used in investing activities	(20,373)	(12,548)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(156)	(175)
Proceeds from line of credit	1,446,483	1,476,106
Repayment of line of credit	(1,448,100)	(1,477,240)
Proceeds from issuance of debt	4,200	—
Repayment of long-term debt	(6,856)	(5,470)
Payment of debt financing costs	(213)	—
Repayment of obligations under finance leases	(6,291)	(3,574)
Cash distributions to noncontrolling interests	—	(500)
Net cash used in financing activities	(10,933)	(10,853)
Net decrease in cash	(5,826)	(765)
Cash at beginning of the period	14,467	15,232
Cash at end of the period	$8,641	$14,467
The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024

Supplemental disclosure of cash flow data:
Cash paid for interest	$11,372	$11,623
Cash paid for income taxes	358	2,506
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$17,229	$5,222
Property acquired in exchange for finance leases	14,269	14,322
Acquisition of noncontrolling interests	—	772

The accompanying notes are an integral part of these consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,153,391	$5	1,997,423	$(7,750)	$603,094	$(308,688)	$286,661	$1,322	$287,983
Net income (loss)	—	—	—	—	—	(48,511)	(48,511)	409	(48,102)
Issuance of common stock pursuant to equity compensation plan	638,721	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(57,039)	—	—	—	(175)	—	(175)	—	(175)
Distribution to shareholders	—	—	—	—	—	—	—	(500)	(500)
Dissolution of noncontrolling interests	—	—	—	—	(772)	—	(772)	772	—
Stock-based compensation	—	—	—	—	2,088	—	2,088	—	2,088
Balance at December 31, 2024	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net loss	—	—	—	—	—	(38,843)	(38,843)	(468)	(39,311)
Issuance of common stock pursuant to equity compensation plan	345,378	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(39,196)	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	1,759	—	1,759	—	1,759
Balance at December 31, 2025	55,041,255	$5	1,997,423	$(7,750)	$605,838	$(396,042)	$202,051	$1,535	$203,586
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party.

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

Effective April 30, 2024, the Company assumed the lease for which AnHeart, Inc. (“AnHeart”) was a lessee and the Company was a guarantor, and as such, it discontinued recognizing AnHeart as a VIE for the year ended December 31, 2024. The Company was not the primary beneficiary and therefore did not consolidate AnHeart. See Note 17 - Commitments and Contingencies for additional information on AnHeart.

For the year ended December 31, 2025, the Company had no VIEs.

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025 and December 31, 2024, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at December 31, 2025	December 31, 2025	December 31, 2024
Min Food, Inc.	39.75%	$1,173	$1,561
Monterey Food Service, LLC	35.00%	362	442
Total		$1,535	$2,003

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This new standard clarifies interim reporting guidance, develops a list of disclosures required by other Topics and intends to enhance consistency in interim reporting across entities. The standard allows for early adoption and becomes effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses a broad range of topics including technical corrections, unintended applications of the codifications, clarifications of certain items, and other minor improvements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2026. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. This guidance also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This standard is effective for the Company’s consolidated financial statements for the year ended December 31, 2025. See Note 12 - Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or shorter as cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had no cash equivalents.

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

Leasehold improvements are amortized over the shorter of the useful life of those leasehold improvements or the remaining lease term.

Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterment that extends the useful lives of property and equipment are capitalized as additions to the related assets. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the consolidated statements of operations and comprehensive income loss in distribution, selling and administrative expenses.

Software Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes certain computer software licenses and software implementation costs related to developing or obtaining computer software for internal use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to five year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $3.0 million as of December 31, 2025 and $4.1 million as of December 31, 2024, and are included in other long-term assets on the consolidated balance sheets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicate that goodwill might be impaired.

The Company’s policy is to test goodwill for impairment annually on the last day of the fourth quarter, or more frequently if certain triggering events or circumstances indicate it could be impaired. Potential impairment indicators include (but are not limited to) macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, or at management’s discretion, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2025 and December 31, 2024, the Company has one reporting unit for purposes of testing goodwill for impairment. See Note 7 - Goodwill and Intangible Assets for additional information.

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

The Company recorded goodwill impairment charges of $38.8 million and $46.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company’s goodwill is fully impaired.

Intangible Assets, net

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated Useful Lives
Non-competition agreements	3 years
Trademarks and trade names	10 years
Customer relationships	10 to 20 years
Inventory management system	7 years

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

The Company did not record any impairment loss on its long-term investments during the years ended December 31, 2025 and 2024.

Impairment of Long-lived Assets

The Company assesses its long-lived assets such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of an asset or asset group is measured by comparison of its carrying amount to future undiscounted cash flows the asset or asset group is expected to generate. If property and equipment, and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or asset group exceeds its fair value. The testing for impairment of long-lived assets occurs prior to any testing related to goodwill. The Company assessed whether the carrying amounts of the Company’s long-lived assets were impaired and determined no events or changes in circumstances indicated that the carrying amounts may not be recoverable.

The Company did not record any impairment loss on its long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company establishes reserves for anticipated losses and expenses related to auto liability claims. The reserves consist of specific reserves for all known claims and an estimate for claims incurred but not reported, and losses arising from known claims ultimately settling in excess of insurance coverage using loss development factors based upon industry data and past experience. In determining the liability, the Company specifically reviews all known claims and records a liability based upon the Company’s best estimate of the amount to be paid. In making the estimate, the Company considers the amount and validity of the claim, as well as the Company’s past experience with similar claims. In establishing the reserve for claims incurred but not reported, the Company considers its past claims history, including the length of time it takes for claims to be reported to the Company. These reserves are periodically reviewed and adjusted to reflect the Company’s experience and updated information relating to specific claims. As of December 31, 2025 and December 31, 2024, the Company has recorded a self-insurance liability of $2.0 million and $1.7 million respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

Cost of Revenue

Cost of revenue primarily includes inventory costs (net of vendor consideration, primarily in the form of rebates), inbound freight, customs clearance fees, tariffs and other miscellaneous expenses.

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

Shipping and Handling Costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are included in distribution, selling and administrative expenses. Shipping and handling costs were $67.6 million and $69.2 million for the years ended December 31, 2025 and 2024, respectively, and includes estimates for labor associated with shipping and handling activities for the years ended December 31, 2025 and 2024.

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

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company adopted the tax provisions in the current period when the provisions were signed into law.

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

Derivative Financial Instruments

In accordance with the guidance in ASC Topic 815, Derivatives and Hedging (“ASC 815”), derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap (“IRS”) contracts as hedges for accounting treatment. Pursuant to GAAP, income or loss from fair value changes for derivatives that are not designated as hedges by management are reflected as income or loss on the consolidated statements of operations and comprehensive loss. Net amounts received or paid under the interest rate swap contracts are recognized as an increase or decrease to interest expense when such amounts are incurred. The Company is exposed to credit loss in the event of nonperformance by the counterparty.

Concentrations and Credit Risk

The Company had no customers that comprised more than 10% of consolidated net sales for the years ended December 31, 2025 or 2024, respectively. At December 31, 2025 and 2024, the Company had no customers that comprised more than 10% of consolidated accounts receivable. Accounts receivable are typically unsecured and derived from revenue earned from customers, and thereby exposed to credit risk. The risk is mitigated by the Company’s large customer base and ongoing assessments of its customers’ creditworthiness and outstanding balances.

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

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Year Ended December 31,
(In thousands)	2025		2024
Seafood	$436,630	36%	$394,032	33%
Meat and Poultry	270,584	22%	253,008	21%
Asian Specialty	226,268	18%	305,584	25%
Commodity	123,831	10%	57,529	5%
Produce	113,263	9%	128,837	11%
Packaging and Other	57,706	5%	62,677	5%
Total	$1,228,282	100%	$1,201,667	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Accounts receivable	$66,890	$55,664
Less: allowance for expected credit losses	(1,199)	(1,557)
Accounts receivable, net	$65,691	$54,107

The beginning balance of accounts receivable as of January 1, 2024 was $49.6 million.

Movement of allowance for expected credit losses was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$1,557	$2,119
Credit for expected credit losses	(357)	(103)
Bad debt write-offs	(1)	(459)
Ending balance	$1,199	$1,557

Prepaid expenses and other current assets consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Prepaid expenses	$5,641	$4,443
Advances to suppliers	1,514	5,606
Other current assets	2,570	1,458
Prepaid expenses and other current assets	$9,725	$11,507

Assets held for sale consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Buildings	$2,034	$—
Land	734	—
Assets held for sale	$2,768	$—

In 2025, the Company approved a plan to sell land and a building it owned in Utah. The Company engaged a firm to market the location for sale and solicited multiple offers on the property. On October 17, 2025, the Company executed a sale agreement for the assets and subsequently determined that the assets met the accounting requirements to be classified as held for sale as of December 31, 2025. The Company closed on the sale of the land and building on February 12, 2026. For additional information regarding the sale see Note 18 - Subsequent Events.

Property and equipment, net consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Automobiles (1)	$65,202	$50,565
Buildings	60,648	63,045
Building improvements (1)	41,182	22,709
Furniture and fixtures	489	398
Land	49,180	49,929
Machinery and equipment (1)	14,500	13,216
Construction in progress (2)	2,493	10,370
Subtotal	233,694	210,232
Less: accumulated depreciation	(70,297)	(60,660)
Property and equipment, net	$163,397	$149,572
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $50.0 million and $21.1 million, respectively, at December 31, 2025 and $36.1 million and $14.3 million, respectively, at December 31, 2024. The total future minimum lease payments under all finance leases as of December 31, 2025 is $43.7 million.
(2)    Included in construction in progress at December 31, 2024 was $4.0 million related to the Inventory Management System prior to it being placed in service in 2025. When the Company placed the Inventory Management System in service in 2025, it reclassified the amount out of construction in progress to Intangible Assets.

Depreciation expense was $12.7 million and $10.4 million for the years ended December 31, 2025 and 2024, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of December 31, 2025	December 31, 2025	December 31, 2024
Asahi Food, Inc. (“Asahi”)	49.0%	$344	$550
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12.0%	1,800	1,800
Total long-term investments		$2,144	$2,350

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the years ended December 31, 2025 and 2024 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Accrued compensation	$6,690	$7,497
Accrued professional fees	300	553
Accrued interest and fees	862	938
Self-insurance liability	1,969	1,671
Advance from customers	549	3,081
Other	4,624	4,261
Total accrued expenses and other liabilities	$14,994	$18,001

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$241	$—	$241	$—	$504	$—	$504
Liabilities:
Interest rate swaps	$—	$1,607	$—	$1,607	$—	$—	$—	$—

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

See Note 8 - Derivative Financial Instruments for additional information regarding the Company’s interest rate swaps.

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 9 - Long-Term Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
December 31, 2025
Fixed rate debt:
Bank of America	$—	$—	$48	$51
Other financial institutions	—	2,474	—	2,784
Variable rate debt:
JPMorgan Chase	$—	$96,023	$—	$96,023
Bank of America	$—	$1,930	$—	$1,930
East West Bank	$—	$5,331	$—	$5,331

December 31, 2024
Fixed rate debt:
Bank of America	$—	$—	$104	$113
Variable rate debt:
JPMorgan Chase	$—	$101,040	$—	$101,040
Bank of America	$—	$2,063	$—	$2,063
East West Bank	$—	$5,518	$—	$5,518

The carrying value of the variable rate debt approximates its fair value because of the variability of interest rates associated with these instruments. For the Company’s fixed rate debt, the fair values were estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

See Note 9 - Long-Term Debt for additional information regarding the Company’s debt.

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

As further disclosed in Note 7 - Goodwill and Intangible Assets, we performed a quantitative goodwill impairment analysis as of December 31, 2025 and 2024. The results of testing as of December 31, 2025 and 2024 concluded that the estimated fair value of our one reporting unit fell short of carrying value, and therefore impairment existed as of those dates. Goodwill impairment charges of $38.8 million and $46.3 million were recorded for the years ended December 31, 2025 and 2024, respectively. The calculation of the fair value of our reporting unit was determined using Level 3 fair value measurements due to its use of internal projections and unobservable measurement inputs.

There were no assets carried at nonrecurring fair value other than goodwill at December 31, 2025 or 2024.

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

Operating and finance lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Operating lease expense is recognized on a straight-line basis over the lease term. The Company also recognizes finance lease assets and finance lease liabilities at inception, with lease expense recognized as interest expense and amortization of the lease payment. Variable lease costs were insignificant in the years ended December 31, 2025 and 2024.

Operating Leases

The components of operating lease expense were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Operating lease cost	$6,903	$4,709
Short-term lease cost	$4,088	$868

Weighted average remaining lease term (months)	122	58

Weighted average discount rate	6.7%	5.4%

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Operating cash flows from operating leases	$5,986	$4,623

Finance Leases

The components of finance lease expense were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Finance leases cost:
Amortization of ROU assets	$7,000	$4,249
Interest on lease liabilities	1,874	1,284
Total finance leases cost	$8,874	$5,533

Supplemental cash flow information related to finance leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Operating cash flows from finance leases	$1,817	$1,205

Supplemental balance sheet information related to finance leases was as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Property and equipment, at cost	$50,002	$36,072
Accumulated depreciation	(21,132)	(14,262)
Property and equipment, net	$28,870	$21,810

Weighted average remaining lease term (months)	113	143

Weighted average discount rate	5.9%	5.9%

Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ended December 31,
2026	$6,792	$8,057
2027	4,406	7,598
2028	3,729	6,662
2029	2,822	3,719
2030	2,746	2,015
Thereafter	23,760	15,683
Total lease payments	44,255	43,734
Less: Imputed interest	(16,931)	(12,030)
Total	$27,324	$31,704

As of December 31, 2025, the Company had additional leases for vehicles that had not yet commenced which total $0.8 million in future minimum lease payments and were excluded from the table above. These vehicle leases are expected to commence during the year ended December 31, 2026 with lease terms of 7 to 8 years.

AnHeart Lease Arrangements

The Company was previously the guarantor of leases for properties located at 273 Fifth Avenue and 275 Fifth Avenue in Manhattan, New York. In connection with these arrangements, the Company previously determined that AnHeart, Inc. (“AnHeart”) was a variable interest entity (“VIE”); however, because the Company was not the primary beneficiary, AnHeart was not consolidated.

Effective January 21, 2021, the Company assumed the lease for 273 Fifth Avenue and became responsible for the related tenant obligations thereunder, including rent and required property improvements. The lease term expires in January 2051. In March 2024, the Company commenced the required construction of a multi-use facility at the property. As of December 31, 2025, the Company had incurred approximately $7.3 million of construction costs, and the project was placed in service in September 2025 following receipt of the certificate of occupancy. The lease agreement permits subletting of the premises, and as of December 31, 2025, the Company had entered into sub-lease arrangements for portions of the property.

Following AnHeart’s default under the 275 Fifth Avenue lease in 2022, the Company performed under its guaranty and recognized a lease guarantee liability. Effective April 30, 2024, the Company assumed the lease for portions of the 275 Fifth Avenue property. Upon assumption of the lease, the Company determined that AnHeart was no longer a VIE with respect to this arrangement. The remaining lease guarantee liability of $5.4 million was reversed, and an operating lease right-of-use asset and lease liability of approximately $4.9 million were recognized on the consolidated balance sheet. The Company recognized a $5.4 million gain in other expense (income), net during 2024 for the reversal of the lease guarantee liability. The lease term expires on April 30, 2034, includes options to renew for up to two additional five-year terms, and provides for initial monthly rent of approximately $45,000, subject to annual increases. Certain legal matters relating to the 273 Fifth Avenue and 275 Fifth Avenue lease arrangements are described in Note 17 - Commitments and Contingencies.

Note 7 - Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are presented below:

(In thousands)	Amount
Balance at December 31, 2023	$85,118
Goodwill impairment charges	(46,303)
Balance at December 31, 2024	$38,815
Goodwill impairment charges	(38,815)
Balance at December 31, 2025	$—

Accumulated impairment for goodwill is $423.3 million as of December 31, 2025 and $384.5 million as of December 31, 2024. Prior to the goodwill impairment charge in the current year, the accumulated impairment resulted from impairment charges taken during the years ended December 31, 2024 and December 31, 2020.

There is only one reporting unit at December 31, 2025 and 2024. The Company tests goodwill for impairment at least annually, as of December 31, or whenever events or changes in circumstances indicated goodwill might be impaired.

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

As a result of continued declines in the level of stock price, the Company performed a quantitative impairment assessment as of December 31, 2024. The results of the testing as of December 31, 2024, concluded that the estimated fair value of the reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $46.3 million was recorded in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.

As a result of declines in the stock price during the fourth quarter of 2025, the Company performed a quantitative impairment assessment as of December 31, 2025. The results of the testing at December 31, 2025, resulted in the conclusion that the estimated fair value of the Company’s single reporting unit was less than its carrying value, and its goodwill was impaired. A goodwill impairment charge was recorded in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025 of $38.8 million.

For the impairment tests conducted in 2025 and 2024, the Company used a combination of an income approach or a discounted cash flow (“DCF”) model and market approaches, such as public company comparable analysis and comparable acquisitions analysis to determine fair value of the reporting unit. The income approach and market approaches were weighted equally to estimate fair value. The income approach requires detailed forecasts of cash flows, including assumptions such as revenue growth rates, gross profit margins, distribution, selling and administrative expenses, among other assumptions, and an estimate of weighted-average cost of capital which the Company believes approximate the assumptions from a market participant’s perspective. The market approaches are primarily impacted by an enterprise value multiple of EBITDA. These estimates incorporate many uncertain factors which could be impacted by changes in market conditions, interest rates, growth rate, tax rates, costs, customer behavior, regulatory environment and other macroeconomic changes. In addition, the Company considered the reasonableness of the fair value of the reporting unit by assessing the implied enterprise value control premium based on the Company’s market capitalization. The Company determined that the implied control premiums used in each analysis were reasonable which corroborates the Company’s fair value estimates. The Company categorized the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

As of December 31, 2025, the Company’s goodwill was fully impaired.

Intangible Assets

In connection with the Sealand acquisition in 2022, the Company acquired $14.7 million of intangible assets, primarily representing trademarks and trade names of $4.4 million, customer relationships of $8.9 million and non-compete agreements of $1.4 million. The useful lives of trademarks and trade names are ten years, customer relationships are ten years and non-compete agreements are three years.

In connection with the Great Wall Group acquisition in 2021, HF Foods acquired $30.1 million of intangible assets, primarily representing a non-competition agreement, trademarks and trade names and customer relationships, which have an estimated amortization period of approximately three years, ten years, and ten years, respectively.

In connection with the acquisition of B&R Global in 2019, HF Foods acquired $188.5 million of intangible assets, primarily representing trademarks and trade names and customer relationships which have an estimated amortization period of ten and twenty years, respectively.

	December 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	$3,892	$(3,892)	$—	$3,892	$(3,723)	$169
Trademarks and trade names	44,207	(23,894)	20,313	44,207	(19,465)	24,742
Customer relationships	185,266	(59,218)	126,048	185,266	(48,651)	136,615
Inventory Management System	5,667	(540)	5,127	—	—	—
Total	$239,032	$(87,544)	$151,488	$233,365	$(71,839)	$161,526

The Company evaluated possible triggering events that would indicate its long-lived assets are impaired. No impairment was recorded against intangible assets for the years ended December 31, 2025 and 2024.

Amortization expense for intangible assets was $15.7 million and $16.3 million for the years ended December 31, 2025 and 2024, respectively.

The estimated future amortization expense for intangible assets is presented below:

(In thousands)	Amount
Year ending December 31,
2026	$15,797
2027	15,797
2028	15,797
2029	15,309
2030	12,867
Thereafter	75,921
Total	$151,488

Note 8 - Derivative Financial Instruments

Derivative Instruments

The Company utilizes interest rate swaps (“IRS”) for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments (as defined in Note 9 - Long-Term Debt). The Company does not use any other derivative financial instruments for trading or speculative purposes.

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

On December 19, 2019, HF Foods entered into an IRS contract with Bank of America (the “BOA IRS”) for an initial notional amount of $2.7 million in conjunction with a newly contracted mortgage term loan of corresponding amount. On December 19, 2021, the Company entered into the Second Amendment to Loan Agreement, which pegged the mortgage term loan to Term SOFR + 2.50%. The BOA IRS was modified accordingly to fix the SOFR based loan to approximately 4.50%. The term loan and corresponding BOA IRS contract mature in December 2029.

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

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value changes of these IRS contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, the Company determined that the fair values of the IRS contracts were $0.2 million in an asset position and $1.6 million in a liability position. As of December 31, 2024, the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets.

Note 9 - Long-Term Debt

Long-term debt at December 31, 2025 and December 31, 2024 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at December 31, 2025	December 31, 2025	December 31, 2024
Bank of America (a)	October 2026 - December 2029	4.34% - 6.57%	$1,981	$2,176
East West Bank (b)	August 2027 - September 2029	6.13% - 7.25%	5,331	5,518
JPMorgan Chase (c)	January 2030	5.85%	96,196	101,255
Other financial institutions	April 2026 - July 2030	6.60% - 7.70%	2,784	—
Total debt, principal amount			106,292	108,949
Less: debt issuance costs			(173)	(215)
Total debt, carrying value			106,119	108,734
Less: current portion			(6,683)	(5,410)
Long-term debt			$99,436	$103,324
_______________
(a)Loan balance consists of real estate term loan and equipment term loan, collateralized by one real property and specific equipment. The real estate term loan is pegged to TERM SOFR + 2.50%.
(b)Real estate term loans with East West Bank are collateralized by three real properties. Balloon payments of $1.9 million and $2.9 million are due at maturity in 2027 and 2029, respectively.
(c)Real estate term loan with a principal balance of $96.2 million as of December 31, 2025 and $101.3 million as of December 31, 2024 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of December 31, 2025, the Company was in compliance with its covenants.

On March 31, 2022, the Company amended the JPM Credit Agreement, defined below, extending the Real Estate Term Loan for five years. The amendment provided for an increase in the Real Estate Term Loan from $69.0 million to $115.0 million with a 1-month SOFR plus a credit adjustment of 0.10% plus 1.875% per annum.

The future maturities of long-term debt as of December 31, 2025 are as follows:

(In thousands)	Amount
Year ending December 31,
2026	$6,683
2027	7,566
2028	5,635
2029	9,956
2030	76,279
Thereafter	—
Total	$106,119

Credit Facility

On November 4, 2019, the Company entered into a credit agreement with JPMorgan Chase (the “JPM Credit Agreement”). The JPM Credit Agreement provided for a $100.0 million asset-secured revolving credit facility maturing on November 4, 2022, with an option to renew at the bank’s discretion. On January 17, 2020, the Company and certain of the wholly-owned subsidiaries and affiliates of the Company as borrowers, and certain material subsidiaries of the Company as guarantors, entered into the Second Amended Credit Agreement. On December 30, 2021, the Company entered into the Consent, Waiver, Joinder and Amendment No. 3 to the Second Amended Credit Agreement with JPMorgan Chase, as Administrative Agent, and certain lender parties thereto, including Comerica Bank. The Second Amended Credit Agreement, as amended, provided for (i) a $125.0 million asset-secured revolving credit facility maturing on November 4, 2022 (the “Revolving Facility”), (ii) mortgage-secured term loan of $75.6 million, (the “Term Loan”), and (iii) amendment in the referenced interest rate from 1-month LIBOR to 1-month Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment of 0.10% (difference between LIBOR and SOFR plus 1.375% per annum).

The existing revolving credit facility balance under the Second Amended Credit Agreement, was rolled over to the Revolving Facility on December 30, 2021. On the same day, the Company utilized an additional $33.3 million drawdown from the Revolving Facility to fund the Great Wall Group acquisition. The Second Amended Credit Agreement, as amended, contains certain financial covenants, including, but not limited to, a fixed charge coverage ratio.

On March 31, 2022, the Company entered into the Third Amended Credit Agreement extending the Revolving Facility for five years, with a maturity date of March 31, 2027. The Third Amended Credit Agreement provides for a $100.0 million asset-secured revolving credit facility with a one-month SOFR plus a credit adjustment of 0.10% plus 1.375% per annum. On February 6, 2024, the Company amended the Third Amended Credit Agreement to (i) remove a cap on permitted indebtedness in respect of capital lease obligations, subject to certain enumerated conditions; (ii) create a reserve on the borrowing base, which will be reduced on a dollar-for-dollar basis once the Company has made expenditures in excess of such amount relating to the development and construction of certain real property, and which amounts shall be excluded from certain financial covenants under the Third Amended Credit Agreement and; (iii) remove certain sublease income from various financial covenants. On July 15, 2024, the Company again amended the Third Amended Credit Agreement to (i) increase the issuing bank sublimit to $10.0 million and; (ii) modify the due date for a borrowing base certificate based on availability under the revolving credit facility. As of December 31, 2025, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of December 31, 2025 was $55.8 million and outstanding letters of credit amounted to $8.0 million leaving access to approximately $61.2 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

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

Note 10 - Shareholders' Equity

Common Stock

The Company had 100,000,000 shares of common stock authorized, with a par value of $0.0001 per share as of December 31, 2025 and 2024.

On September 25, 2025, the Company entered into an At-the-Market (ATM) Sales Agreement with D.A. Davidson & Co. and Roth Capital Partners, LLC, pursuant to which the Company may sell, from time to time, at its discretion, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million, subject to the terms of the sales agreement. During the year ended December 31, 2025, the Company did not sell any Shares under the offering.

Preferred Stock

The Company had authorized 100,000 shares of Series A Participating Preferred Stock, with a par value of $0.001 per share and 1,000,000 shares of Preferred Stock, with a par value of $0.001 per share as of December 31, 2025 and 2024.

The Company had no preferred stock outstanding as of December 31, 2025 or 2024.

Note 11 - Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 918,880 and 1,325,443 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended December 31, 2025 and 2024, respectively, because their effect could have been anti-dilutive. There were 1,279,680 and 1,482,062 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the years ended December 31, 2025 and 2024, respectively, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Year Ended December 31,
($ in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to HF Foods Group Inc.	$(38,843)	$(48,511)
Denominator:
Weighted-average common shares outstanding	52,946,655	52,552,490
Effect of dilutive securities	—	—
Weighted-average dilutive shares outstanding	52,946,655	52,552,490
Loss per common share:
Basic	$(0.73)	$(0.92)
Diluted	$(0.73)	$(0.92)

Note 12 - Income Taxes

The provision (benefit) for income taxes of the Company for the years ended December 31, 2025 and 2024 consists of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Current:
Federal	$(778)	$1,346
State	392	255
Current income taxes (benefit)	(386)	1,601
Deferred income taxes (benefit):
Federal	(3,768)	(756)
State	(1,816)	1,120
Deferred income taxes (benefit):	(5,584)	364
Total income tax expense (benefit)	$(5,970)	$1,965

Cash paid for income taxes (net of refunds received) by jurisdiction after the prospective adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year ended December 31,
(In thousands)	2025
Federal	$(252)
State
Arizona	43
California	314
Colorado	31
Illinois	30
North Carolina	26
Texas	40
Utah	18
Virginia	73
All other states (individually less than 5% of total)	35
Total income taxes paid, net of refunds	$358

The Company’s effective income tax rates for the years ended December 31, 2025 and 2024 were 13.2% and (4.3)%, respectively. The determination of the Company’s overall effective income tax rate requires the use of estimates.

The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. The Company has immaterial operations outside the U.S., as such, no foreign income tax was recorded.

The provision for income taxes differed from the amount obtained by applying the statutory U.S. federal income tax rate to income before income taxes. The reconciliations of the statutory income tax rate to the effective income tax rate reflecting the prospective adoption of ASU 2023-09 are as follows:

	Year Ended December 31,
	2025
(In thousands)	Amount	Percent
Federal statutory tax rate (21%)	$(9,509)	21.0%
State and local income tax, net of federal income tax effect (1)	(1,089)	2.4
Tax credits	(140)	0.3
Changes in valuation allowance	—	—
Nontaxable or Nondeductible items
Executive compensation limit	113	(0.2)
Meals and Entertainment	42	(0.1)
Goodwill impairment	4,664	(10.3)
Other nontaxable or nondeductible items	32	(0.1)
Changes in unrecognized tax benefits	—	—
Other adjustments	(83)	0.2
Total income tax benefit	$(5,970)	13.2%
_______________
(1)    State taxes in CA made up the majority (greater than 50 percent) of the tax effect in this category

The reconciliation from the statutory U.S. federal tax rate to our effective income tax rate prior to the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

Year Ended December 31,
2024
Federal statutory tax rate (21%)	21.0%
State statutory tax rate	(1.1)%
U.S permanent differences	(0.3)%
Noncontrolling interests	0.2%
Officers’ compensation	(0.4)%
Rate change	(1.2)%
Change in valuation allowance	1.6%
Tax credits	0.3%
Uncertain tax positions	0.3%
Stock compensation	(0.2)%
Dissolution of HFFI	(1.6)%
SEC Settlement	(1.8)%
Goodwill impairment charges	(21.1)%
Effective tax rate	(4.3)%

Temporary differences and carryforwards of the Company that created significant deferred tax assets and liabilities are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for expected credit losses	$303	$343
Inventories	1,060	967
Equity compensation	563	465
Compensation related accruals	888	948
Fair value change in interest rate swap contracts	282	—
Leases	11,657	4,956
Accrued expenses	571	792
Interest expense limitation	—	2,297
Equity investments	161	163
Net operating loss carryforwards	1,236	—
Other	398	283
Total deferred tax assets	17,119	11,214
Deferred tax liabilities:
Property and equipment	(9,895)	(6,751)
Intangible assets	(24,417)	(30,609)
Right of use assets	(6,080)	(2,646)
Fair value change in interest rate swap contracts	—	(170)
Other	(535)	(430)
Total deferred tax liabilities	(40,927)	(40,606)
Less: Valuation allowance	—	—
Net deferred tax liabilities	$(23,808)	$(29,392)

As of December 31, 2025, the Company had federal and various state net operating loss (“NOL”) carryforwards of $5.5 million and $1.9 million, respectively. The federal net operating loss carryforwards do not expire, while the state net operating loss carryforwards have various expiration dates. In addition, the Company had federal tax credit carryforwards of approximately $0.1 million. As of December 31, 2024, the Company had no federal or state net operating loss carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2025, management concluded that it was more likely than not that the Company would be able to realize the benefit of the deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income and gains in future periods to realize the tax benefits associated with the deferred tax assets. As such, no valuation allowances have been recorded in the aforementioned tax years.

The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.

Unrecognized Tax Benefits

	Year Ended December 31,
(In thousands)	2025	2024
Total unrecognized tax benefits on January 1,	$—	$106
Decrease related to positions taken on items from prior years	—	(106)
Increase related to positions taken in the current year	—	—
Total unrecognized tax benefits on December 31,	$—	$—

The Company has no unrecognized tax benefits as of December 31, 2025 and 2024. This is due to the statute of limitations expiring as of December 31, 2024 on previously unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued penalties or interest. During the year ended December 31, 2024, the Company reversed all remaining accrued penalties and accrued interest related to unrecognized tax benefits as an income tax benefit.

As of December 31, 2025, the Company’s U.S. federal and state income tax returns for tax years 2022 through 2024 remain subject to examination by tax authorities.

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

The related party transactions as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025 and 2024, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the years ended December 31, 2025 and 2024, respectively:

			Year Ended December 31,
	(In thousands)	Nature	2025	2024
(a)	Asahi Food, Inc.	Trade	$107	$97
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	4,124	5,055
(c)	Ocean Pacific Seafood Group, Inc.	Trade	284	257
(c)	Rainfield Ranches, LP	Trade	100	186
	Total		$4,615	$5,595
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the years ended December 31, 2025 and 2024, respectively:

		Year Ended December 31,
	(In thousands)	2025	2024
(a)	ABC Food Trading, LLC	$2,090	$1,916
(b)	Asahi Food, Inc.	755	565
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	1,497	1,016
(c)	First Choice Seafood, Inc.	6	29
(c)	Fortune One Foods, Inc.	130	215
(d)	Ocean Pacific Seafood Group, Inc.	11	—
	Total	$4,489	$3,741
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

In 2020, the Company renewed a warehouse lease from Yoan Chang Trading Inc. under an operating lease agreement which expired on December 31, 2020. In February 2021, the Company executed a new five-year operating lease agreement with Yoan Chang Trading Inc., effective January 1, 2021 which expired on December 31, 2025. Rent expense, which is included in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive loss, was $0.3 million for both the years ended December 31, 2025 and 2024.

Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement for a period of one year was entered into, expiring February 28, 2021, with a total of four renewal periods with each term being one year. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. A second addendum, executed effective September 1, 2025, was enacted during the third quarter which extends the expiration of the lease by one year to September 1, 2026. Rental income was $0.1 million for both the years ended December 31, 2025 and 2024, which is included in other expense (income), net in the consolidated statements of operations and comprehensive loss.

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of December 31, 2025 and December 31, 2024, respectively:

	(In thousands)	December 31, 2025	December 31, 2024
(a)	ABC Food Trading, LLC	$115	$155
(b)	Asahi Food, Inc.	177	84
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	254	—
	Total	$546	$239
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of December 31, 2025 and December 31, 2024.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at December 31, 2025 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date. The note was extended for an additional twelve months during the fourth quarter and will become due on October 31, 2026. Interest income was $4,005 and $308 for the years ended December 31, 2025 and 2024, respectively, which is included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of December 31, 2025 and December 31, 2024, respectively:

	(In thousands)	December 31, 2025	December 31, 2024
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$360	$35
	Others	24	17
	Total	$384	$52
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

As of December 31, 2025, the Company had 578,891 time-based vesting restricted stock units (“RSUs”) unvested, 950,465 performance-based restricted stock units (“PSUs”) unvested, and 1,515,321 shares of common stock vested leaving 3,955,323 shares remaining available for future awards under the 2018 Incentive Plan.

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

A summary of RSU and PSU activity for the year ended December 31, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested RSUs at January 1, 2025	619,932	$3.70
Granted	382,803	3.89
Forfeited	(162,115)	3.72
Vested	(261,729)	3.82
Unvested RSUs at December 31, 2025	578,891	3.76

	Shares	Weighted Average Grant Date Fair Value
Unvested PSUs at January 1, 2025	579,075	$3.71
Granted	643,826	1.72
Forfeited	(188,787)	3.40
Vested	(83,649)	4.22
Unvested PSUs at December 31, 2025	950,465	2.38

The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2025 and 2024 was $3.89 and $3.52, respectively. The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2025 and 2024 was $1.72 and $3.55, respectively. The total fair value of equity based awards that vested during the years ended December 31, 2025, and 2024 was $1.3 million and $2.0 million, respectively.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. The fair value of the RSUs and Financial PSUs are measured using the closing price of the Company’s common stock on NASDAQ Global Capital Market on the grant date. The fair value of TSR PSUs are determined using a Monte Carlo simulation model. No TSR PSUs were granted during the years ended December 31, 2025 and 2024.

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

Stock-based compensation expense is included in distribution, selling and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. The components of stock-based compensation expense for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Stock-based compensation (RSUs) expense	$1,051	$1,382
Stock-based compensation (PSUs) expense	708	706
Total stock-based compensation expense	$1,759	$2,088

Tax benefit of stock-based compensation expense	$569	$742

As of December 31, 2025, there was $2.6 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.75 years. Of the total unrecognized compensation cost, $1.4 million is related to RSUs with time-based vesting provisions and $1.2 million is related to PSUs with performance-based vesting provisions.

Note 15 - Employee Benefit Plan

The Company sponsors a defined contribution plan, the HF Foods Group, Inc. Employees 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, after one month of service, eligible employees may elect to defer up to 100% of their compensation before taxes, up to the dollar limit imposed by the Internal Revenue Service for tax purposes. The Company matches 100% of an eligible employee’s contributions, dollar for dollar, up to 3% of eligible pay, plus 50% of each additional dollar greater than 3% and no more than 5% of eligible pay. 401(k) Plan participants are immediately 100% vested in the Company’s non-discretionary contributions to the plan. For the years ended December 31, 2025 and 2024, the Company recognized expense of $1.3 million and $1.2 million, respectively, in distribution, selling and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Net revenue	$1,228,282	$1,201,667
Less:
Cost of revenue	1,020,706	996,473
Operating expenses:
Payroll and related labor costs	97,956	98,991
Professional fees	8,230	11,066
Depreciation	12,677	10,397
Amortization	15,705	16,280
Other segment expenses (a)	67,194	61,292
Distribution, selling and administrative expenses	201,762	198,026
Goodwill impairment charges	38,815	46,303
Other (income) expenses:
Interest expense	11,467	11,425
Other (income) expense, net	(1,057)	2,818
Change in fair value of interest rate swap contracts	1,870	(1,693)
Lease guarantee income	—	(5,548)
Income tax expense (benefit)	(5,970)	1,965
Less: net income (loss) attributable to noncontrolling interests	(468)	409
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(38,843)	$(48,511)
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

On June 6, 2024, the SEC announced that it had accepted an Offer of Settlement submitted by the Company in order to resolve the previously disclosed formal, non-public SEC investigation of allegations that the Company and certain of its former directors and officers violated the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to violations of Sections 17(a) of the Securities Act, and of Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), and 14a-9 thereunder, resulting from the materially false and misleading disclosures and other fraudulent conduct implemented by its former Chairman and CEO Zhou Min Ni and former CFO Jian Ming “Jonathan” Ni. During the quarter ended June 30, 2024 the Company agreed to and paid a civil monetary penalty of $3.9 million, which was recorded in other expense (income), net in the Company’s consolidated statements of operations and comprehensive loss.

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

AnHeart Lease Matter

In connection with lease arrangements relating to properties located at 273 Fifth Avenue and 275 Fifth Avenue in Manhattan, New York, (see Note 6 - Leases for details) the Company previously guaranteed certain obligations of AnHeart, Inc. under those leases. Following AnHeart’s default under the 275 Fifth Avenue lease in 2022, the Company performed under its guaranty and pursued remedies to recover amounts it believes are owed under contractual and related arrangements.

On February 25, 2022, the Company initiated legal proceedings against AnHeart, Inc. and Minsheng Pharmaceutical Group Company, Ltd. (“Minsheng”), who in 2019 executed on behalf of AnHeart, an unconditional guaranty of all liabilities arising from the leases, in favor of the Company. In March 2022, that proceeding was stayed in connection with certain payment commitments being made by AnHeart. After such payment commitments were not satisfied, the Company commenced a new action in New York County Supreme Court on October 25, 2023 against AnHeart and Minsheng seeking recovery of amounts alleged to be due under the relevant arrangements. The parties subsequently entered into a settlement arrangement providing for specified monthly payments through December 2025, after which regular monthly rental payments were to resume in accordance with the applicable lease terms.

The Company continues to evaluate and pursue its rights and remedies with respect to these matters. The ultimate outcome cannot be predicted with certainty. Based on information currently available, management does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

Other Commitments

As of December 31, 2025, the Company had additional automobile leases that had not yet commenced which total $0.8 million in future minimum lease payments.

Note 18 - Subsequent Events

Purchase of Chicago Warehouse and Toledo Cross-dock

On January 30, 2026, the Company closed on the purchase of two facilities it currently operates and had previously leased located in Elk Grove Village, Illinois and Toledo, Ohio. The Elk Grove facility serves as one of our distribution centers and was purchased for a price of $9.0 million. The Toledo facility serves as one of our cross docks and was purchased for a price of $3.5 million.

Utah Building Sale

On February 12, 2026, the Company closed on the sale of land and a building it owned in West Jordan, Utah. The final sale was for a total of $4.4 million. The assets which were subject to sale were classified as held for sale on the Company’s consolidated balance sheets as of December 31, 2025. The gain realized on the sale of these assets will be recorded in other income during the first quarter of 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to material weaknesses in internal control over financial reporting, as described below.

As previously reported, we identified the following material weakness, which continues to exist as of December 31, 2025.

We did not maintain appropriately designed entity-level controls impacting the (1) control activities and (2) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. The entity-level material weaknesses resulted in the following material weaknesses over aspects of our financial reporting:

We did not properly design or maintain effective controls over (i) the recording of revenue and accounts receivable, (ii) the review of journal entries, (iii) the accounting for new leases, and (iv) the impairment analysis of long-lived assets, including the review of underlying data and assumptions for completeness and accuracy.

Remediation Activities

Under the oversight of the Audit Committee of the Board of Directors, management has continued implementing a comprehensive remediation program during 2025 to strengthen the Company’s internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses:

•Completion of the remediation of previously identified IT general control material weaknesses, including enhancements to logical access, segregation of duties, change management, and system implementation controls.
•Transition from legacy operational systems to upgraded ERP platforms across distribution centers, improving automation, standardization, and financial reporting reliability.
•Comprehensive validation of critical master data, including supplier, customer, and employee records, to improve the integrity of financial reporting inputs.
•Standardization and redesign of financial reporting controls across distribution centers to promote consistent execution and documentation.

•Expanded internal accounting and finance personnel, including the addition of senior leaders who hold certified public accountant (CPA) designation with significant public company and SEC reporting experience, to strengthen oversight and control execution.
•Defined clear control ownership and accountability across Accounting, IT, and Operations to enhance monitoring of control performance.
•As a result of these efforts, including system improvements, process standardization, and enhanced financial reporting oversight, our previously identified material weaknesses in entity-level controls related to the control environment, risk assessment procedures, and information and communication were remediated.

Remediation Plan for Current Material Weaknesses:

Governance and Monitoring Enhancements

•Continue operation of a Remediation Steering Committee, chaired by executive leadership, which will meet regularly to oversee remediation progress, track deficiencies, and monitor progress against defined milestones.
•Continue use of the previously implemented structured deficiency tracking and evaluation process to assess control deficiencies, determine severity, and monitor remediation status.

Remediation Focus Areas

•Further strengthen controls over revenue recognition and accounts receivable, including improvements to invoice validation procedures, monitoring of revenue transactions across distribution centers, and reconciliation processes between operational systems and financial records.
•Enhance review controls related to lease accounting and long-lived asset impairment assessments, including additional validation of key data and assumptions used in these analyses.
•Improve the precision and consistency of journal entry review procedures to ensure that potential errors are identified and corrected in a timely manner.

Management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively and believes the efforts taken to date and certain measures that are in progress have improved the effectiveness of our internal controls over financial reporting and mitigate risks of material misstatement. Management will continue to test the design and operating effectiveness of these controls and make further enhancements as necessary.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other than the actions taken to continue our material weaknesses remediation efforts, described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
HF Foods Group Inc.
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited HF Foods Group Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

The Company did not maintain appropriately designed entity-level controls impacting the (1) control activities and (2) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. These entity-level material weaknesses resulted in the following material weaknesses over aspects of financial reporting:

The Company did not design or maintain effective controls over the recording of revenue and accounts receivable, the review of journal entries, the accounting for new leases, and the impairment analysis of long-lived assets, including the review of underlying data and assumptions for completeness and accuracy.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026 on those consolidated financial statements.

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
/s/ BDO USA, P.C.
Troy, Michigan
March 16, 2026

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K under “Information about our Executive Officers”) will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

The Company has a Code of Conduct and Business Ethics (the “Code”) that applies to our directors, officers, and employees. A copy of the Code is available on our official website at https://hffoodsgroup.com. We intend to disclose any amendments or waivers of the Code on our website within four (4) business days.

The Company has an insider trading policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.Exhibits

The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
3.4	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Form of Rights Agreement, dated August 8, 2017, by and between American Stock Transfer & Trust Company, LLC and the Registrant	8-K	4.1	8/11/2017
4.4	Preferred Stock Rights Agreement, dated as of April 11, 2023, by and between HF Foods Group Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	4.1	4/12/2023
4.5	Amendment to Preferred Stock Rights Agreement, dated as of April 11, 2024, by and between HF Foods Group Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as rights agent	8-A	4.2	4/12/2024
4.6	Form of Indenture	S-3	4.5	9/4/2024
4.7	Description of Registrant’s Securities	10-K	4.7	3/17/2024
10.1†	HF Food Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	B	7/18/2018
10.2	Form of Registration Rights Agreement between the Company, HF Group Holdings Corporation and Zhou Min Ni, as representative of the stockholders of HF Foods	8-K	10.9	8/27/2018
10.3	Credit Agreement dated as of January 5, 2012 between Han Feng, Inc. and East West Bank	10-K	10.12	4/1/2019
10.4	Amendment to Credit Agreement dated as of May 21, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.13	4/1/2019
10.5	Second Amendment to Credit Agreement dated as of December 10, 2013 by and between Han Feng, Inc. and East West Bank	10-K	10.14	4/1/2019
10.6	Third Amendment to Credit Agreement dated as of July 1, 2016 between Han Feng, Inc. and East West Bank	10-K	10.15	4/1/2019
10.7	Fourth Amendment to Credit Agreement dated July 18, 2017 between Han Feng, Inc. and East West Bank	10-K	10.16	4/1/2019
10.8	Credit Agreement dated as of February 26, 2018 between New Southern Food Distributors, Inc. and Bank of America, N.A.	10-K	10.17	4/1/2019
10.9	Second Amended and Restated Credit Agreement among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and certain lender parties thereto, dated January 17, 2020	10-Q	10.1	5/18/2020
10.10	Assignment and Assumption of Lease Agreement, dated as of January 21, 2021 between Anheart, Inc. and 273 Fifth Avenue, LLC	10-K	10.25	3/16/2021
10.11	Lease dated July 2, 2018, between Anheart Inc. and Premier 273 Fifth, LLC	10-K	10.26	3/16/2021
10.12	Amendment of Lease, dated as of January 21, 2021, between Anheart, Inc. and Premier 273 Fifth, LLC	10-K	10.27	3/16/2021
10.13†	HF Foods Group Inc. Amended and Restated Severance Plan	8-K	10.1	1/5/2023
10.14†	Employment Agreement between Christine Chang and HF Foods Group Inc., dated as of July 29, 2021	8-K	10.2	8/4/2021
10.15	Continuing Guaranty, dated August 2, 2021, executed by HF Foods Group Inc. in favor of JPMorgan Chase Bank, N.A.	8-K	10.1	9/9/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.16	Consent, Waiver, Joinder and Amendment No. 3 to Second Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, including Great Wall Seafood IL, L.L.C., and Great Wall Seafood TX, L.L.C., as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated December 30, 2021	8-K	10.1	1/4/2022
10.17†	Form of Restricted Stock Agreement	S-8	4.7	6/15/2021
10.18	Third Amended and Restated Credit Agreement by and among HF Foods Group Inc., B&R Global Holdings, Inc. and certain of the wholly-owned subsidiaries and affiliates of the Company, as borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto, including Comerica Bank, dated March 31, 2022	8-K	10.1	4/1/2022
10.19	Consent Under Third Amended and Restated Credit Agreement, dated October 26, 2022	8-K	10.1	10/31/2022
10.20	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 6, 2024	8-K	10.1	2/9/2024
10.21†	Offer of Employment for Felix Lin dated April 15, 2022	8-K	10.1	4/20/2022
10.22†	Offer Letter, dated April 22, 2024, by and among HF Foods Group Inc. and Cindy Yao.	8-K	10.1	4/25/2024
10.23	Lease dated July 2, 2018, between Anheart Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.1	5/6/2024
10.24	Amendment to Lease, dated as of January 21, 2021, between Anheart, Inc. and 825 Broadway Realty, LLC, Samayabeneli RE LLC, AS 2 East 30, LLC, 273 Yoco LLC, and UBA 2 East 30, LLC.	8-K	10.2	5/6/2024
10.25	Assignment and Assumption of Lease Agreement, dated as of August 16, 2022 and effective as of April 30, 2024, between Anheart, Inc. and 273 Fifth Avenue, L.L.C.	8-K	10.3	5/6/2024
10.26†	Form of Restricted Stock Unit Award Agreement	S-8	4.2	6/5/2024
10.27†	Form of Performance Awards Agreement	S-8	4.3	6/5/2024
10.28†	First Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	S-8	4.4	6/5/2024
10.29†	Second Amendment to HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan	DEF14A	Annex	4/24/2024
10.30†	Form of Director Letter Agreement	8-K	10.1	6/28/2024
10.31	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 15, 2024	10-Q	10.1	11/12/2024
10.32	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of September 18, 2024	10-K	10.4	3/17/2025
10.33	Lease Agreement between CH Realty IX-NDG Atlanta Freeman Intermodal, L.P., as Landlord, and HF Foods Group, Inc., as Tenant, dated as of September 30, 2024	10-Q	10.2	11/12/2024
10.34†	Employment Agreement between HF Foods Group Inc. and Xi Lin, dated as of December 16, 2024 and effective as of January 1, 2025	8-K	10.1	12/19/2024
10.35	Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of February 12, 2025	8-K	10.1	2/18/2025
10.36	Sales Agreement, by and among HF Foods Group Inc., D.A. Davidson & Co. and Roth Capital Partners, LLC, dated September 25, 2025. ++	8-K	10.1	9/25/2025
10.37†	Offer letter, dated February 6, 2025, by and between the Company and Paul McGarry.	8-K	10.1	10/16/2025
10.38†	Amendment to Offer Letter, dated October 13, 2025, by and between the Company and Paul McGarry.	8-K	10.2	10/16/2025
10.39†	Separation Agreement, effective October 30, 2025, between HF Foods Group Inc., and Cindy Yao. ++	8-K	10.1	11/5/2025
10.40†	Amended Letter Agreement, dated February 2, 2026, between HF Foods Group Inc. and Paul McGarry	8-K	10.1	2/2/2026

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit/ Appendix	Filing Date
10.41†	Amended Severance Plan, effective January 27, 2026	8-K	10.2	2/2/2026
10.42†	Form Key Employee Letter Agreement for the Amended Severance Plan	8-K	10.3	2/2/2026
19.1	Insider Trading Policy	10-K	19.1	3/17/2025
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	97.1	3/26/2024
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.
++	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF Foods Group Inc.

Date: March 16, 2026	By:	/s/ Felix Lin
Felix Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Paul McGarry
Paul McGarry
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Felix Lin	Chief Executive Officer and President	March 16, 2026
Felix Lin	(Principal Executive Officer)

/s/ Paul McGarry	Chief Financial Officer	March 16, 2026
Paul McGarry	(Principal Financial and Accounting Officer)

/s/ Richard Diaz	Director	March 16, 2026
Richard Diaz

/s/ Dennis Lam	Director	March 16, 2026
Dennis Lam

/s/ Jeffery Taylor	Director	March 16, 2026
Jeffery Taylor