Form 10-Q
period 2026-03-31
HF Foods Group Inc.
filed 2026-05-11
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, the registrant had 53,475,417 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2026

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$11,061	$8,641
Accounts receivable, net of allowances of $1,093 and $1,199	67,000	65,691
Accounts receivable - related parties	616	546
Inventories	107,183	106,629
Prepaid expenses and other current assets	6,096	9,725
Assets held for sale	—	2,768
TOTAL CURRENT ASSETS	191,956	194,000
Property and equipment, net	176,504	163,397
Operating lease right-of-use assets	23,864	26,049
Long-term investments	2,096	2,144
Customer relationships, net	123,407	126,048
Trademarks, trade names and other intangibles, net	24,139	25,440
Other long-term assets	3,916	4,451
TOTAL ASSETS	$545,882	$541,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$5,035	$1,674
Line of credit	61,791	55,799
Accounts payable	76,616	74,475
Accounts payable - related parties	271	384
Current portion of long-term debt, net	5,144	6,683
Current portion of obligations under finance leases	6,572	6,425
Current portion of obligations under operating leases	3,243	4,334
Accrued expenses and other liabilities	13,786	14,994
TOTAL CURRENT LIABILITIES	172,458	164,768
Long-term debt, net of current portion	95,560	99,436
Obligations under finance leases, non-current	24,586	25,279
Obligations under operating leases, non-current	24,053	22,990
Deferred tax liabilities	23,675	23,808
Other long-term liabilities	863	1,662
TOTAL LIABILITIES	341,195	337,943
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,196,255 and 55,041,255 shares issued and 53,198,832 and 53,043,832 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 1,997,423 shares as of March 31, 2026 and December 31, 2025	(7,750)	(7,750)
Additional paid-in capital	606,243	605,838
Accumulated deficit	(394,817)	(396,042)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	203,681	202,051
Noncontrolling interests	1,006	1,535
TOTAL SHAREHOLDERS’ EQUITY	204,687	203,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$545,882	$541,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue - third parties	$310,959	$297,473
Net revenue - related parties	1,043	955
TOTAL NET REVENUE	312,002	298,428

Cost of revenue - third parties	260,521	246,591
Cost of revenue - related parties	955	878
TOTAL COST OF REVENUE	261,476	247,469

GROSS PROFIT	50,526	50,959

Distribution, selling and administrative expenses	49,489	49,805
INCOME FROM OPERATIONS	1,037	1,154

Interest expense	2,812	2,609
Other income, net	(1,891)	(177)
Change in fair value of interest rate swap contracts	(843)	1,184
INCOME (LOSS) BEFORE INCOME TAXES	959	(2,462)

Income tax benefit	(397)	(932)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	1,356	(1,530)

Less: net income attributable to noncontrolling interests	131	115
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,225	$(1,645)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.02	$(0.03)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.02	$(0.03)
WEIGHTED AVERAGE SHARES - BASIC	53,053,610	52,737,650
WEIGHTED AVERAGE SHARES - DILUTED	53,933,051	52,737,650
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Income (loss)	$1,356	$(1,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,521	6,758
Gain from disposal of property and equipment	(1,471)	(10)
Credit for expected credit losses	25	619
Deferred tax benefit	(133)	(1,084)
Change in fair value of interest rate swap contracts	(843)	1,184
Stock-based compensation	305	374
Non-cash lease expense	2,185	1,220
Other non-cash expense (income)	96	(119)
Changes in operating assets and liabilities:
Accounts receivable	(1,334)	(4,314)
Accounts receivable - related parties	(70)	(96)
Inventories	(554)	(8,265)
Prepaid expenses and other current assets	3,612	3,665
Other long-term assets	409	283
Checks issued not presented for payment	3,361	(696)
Accounts payable	2,141	11,653
Accounts payable - related parties	(113)	337
Operating lease liabilities	(28)	(913)
Accrued expenses and other liabilities	(1,177)	(2,118)
Net cash provided by operating activities	15,288	6,948
Cash flows from investing activities:
Purchase of property and equipment	(15,333)	(3,574)
Proceeds from sale of property and equipment	4,214	10
Net cash used in investing activities	(11,119)	(3,564)
Cash flows from financing activities:
Proceeds from line of credit	393,818	315,008
Repayment of line of credit	(387,795)	(313,714)
Proceeds from issuance of debt	19	—
Repayment of long-term debt	(5,389)	(1,366)
Payment of debt financing costs	(69)	(213)
Repayment of obligations under finance leases	(1,773)	(1,467)
Proceeds from ATM sale	275	—
Acquisition of noncontrolling interests	(835)	—
Net cash used in financing activities	(1,749)	(1,752)
Net increase in cash	2,420	1,632
Cash at beginning of the period	8,641	14,467
Cash at end of the period	$11,061	$16,099

Supplemental disclosure of cash flow data:
Cash paid for interest	$2,743	$11,623
Cash paid (received) for income taxes	225	(91)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$16,542
Property acquired in exchange for finance leases	1,178	10,154
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net income (loss)	—	—	—	—	—	(1,645)	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$238,020	$2,118	$240,138

Balance at January 1, 2026	55,041,255	$5	1,997,423	$(7,750)	$605,838	$(396,042)	$202,051	$1,535	$203,586
Net income (loss)	—	—	—	—	—	1,225	1,225	131	1,356
Issuance of common stock under at-the-market equity offering	155,000	—	—	—	275	—	275	—	275
Acquisition of Non-Controlling Interest	—	—	—	—	(175)	—	(175)	(660)	(835)
Stock-based compensation	—	—	—	—	305	—	305	—	305
Balance at March 31, 2026	55,196,255	$5	1,997,423	$(7,750)	$606,243	$(394,817)	$203,681	$1,006	$204,687
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), regarding interim financial reporting. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (our “2025 Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2025 Annual Report.

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

On March 1, 2026, the Company acquired a 18.99% ownership interest in its consolidated subsidiary, Min Food, Inc. (“Min Food”), from two investors for total consideration of approximately $0.8 million. Following the completion of this transaction, the Company’s ownership interest in Min Food increased from 60.25% to 79.24%, and the noncontrolling interest decreased from 39.75% to 20.76%. Because the Company maintained a controlling financial interest in Min Food both before and after the transaction, this acquisition was accounted for as an equity transaction in accordance with ASC 810, Consolidation. No gain or loss was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2026 and December 31, 2025, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at March 31, 2026	March 31, 2026	December 31, 2025
Min Food, Inc.	20.76%	$644	$1,173
Monterey Food Service, LLC	35.00%	362	362
Total		$1,006	$1,535

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted this guidance prospectively effective January 1, 2026 and elected the practical expedient provided thereunder. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended March 31,
(In thousands)	2026		2025
Seafood	$116,113	37%	$105,575	35%
Meat and Poultry	61,552	20%	66,025	22%
Asian Specialty	54,436	17%	60,980	21%
Commodity	36,103	12%	23,816	8%
Produce	29,517	9%	27,911	9%
Packaging and Other	14,281	5%	14,121	5%
Total	$312,002	100%	$298,428	100%

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$68,093	$66,890
Less: allowance for expected credit losses	(1,093)	(1,199)
Accounts receivable, net	$67,000	$65,691

The beginning balance of accounts receivable as of January 1, 2025 was $55.7 million.

Movement of allowance for expected credit losses was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$1,199	$1,557
Credit for expected credit losses	25	619
Bad debt write-offs	(131)	(2)
Ending balance	$1,093	$2,174

Prepaid expenses and other current assets consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$2,454	$5,641
Advances to suppliers	780	1,514
Other current assets	2,862	2,570
Prepaid expenses and other current assets	$6,096	$9,725

Assets held for sale consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Buildings	$—	$2,034
Land	—	734
Assets held for sale	$—	$2,768

In 2025, the Company approved a plan to sell land and a building it owned in Utah. The Company engaged a firm to market the location for sale and solicited multiple offers on the property. On October 17, 2025, the Company executed a sale agreement for the assets and subsequently determined that the assets met the accounting requirements to be classified as held for sale as of December 31, 2025. The Company closed on the sale of the land and building on February 12, 2026. The gain of $1.4 million realized on the sale was recognized in other income, net on our condensed consolidated statements of operations and comprehensive income (loss) during the quarter ended March 31, 2026.

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Automobiles (1)	$64,994	$65,202
Buildings	64,758	60,648
Building improvements (1)	41,116	41,182
Furniture and fixtures	487	489
Land	57,720	49,180
Machinery and equipment (1)	14,708	14,500
Construction in progress	4,398	2,493
Subtotal	248,181	233,694
Less: accumulated depreciation	(71,677)	(70,297)
Property and equipment, net	$176,504	$163,397
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $50.5 million and $22.4 million, respectively, at March 31, 2026 and $50.0 million and $21.1 million, respectively, at December 31, 2025. The total future minimum lease payments under all finance leases as of March 31, 2026 is $42.9 million.

Depreciation expense was $3.6 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of March 31, 2026	March 31, 2026	December 31, 2025
Asahi Food, Inc. (“Asahi”)	49.0%	$296	$344
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12.0%	1,800	1,800
Total long-term investments		$2,096	$2,144

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the three months ended March 31, 2026 and 2025 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Accrued compensation	$6,285	$6,690
Accrued professional fees	335	300
Accrued interest and fees	766	862
Self-insurance liability	2,011	1,969
Advance from customers	310	549
Other	4,079	4,624
Total accrued expenses and other liabilities	$13,786	$14,994

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$255	$—	$255	$—	$241	$—	$241
Liabilities:
Interest rate swaps	$—	$778	$—	$778	$—	$1,607	$—	$1,607

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Long-Term Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements
(In thousands)	Level 1	Level 2	Level 3	Carrying Value
March 31, 2026
Fixed rate debt:
Bank of America	$—	$—	$38	$40
Other financial institutions	—	1,708	—	1,959
Variable rate debt:
JPMorgan Chase	$—	$91,538	$—	$91,538
Bank of America	$—	$1,885	$—	$1,885
East West Bank	$—	$5,282	$—	$5,282

December 31, 2025
Fixed rate debt:
Bank of America	$—	$—	$48	$51
Other finance institutions	$—	$2,474	$—	$2,784
Variable rate debt:
JPMorgan Chase	$—	$96,023	$—	$96,023
Bank of America	$—	$1,930	$—	$1,930
East West Bank	$—	$5,331	$—	$5,331

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

We performed a quantitative goodwill impairment analysis as of December 31, 2025. The results of testing as of December 31, 2025 concluded that the estimated fair value of our one reporting unit fell short of carrying value, and therefore impairment existed as of that date. A goodwill impairment charge of $38.8 million was recorded for the year ended December 31, 2025, which resulted in the full impairment of our remaining goodwill balance. The calculation of the fair value of our reporting unit was determined using Level 3 fair value measurements due to its use of internal projections and unobservable measurement inputs.

There were no assets carried at nonrecurring fair value at March 31, 2026. There were no assets carried at nonrecurring fair value other than goodwill as of December 31, 2025.

Note 6 - Intangible Assets

Intangible Assets

The components of the intangible assets are as follows:

	March 31, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	44,207	(24,992)	19,215	44,207	(23,894)	20,313
Customer relationships	185,266	(61,859)	123,407	185,266	(59,218)	126,048
Inventory Management System	5,667	(743)	4,924	5,667	(540)	5,127
Total	$235,140	$(87,594)	$147,546	$235,140	$(83,652)	$151,488

Amortization expense for intangible assets was $3.9 million each for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Company determined that the fair values of the IRS contracts were $0.3 million in an asset position and $0.8 million in a liability position. As of December 31, 2025, the fair values of the IRS contracts were $0.5 million in an asset position and none in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets.

Note 8 - Long-Term Debt

Long-term debt at March 31, 2026 and December 31, 2025 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at March 31, 2026	March 31, 2026	December 31, 2025
Bank of America (a)	October 2026 - December 2029	4.34% - 6.35%	$1,925	$1,981
East West Bank (b)	August 2027 - September 2029	5.96% - 7.25%	5,282	5,331
JPMorgan Chase (c)	January 2030	5.65%	91,700	96,196
Other financial institutions	April 2026 - July 2030	6.60% - 7.70%	1,959	2,784
Total debt, principal amount			100,866	106,292
Less: debt issuance costs			(162)	(173)
Total debt, carrying value			100,704	106,119
Less: current portion			(5,144)	(6,683)
Long-term debt			$95,560	$99,436
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
(c)Real estate term loan with a principal balance of $91.7 million as of March 31, 2026 and $96.2 million as of December 31, 2025 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of March 31, 2026, the Company was in compliance with its covenants.

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

On February 12, 2025, the Company entered into a Joinder and Amendment no. 4 to the Third Amended Credit Agreement, which revised certain terms by, among other things, (i) increasing the Revolving Commitment (as defined in the Credit Agreement) from $100.0 million to $125.0 million, (ii) joining three new subsidiaries of the Company to the Credit Agreement, each as a “Borrower” thereunder, (iii) joining Wells Fargo Bank, N.A. to the credit agreement as a “Lender” thereunder, (iv) amending certain affirmative covenants commensurate with the increase in the Revolving Facility, and (v) amending certain restrictions regarding incurring obligations under real property leases and equipment financings in the ordinary course of business.

On March 30, 2026, the Company entered into a Joinder and Amendment no. 5 (the “Fifth Amendment”) to the Third Amended Credit Agreement, with JPMorgan Chase Bank, and certain other lender parties thereto, to revise the Third Amended Credit Agreement. The Fifth Amendment revises the credit agreement to (i) extend the maturity date of the credit facility to the earlier of March 31, 2031 or certain other dates subject to conditions specified in the agreement; (ii) amend the interest rate to be based upon the one month SOFR plus a fixed spread based upon the daily availability of the aggregate revolving commitment; and (iii) add HF Atlanta, LLC as an additional loan party as a “Borrower” thereunder.

As of March 31, 2026, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of March 31, 2026 was $61.8 million and outstanding letters of credit amounted to $8.0 million leaving access to approximately $55.2 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

Note 9 - Shareholders' Equity

Common Stock

The Company had 100,000,000 shares of common stock authorized, with a par value of $0.0001 per share as of March 31, 2026 and December 31, 2025.

On September 25, 2025, the Company entered into an At-the-Market (ATM) Sales Agreement with D.A. Davidson & Co. and Roth Capital Partners, LLC, pursuant to which the Company may sell, from time to time, at its discretion, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million, subject to the terms of the sales agreement. During the quarter ended March 31, 2026, the Company sold 155,000 Shares for cash proceeds of $0.3 million under the offering. The Company sold no Shares under the offering during the year ended December 31, 2025.

Preferred Stock

The Company had authorized 100,000 shares of Series A Participating Preferred Stock, with a par value of $0.001 per share and 1,000,000 shares of Preferred Stock, with a par value of $0.001 per share as of March 31, 2026 and December 31, 2025.

The Company had no preferred stock outstanding as of March 31, 2026 or December 31, 2025.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,446,582 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the three months ended March 31, 2025, because their effect could have been anti-dilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2026	2025
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$1,225	$(1,645)
Denominator:
Weighted-average common shares outstanding	53,053,610	52,737,650
Effect of dilutive securities	879,441	—
Weighted-average dilutive shares outstanding	53,933,051	52,737,650
Earnings (loss) per common share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

Note 11 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of March 31, 2026, the Company had immaterial operations outside the U.S. and as such, no foreign income tax was recorded.
For the three months ended March 31, 2026 and 2025, the Company’s effective income tax rates were (41.4)% and 37.9%, respectively. For the three months ended March 31, 2026, the effective income tax rate differed from the federal statutory rate primarily due to significant investment tax credits recognized in the period, partially offset by permanent differences and state income taxes. For the three months ended March 31, 2025, the Company’s effective income tax rate differed from the federal statutory tax rate primarily due to permanent differences and state income taxes.

Note 12 - Related Party Transactions

The Company makes regular purchases from and sales to various related parties. Related party affiliations were attributed to transactions conducted between the Company and those business entities partially or wholly owned by the Company, the Company’s officers and/or shareholders who owned no less than 5% shareholdings of the Company.

The Company believes that Mr. Xiao Mou Zhang (“Mr. Zhang”), the former Chief Executive Officer through October 24, 2024, together with certain of his immediate family members are collectively beneficial owners of more than 5% of the Company’s outstanding common stock, and they have ownership interests in various related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors. Mr. Zhang does not have any involvement in negotiations with any of the above-mentioned related parties.

The Company believes that Mr. Zhou Min Ni (“Mr. Ni”), the Company’s former Co-Chief Executive Officer, together with various trusts for the benefit of Mr. Ni’s four children, are collectively beneficial owners of more than 5% of the outstanding shares of the Company’s common stock, and he and certain of his immediate family members have ownership interests in related parties involved in (i) the distribution of food and related products to restaurants and other retailers and (ii) the supply of fresh food, frozen food, and packaging supplies to distributors.

The related party transactions as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three months ended March 31, 2026 and 2025, respectively:

			Three Months Ended March 31,
	(In thousands)	Nature	2026	2025
(a)	Asahi Food, Inc.	Trade	$22	$25
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	758	1,024
(c)	Ocean Pacific Seafood Group, Inc.	Trade	113	73
(c)	Rainfield Ranches, LP	Trade	57	21
	Total		$950	$1,143
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three months ended March 31, 2026 and 2025, respectively:

		Three Months Ended March 31,
	(In thousands)	2026	2025
(a)	ABC Food Trading, LLC	$378	$427
(b)	Asahi Food, Inc.	193	152
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	460	342
(c)	First Choice Seafood, Inc.	—	6
(c)	Fortune One Foods, Inc.	12	28
	Total	$1,043	$955
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.

Lease Agreement

The Company has a lease agreement with a related party, Asahi Food, Inc. Beginning 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded March 1, 2020. A new commercial lease agreement was entered into, expiring September 1, 2023, with optional renewal periods. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. A second addendum, executed effective September 1, 2025, was enacted during the third quarter 2025 which extends the expiration of the lease by one year to September 1, 2026. Rental income was $36 thousand for both the three months ended March 31, 2026 and 2025, which is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of March 31, 2026 and December 31, 2025, respectively:

	(In thousands)	March 31, 2026	December 31, 2025
(a)	ABC Food Trading, LLC	$309	$115
(b)	Asahi Food, Inc.	169	177
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	126	254
(c)	Fortune One Foods, Inc.	12	—
	Total	$616	$546
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of March 31, 2026 and December 31, 2025.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at March 31, 2026 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date. The note was extended for an additional twelve months during the fourth quarter and will become due on October 31, 2026. Interest income was $616 and $1,233 for the three months ended March 31, 2026 and 2025, respectively, which is included in other income expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of March 31, 2026 and December 31, 2025, respectively:

	(In thousands)	March 31, 2026	December 31, 2025
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$243	$360
	Others	28	24
	Total	$271	$384
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 13 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of March 31, 2026, the Company had 535,810 time-based vesting restricted stock units unvested, 912,071 performance-based restricted stock units unvested, 1,515,321 shares of common stock vested and 4,036,798 shares remaining available for future awards under the 2018 Incentive Plan.

Stock-based compensation expense was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2026, there was $2.0 million of total unrecognized compensation cost related to all non-vested outstanding RSUs and PSUs outstanding under the 2018 Incentive Plan, with a weighted average remaining service period of 1.67 years.

Note 14 - Segment Information

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company operates solely in the United States and derives revenues by providing sales of food and non-food to customers. The segment’s customer base consists primarily of Asian restaurants located throughout the United States. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) to assess financial performance and allocate resources. The Company’s measure of segment assets is total assets, as reported on the consolidated balance sheets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net revenue	$312,002	$298,428
Less:
Cost of revenue	261,476	247,469
Operating expenses:
Payroll and related labor costs	24,012	24,778
Professional fees	1,648	2,590
Depreciation	3,579	2,888
Amortization	3,942	3,870
Other segment expenses (a)	16,308	15,679
Distribution, selling and administrative expenses	49,489	49,805
Other (income) expenses:
Interest expense	2,812	2,609
Other income, net	(1,891)	(177)
Change in fair value of interest rate swap contracts	(843)	1,184
Income tax benefit	(397)	(932)
Less: net income attributable to noncontrolling interests	131	115
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$1,225	$(1,645)
_______________
(a)Other segment expenses include distribution, selling and administrative expenses which are not provided to the CODM on a regular basis. These expenses include primarily auto & truck expense, insurance, occupancy expense and utilities.

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

AnHeart Lease Matter

In connection with lease arrangements relating to properties located at 273 Fifth Avenue and 275 Fifth Avenue in Manhattan, New York, the Company previously guaranteed certain obligations of AnHeart, Inc. under those leases. Following AnHeart’s default under the 275 Fifth Avenue lease in 2022, the Company performed under its guaranty and pursued remedies to recover amounts it believes are owed under contractual and related arrangements.

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

Other Commitments

As of March 31, 2026, the Company had additional automobile leases that had not yet commenced which total $0.8 million in future minimum lease payments.

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
Transformation Plan
To position the business for long-term success, starting in 2024, we initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation were as follows:
•Centralized Purchasing: We continue the roll out of our centralized purchasing program with seafood and poultry products and have yielded positive results with respect to margin expansion for the product category. We are now focusing on expanding the program to other categories.
•Fleet and Transportation: We have established a national fleet maintenance program. Within this, we have defined new truck specifications, initiated a replacement program for 50% of our current fleet, implemented a national fuel savings program to maximize efficiency, and plan to outsource domestic inbound freight logistics to a third-party partner to adopt a cohesive national approach to our supply chain. This is expected to deliver substantial improvements to our transportation system moving forward.
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

Financial Overview

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Net revenue	$312,002	$298,428	$13,574
Income from operations	$1,037	$1,154	$(117)
Net income (loss)	$1,356	$(1,530)	$2,886
Adjusted EBITDA	$10,146	$9,773	$373

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Net revenue	$312,002	$298,428	$13,574
Cost of revenue	261,476	247,469	14,007
Gross profit	50,526	50,959	(433)
Distribution, selling and administrative expenses	49,489	49,805	(316)
Income from operations	1,037	1,154	(117)
Interest expense	2,812	2,609	203
Other income, net	(1,891)	(177)	(1,714)
Change in fair value of interest rate swap contracts	(843)	1,184	(2,027)
Income (loss) before income taxes	959	(2,462)	3,421
Income tax benefit	(397)	(932)	535
Net income (loss) and comprehensive income (loss)	1,356	(1,530)	2,886
Less: net income attributable to noncontrolling interests	131	115	16
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	$1,225	$(1,645)	$2,870

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	83.8%	82.9%
Gross profit	16.2%	17.1%
Distribution, selling and administrative expenses	15.9%	16.7%
Income from operations	0.3%	0.4%
Interest expense	0.9%	0.9%
Other income, net	(0.6)%	(0.1)%
Change in fair value of interest rate swap contracts	(0.3)%	0.4%
Income (loss) before income taxes	0.3%	(0.8)%
Income tax benefit	(0.1)%	(0.3)%
Net income (loss) and comprehensive income (loss)	0.4%	(0.5)%
Less: net income attributable to noncontrolling interests	—%	—%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	0.4%	(0.5)%

Net Revenue

Net revenue for the three months ended March 31, 2026 increased by $13.6 million, or 4.5%, compared to the same period in 2025. The increase was primarily due to volume growth and pricing improvement in Seafood followed by volume growth for Commodity.

Gross Profit

Gross profit was $50.5 million for three months ended March 31, 2026 compared to $51.0 million in the same period in 2025, a decrease of $0.4 million, or 0.8%. The decrease was primarily due to increased sales in lower margin products like Seafood and an uptick in landed costs. Gross profit margin for the three months ended March 31, 2026 of 16.2% declined compared to 17.1% in the same period in 2025.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses decreased by $0.3 million, or 0.6%, to $49.5 million, for the three months ended March 31, 2026. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 15.9% for the three months ended March 31, 2026 from 16.7% in the same period in 2025, primarily due to increased net revenue and lower professional fees and bad debt expenses, partially offset by increased depreciation and auto & truck expenses.

Interest Expense

Interest expense for the three months ended March 31, 2026 of $2.8 million increased slightly compared to $2.6 million for the three months ended March 31, 2025. Average floating interest rates on our floating-rate debt for the three months ended March 31, 2026 decreased by approximately 0.6% on our line of credit and 0.6% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2025. Our average daily line of credit balance increased by $8.0 million, or 16.4%, to $56.7 million for the three months ended March 31, 2026 from $48.7 million for the three months ended March 31, 2025, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $6.7 million, or 6.7%, to $93.7 million for the three months ended March 31, 2026 from $100.4 million for the three months ended March 31, 2025.

Income Tax Benefit

Income tax benefit was $0.4 million for the three months ended March 31, 2026, compared to an income tax benefit of $0.9 million for the three months ended March 31, 2025, primarily due to an increase in income before income taxes, partially offset by investment tax credits.

Net Income Attributable to HF Foods Group, Inc.

Net income attributable to HF Foods Group, Inc. was $1.2 million for the three months ended March 31, 2026, compared to net loss of $1.6 million for the three months ended March 31, 2025. The improvement was primarily driven by gain on sale of Utah building and positive change in fair value of interest rate swap contracts by $2.0 million compared to 2025.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change
Net income (loss)	$1,356	$(1,530)	$2,886
Interest expense, net	2,812	2,609	203
Income tax benefit	(397)	(932)	535
Depreciation and amortization	7,521	6,758	763
EBITDA	11,292	6,905	4,387
Change in fair value of interest rate swap contracts	(843)	1,184	(2,027)
Stock-based compensation expense	305	374	(69)
Business transformation costs (1)	393	237	156
Other non-routine (income) expense (2)	(1,218)	100	(1,318)
Executive transition and organizational redesign (3)	217	973	(756)
Adjusted EBITDA	$10,146	$9,773	$373
_________________

(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes the gain recognized on the sale of the Utah facility in 2026 and legal and consulting expenses incurred in connection with various corporate projects and other strategic initiatives.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of approximately $11.1 million, checks issued not presented for payment of $5.0 million and access to approximately $55.2 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of March 31, 2026.

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

As of March 31, 2026, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$15,288	$6,948	$8,340
Net cash used in investing activities	(11,119)	(3,564)	(7,555)
Net cash used in financing activities	(1,749)	(1,752)	3
Net increase in cash and cash equivalents	$2,420	$1,632	$788

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $8.3 million primarily due to an increase in non-cash expense add-backs and increases in accounts payable balances, offset by the timing of working capital outlays mainly for inventory purchases and increases in our accounts receivable balances.

Investing Activities

Net cash used in investing activities increased by $7.6 million primarily due to increased capital project spend in the three months ended March 31, 2026, partially offset by proceeds from the sale of the Utah property (see Note 4 - Balance Sheet Components for additional information).

Financing Activities

Net cash used in financing activities remained relatively consistent at $1.7 million during the three months ended March 31, 2026 primarily due to the higher overall net proceeds from line of credit activity, offset by overall lower interest rates as compared to the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the three months ended March 31, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 7 - Derivative Financial Instruments to the consolidated financial statements in in this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2026, our aggregate floating rate debt’s outstanding principal balance without hedging was $63.8 million, or 39.2% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Long-Term Debt to the consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 60.7% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.6 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, however, an inability to procure sufficient quantities of fuel or a significant increase in the price of fuel could have a material adverse impact on our financial performance. Average fuel prices for 2026 increased 13.6% in comparison to average prices in 2025. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026.

Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with U.S. GAAP.

Previously Reported Material Weaknesses

As previously disclosed in our 2025 Annual Report, management identified material weaknesses in internal control over financial reporting related to entity-level controls impacting the control activities and monitoring components of the COSO framework. These entity-level deficiencies resulted in the following material weaknesses over certain aspects of financial reporting, including controls related to:

•The recording of revenue and accounts receivable;
•the review of journal entries;
•the accounting for new leases; and
•the impairment analysis of long-lived assets, including the review of underlying data and assumptions for completeness and accuracy.

These material weaknesses continued to exist as of March 31, 2026.

Remediation Activities

During the first quarter of 2026, management continued executing its remediation plan under the oversight of the Audit Committee of the Board of Directors. The Company’s remediation efforts are focused on strengthening accounting-related controls, improving review precision, enhancing evidence of review, and validating the completeness and accuracy of key data used in control execution.

Management’s remediation efforts during 2026 include:

•Strengthening controls over revenue recognition and accounts receivable, including invoice validation, reconciliation procedures, and monitoring of revenue transactions;
•enhancing controls over lease accounting and long-lived asset impairment assessments, including review of key inputs, assumptions, and supporting data;
•improving the precision and consistency of journal entry review procedures.

Management believes these actions are designed to improve the effectiveness of internal control over financial reporting. However, the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented and operated effectively for a sufficient period of time, and management has completed testing to support that conclusion.

Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
10.1	Amended Letter Agreement, dated February 2, 2026, between HF Foods Group Inc. and Paul McGarry.	8-K	10.1	2/2/2026
10.2	Amended Severance Plan, effective January 27, 2026.	8-K	10.2	2/2/2026
10.3	Form Key Employee Letter Agreement for the Amended Severance Plan	8-K	10.3	2/2/2026
10.4	Joinder and Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated as of March 30, 2026†+	8-K	10.1	4/3/2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
+	Schedules and similar attachments have been omitted pursuant to Item 601(b)(5)of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Foods Group Inc.

By: /s/ Felix Lin
Felix Lin President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Paul McGarry
Paul McGarry Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 11, 2026