Form 10-Q
period 2026-06-30
HF Foods Group Inc.
filed 2026-08-10
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, the registrant had 53,900,945 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2026

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$18,104	$8,641
Accounts receivable, net of allowances of $1,087 and $1,199	63,963	65,691
Accounts receivable - related parties	995	546
Inventories	114,922	106,629
Prepaid expenses and other current assets	7,224	9,725
Assets held for sale	—	2,768
TOTAL CURRENT ASSETS	205,208	194,000
Property and equipment, net	178,889	163,397
Operating lease right-of-use assets	22,509	26,049
Long-term investments	2,048	2,144
Customer relationships, net	120,765	126,048
Trademarks, trade names and other intangibles, net	22,832	25,440
Other long-term assets	4,345	4,451
TOTAL ASSETS	$556,596	$541,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$5,585	$1,674
Line of credit	77,128	55,799
Accounts payable	70,776	74,475
Accounts payable - related parties	298	384
Current portion of long-term debt, net	5,211	6,683
Current portion of obligations under finance leases	6,733	6,425
Current portion of obligations under operating leases	2,957	4,334
Accrued expenses and other liabilities	15,790	14,994
TOTAL CURRENT LIABILITIES	184,478	164,768
Long-term debt, net of current portion	95,344	99,436
Obligations under finance leases, non-current	23,534	25,279
Obligations under operating leases, non-current	23,058	22,990
Deferred tax liabilities	22,118	23,808
Other long-term liabilities	246	1,662
TOTAL LIABILITIES	348,778	337,943
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Series AA Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,472,840 and 55,041,255 shares issued and 53,900,945 and 53,043,832 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Treasury stock (included in common stock issued above), at cost; 1,571,895 shares as of June 30, 2026 and 1,997,423 as of December 31, 2025	(6,099)	(7,750)
Additional paid-in capital	605,102	605,838
Accumulated deficit	(392,237)	(396,042)
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	206,771	202,051
Noncontrolling interests	1,047	1,535
TOTAL SHAREHOLDERS’ EQUITY	207,818	203,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$556,596	$541,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue - third parties	$322,314	$313,550	$633,273	$611,023
Net revenue - related parties	1,467	1,303	2,510	2,258
TOTAL NET REVENUE	323,781	314,853	635,783	613,281

Cost of revenue - third parties	267,397	258,552	527,918	505,143
Cost of revenue - related parties	1,336	1,169	2,291	2,047
TOTAL COST OF REVENUE	268,733	259,721	530,209	507,190

GROSS PROFIT	55,048	55,132	105,574	106,091

Distribution, selling and administrative expenses	52,231	51,013	101,720	100,818
INCOME FROM OPERATIONS	2,817	4,119	3,854	5,273

Interest expense	2,916	2,817	5,728	5,426
Other income, net	(2,209)	(414)	(4,100)	(591)
Change in fair value of interest rate swap contracts	(729)	685	(1,572)	1,869
INCOME (LOSS) BEFORE INCOME TAXES	2,839	1,031	3,798	(1,431)

Income tax expense (benefit)	218	521	(179)	(411)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	2,621	510	3,977	(1,020)

Less: net income (loss) attributable to noncontrolling interests	41	(706)	172	(591)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$2,580	$1,216	$3,805	$(429)

EARNINGS (LOSS) PER COMMON SHARE - BASIC	$0.05	$0.02	$0.07	$(0.01)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED	$0.05	$0.02	$0.07	$(0.01)
WEIGHTED AVERAGE SHARES - BASIC	53,429,826	52,969,037	53,242,757	52,853,982
WEIGHTED AVERAGE SHARES - DILUTED	53,890,411	53,414,715	53,710,401	52,853,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income (loss)	$3,977	$(1,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	14,981	14,019
Gain from disposal of property and equipment	(1,368)	—
Credit for expected credit losses	25	618
Deferred tax benefit	(1,690)	(1,967)
Change in fair value of interest rate swap contracts	(1,572)	1,869
Stock-based compensation	892	999
Non-cash lease expense	3,540	2,488
Other non-cash expense (income)	185	(330)
Changes in operating assets and liabilities:
Accounts receivable	1,703	1,406
Accounts receivable - related parties	(449)	(170)
Inventories	(8,293)	(29,457)
Prepaid expenses and other current assets	2,491	4,723
Other long-term assets	8	541
Checks issued not presented for payment	3,911	1,302
Accounts payable	(3,825)	17,419
Accounts payable - related parties	(86)	188
Operating lease liabilities	(1,309)	(1,735)
Accrued expenses and other liabilities	910	(425)
Net cash provided by operating activities	14,031	10,468
Cash flows from investing activities:
Purchase of property and equipment	(20,324)	(6,731)
Proceeds from sale of property and equipment	4,253	139
Net cash used in investing activities	(16,071)	(6,592)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(77)	(156)
Proceeds from line of credit	833,415	631,713
Repayment of line of credit	(811,728)	(628,237)
Proceeds from issuance of debt	1,439	—
Repayment of long-term debt	(6,974)	(2,730)
Payment of debt financing costs	(476)	(213)
Repayment of obligations under finance leases	(3,536)	(3,070)
Proceeds from at-the-market equity offering share sales	275	—
Acquisition of noncontrolling interests	(835)	—
Net cash provided by (used in) financing activities	11,503	(2,693)
Net increase in cash	9,463	1,183
Cash at beginning of the period	8,641	14,467
Cash at end of the period	$18,104	$15,650

Supplemental disclosure of cash flow data:
Cash paid for interest	$5,769	$5,492
Cash paid for income taxes	269	111
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$16,542
Property acquired in exchange for finance leases	2,099	13,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$239,291	$2,003	$241,294
Net income (loss)	—	—	—	—	—	(1,645)	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$238,020	$2,118	$240,138
Net income (loss)	—	—	—	—	—	1,216	1,216	(706)	510
Issuance of common stock pursuant to equity compensation plan	316,251	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(39,196)	—	—	—	(156)	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	625	—	625	—	625
Balance at June 30, 2025	55,012,128	$5	1,997,423	$(7,750)	$605,078	$(357,628)	$239,705	$1,412	$241,117

Balance at January 1, 2026	55,041,255	$5	1,997,423	$(7,750)	$605,838	$(396,042)	$202,051	$1,535	$203,586
Net income	—	—	—	—	—	1,225	1,225	131	1,356
Issuance of common stock under at-the-market equity offering	155,000	—	—	—	275	—	275	—	275
Acquisition of Non-Controlling Interest	—	—	—	—	(175)	—	(175)	(660)	(835)
Stock-based compensation	—	—	—	—	305	—	305	—	305
Balance at March 31, 2026	55,196,255	$5	1,997,423	$(7,750)	$606,243	$(394,817)	$203,681	$1,006	$204,687
Net income	—	—	—	—	—	2,580	2,580	41	2,621
Issuance of common stock pursuant to equity compensation plan	313,352	—	(425,528)	1,651	(1,651)	—	—	—	—
Shares withheld for tax withholdings on vested awards	(36,767)	—	—	—	(77)	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	587	—	587	—	587
Balance at June 30, 2026	55,472,840	$5	1,571,895	$(6,099)	$605,102	$(392,237)	$206,771	$1,047	$207,818
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

The unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (our “2025 Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2025 Annual Report.

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

On March 1, 2026, the Company acquired an 18.99% ownership interest in its consolidated subsidiary, Min Food, Inc. (“Min Food”), from two investors for total consideration of approximately $0.8 million. Following the completion of this transaction, the Company’s ownership interest in Min Food increased from 60.25% to 79.24%, and the noncontrolling interest decreased from 39.75% to 20.76%. Because the Company maintained a controlling financial interest in Min Food both before and after the transaction, this acquisition was accounted for as an equity transaction in accordance with ASC 810, Consolidation. No gain or loss was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2026 and December 31, 2025, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at June 30, 2026	June 30, 2026	December 31, 2025
Min Food, Inc.	20.76%	$686	$1,173
Monterey Food Service, LLC	35.00%	361	362
Total		$1,047	$1,535

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

Note 3 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2026		2025		2026		2025
Seafood	$111,027	34%	$112,080	36%	$227,140	36%	$217,655	36%
Meat and Poultry	62,283	19%	71,769	23%	123,835	20%	137,794	22%
Asian Specialty	49,555	15%	57,124	18%	103,991	16%	118,104	19%
Commodity	57,248	18%	31,295	10%	93,351	15%	55,111	9%
Produce	29,485	9%	27,606	9%	59,002	9%	55,517	9%
Packaging and Other	14,183	5%	14,979	4%	28,464	4%	29,100	5%
Total	$323,781	100%	$314,853	100%	$635,783	100%	$613,281	100%

The Company changed its methodology of how it assigns certain food products to its Asian Specialty, Commodity and other categories in the current period. Prior period amounts have not been adjusted to reflect changes in the methodology for allocating certain food products to the product categories as recasting such prior period amounts was impracticable. As a result, comparability between periods may be affected.

Note 4 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable	$65,050	$66,890
Less: allowance for expected credit losses	(1,087)	(1,199)
Accounts receivable, net	$63,963	$65,691

The beginning balance of accounts receivable as of January 1, 2025 was $55.7 million.

Movement of allowance for expected credit losses was as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Beginning balance	$1,199	$1,557
Credit for expected credit losses	25	618
Bad debt write-offs	(137)	(1)
Ending balance	$1,087	$2,174

Prepaid expenses and other current assets consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$1,319	$5,641
Advances to suppliers	2,361	1,514
Other current assets	3,544	2,570
Prepaid expenses and other current assets	$7,224	$9,725

Assets held for sale consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Buildings	$—	$2,034
Land	—	734
Assets held for sale	$—	$2,768

In 2025, the Company approved a plan to sell land and a building it owned in Utah. The Company engaged a firm to market the location for sale and solicited multiple offers on the property. On October 17, 2025, the Company executed a sale agreement for the assets and subsequently determined that the assets met the accounting requirements to be classified as held for sale as of December 31, 2025. The Company closed on the sale of the land and building on February 12, 2026. The gain of $1.4 million realized on the sale was recognized in other income, net on our condensed consolidated statements of operations and comprehensive income (loss) in the current year.

Property and equipment, net consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Automobiles (1)	$65,574	$65,202
Buildings	64,608	60,648
Building improvements (1)	41,164	41,182
Furniture and fixtures	454	489
Land	57,721	49,180
Machinery and equipment (1)	12,018	14,500
Construction in progress	8,017	2,493
Subtotal	249,556	233,694
Less: accumulated depreciation	(70,667)	(70,297)
Property and equipment, net	$178,889	$163,397
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $51.2 million and $24.2 million, respectively, at June 30, 2026 and $50.0 million and $21.1 million, respectively, at December 31, 2025. The total future minimum lease payments under all finance leases as of June 30, 2026 is $41.7 million.

Depreciation expense was $3.5 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $7.1 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of June 30, 2026	June 30, 2026	December 31, 2025
Asahi Food, Inc. (“Asahi”)	49.0%	$248	$344
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12.0%	1,800	1,800
Total long-term investments		$2,048	$2,144

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the six months ended June 30, 2026 and 2025 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Accrued compensation	$6,376	$6,690
Accrued professional fees	681	300
Accrued interest and fees	818	862
Self-insurance liability	2,580	1,969
Advance from customers	430	549
Other	4,905	4,624
Total accrued expenses and other liabilities	$15,790	$14,994

Note 5 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$283	$—	$283	$—	$241	$—	$241
Liabilities:
Interest rate swaps	$—	$77	$—	$77	$—	$1,607	$—	$1,607

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

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 - Long-Term Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements			Carrying Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2026
Fixed rate debt:
Bank of America	$—	$—	$24	$25
Other financial institutions	$—	$2,566	$—	$2,956
Variable rate debt:
JPMorgan Chase	$—	$90,490	$—	$90,490
Bank of America	$—	$1,850	$—	$1,850
East West Bank	$—	$5,234	$—	$5,234

December 31, 2025
Fixed rate debt:
Bank of America	$—	$—	$48	$51
Other finance institutions	$—	$2,474	$—	$2,784
Variable rate debt:
JPMorgan Chase	$—	$96,023	$—	$96,023
Bank of America	$—	$1,930	$—	$1,930
East West Bank	$—	$5,331	$—	$5,331

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

There were no assets carried at nonrecurring fair value at June 30, 2026. There were no assets carried at nonrecurring fair value other than goodwill as of December 31, 2025.

Note 6 - Intangible Assets

Intangible Assets

The components of the intangible assets are as follows:

	June 30, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$44,207	$(26,097)	$18,110	$44,207	$(23,894)	$20,313
Customer relationships	185,266	(64,501)	120,765	185,266	(59,218)	126,048
Inventory Management System	5,667	(945)	4,722	5,667	(540)	5,127
Total	$235,140	$(91,543)	$143,597	$235,140	$(83,652)	$151,488

Amortization expense for intangible assets was $3.9 million each for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $7.9 million and $7.8 million for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, the Company determined that the fair values of the IRS contracts were $0.3 million in an asset position and $0.1 million in a liability position. As of December 31, 2025, the fair values of the IRS contracts were $0.2 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets.

Note 8 - Long-Term Debt

Long-term debt at June 30, 2026 and December 31, 2025 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at June 30, 2026	June 30, 2026	December 31, 2025
Bank of America (a)	October 2026 - December 2029	4.34% - 6.23%	$1,876	$1,981
East West Bank (b)	August 2027 - September 2029	5.91% - 7.25%	5,234	5,331
Regents Capital Corp. (c)	February 2030	9.26%	1,353	—
JPMorgan Chase (d)	January 2030	5.60%	90,642	96,196
Other financial institutions	October 2028 - July 2030	6.99% - 7.70%	1,652	2,784
Total debt, principal amount			100,757	106,292
Less: debt issuance costs			(202)	(173)
Total debt, carrying value			100,555	106,119
Less: current portion			(5,211)	(6,683)
Long-term debt			$95,344	$99,436
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
(c)Equipment loan secured by the financed equipment assets and has a maturity date in February 2030.
(d)Real estate term loan with a principal balance of $90.6 million as of June 30, 2026 and $96.2 million as of December 31, 2025 is secured by assets held by the Company and has a maturity date of January 2030.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a fixed charge coverage ratio and effective tangible net worth. As of June 30, 2026, the Company was in compliance with its covenants.

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

As of June 30, 2026, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of June 30, 2026 was $77.1 million and outstanding letters of credit amounted to $8.2 million leaving access to approximately $39.7 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation.

Note 9 - Shareholders' Equity

Common Stock

The Company had 100,000,000 shares of common stock authorized, with a par value of $0.0001 per share as of June 30, 2026 and December 31, 2025.

On September 25, 2025, the Company entered into an At-the-Market (ATM) Sales Agreement with D.A. Davidson & Co. and Roth Capital Partners, LLC, pursuant to which the Company may sell, from time to time, at its discretion, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million, subject to the terms of the sales agreement. During the quarter ended June 30, 2026, the Company sold no shares under the offering. During the six months ended June 30, 2026 the Company sold 155,000 Shares for cash proceeds of $0.3 million under the offering. The Company sold no Shares under the offering during the year ended December 31, 2025.

Preferred Stock

The Company had authorized 100,000 shares of Series A Participating Preferred Stock, with a par value of $0.001 per share and 1,000,000 shares of Preferred Stock, with a par value of $0.001 per share as of June 30, 2026 and December 31, 2025.

The Company had no preferred stock outstanding as of June 30, 2026 or December 31, 2025.

Stockholder Rights Plan

On June 11, 2026, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to stockholders of record as of the close of business on June 22, 2026. The Rights were issued pursuant to a Preferred Stock Rights Agreement, dated as of June 11, 2026 (the "Rights Agreement"), between the Company and Equiniti Trust Company, LLC, as rights agent. In connection with the Rights Agreement, the Board designated 100,000 shares of Series AA Participating Preferred Stock, par value $0.001 per share ("Series AA Preferred Stock"), and reserved such shares for issuance upon exercise of the Rights. No shares of Series AA Preferred Stock were issued or outstanding as of June 30, 2026.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series AA Preferred Stock at an exercise price of $9.55, subject to adjustment. The Rights are attached to, and trade with, the shares of common stock and are not exercisable until the earlier of ten business days following (i) a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding common stock without Board approval, or (ii) the commencement of a tender or exchange offer that would result in such ownership. If the Rights become exercisable, each Right (other than Rights beneficially owned by the acquiring person or group, which become null and void) will entitle the holder to purchase shares of common stock having a market value of twice the exercise price. The Rights may be redeemed by the Board at a price of $0.001 per Right at any time prior to a triggering event and expire at 5:00 p.m., New York City time, on June 10, 2027, unless earlier redeemed, exchanged, or terminated.

The Rights carry no voting or dividend rights. Because the Rights were not exercisable as of June 30, 2026, their issuance had no effect on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2026.

Note 10 - Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were 1,305,105 potential common shares related to performance-based restricted stock units and restricted stock units that were excluded from the calculation of diluted EPS for the six months ended June 30, 2025, because their effect could have been anti-dilutive. The Rights described in Note 9 - Shareholders' Equity are contingently issuable and were excluded from the computation of diluted EPS for the three and six months ended June 30, 2026, as the events that would cause the Rights to become exercisable had not occurred as of June 30, 2026.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to HF Foods Group Inc.	$2,580	$1,216	$3,805	$(429)
Denominator:
Weighted-average common shares outstanding	53,429,826	52,969,037	53,242,757	52,853,982
Effect of dilutive securities	460,585	445,678	467,644	—
Weighted-average dilutive shares outstanding	53,890,411	53,414,715	53,710,401	52,853,982
Earnings (loss) per common share:
Basic	$0.05	$0.02	$0.07	$(0.01)
Diluted	$0.05	$0.02	$0.07	$(0.01)

Note 11 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal and various state jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. As of June 30, 2026, the Company had immaterial operations outside the U.S. and as such, no foreign income tax was recorded.
For the three and six months ended June 30, 2026, the Company’s effective income tax rate of 7.7% and (4.7)%, respectively, differed from the federal statutory rate primarily as a result of investment tax credits recognized in the period, partially offset by discrete tax items, permanent differences and state income taxes. The Company’s tax provision for the six months ended June 30, 2026 includes a discrete tax expense of $122 thousand related to stock-based compensation shortfalls and $98 thousand related to the remeasurement of deferred tax assets associated with executive compensation. For the three and six months ended June 30, 2025, the Company’s effective tax rate of 50.5% and 28.7%, respectively, differed from the federal statutory rate primarily as a result of permanent differences and state income taxes, partially offset by tax credits.

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

The related party transactions as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and 2025, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and six months ended June 30, 2026 and 2025, respectively:

			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	Nature	2026	2025	2026	2025
(a)	Asahi Food, Inc.	Trade	$28	$40	$50	$65
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,099	935	1,857	1,959
(b)	Empire Trading Investment LLC	Trade	10	—	10	—
(c)	Ocean Pacific Seafood Group, Inc.	Trade	62	41	175	114
(c)	Rainfield Ranches, LP	Trade	20	22	77	43
	Total		$1,219	$1,038	$2,169	$2,181
_______________
(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three and six months ended June 30, 2026 and 2025, respectively:

		Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)	2026	2025	2026	2025
(a)	ABC Food Trading, LLC	$715	$497	$1,093	$924
(b)	Asahi Food, Inc.	248	235	441	387
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	497	498	957	840
(c)	First Choice Seafood, Inc.	—	—	—	6
(c)	Fortune One Foods, Inc.	7	62	19	90
(d)	Ocean Pacific Seafood Group, Inc.	—	11	—	11
	Total	$1,467	$1,303	$2,510	$2,258
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns an equity interest in this entity.

Lease Agreement

The Company has a lease agreement with a related party, Asahi Food, Inc. Beginning in 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded on March 1, 2020. A new commercial lease agreement was entered into, expiring September 1, 2023, with optional renewal periods. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. A second addendum, executed effective September 1, 2025, was enacted during the third quarter of 2025 which extends the expiration of the lease by one year to September 1, 2026. Rental income was $72 thousand for both the six months ended June 30, 2026 and 2025, which is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of June 30, 2026 and December 31, 2025, respectively:

	(In thousands)	June 30, 2026	December 31, 2025
(a)	ABC Food Trading, LLC	$419	$115
(b)	Asahi Food, Inc.	331	177
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	245	254
	Total	$995	$546
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of June 30, 2026 and December 31, 2025.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at June 30, 2026 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date. The note was extended for an additional twelve months during the fourth quarter and will become due on October 31, 2026. Interest income was $1,849 and $2,157 for the six months ended June 30, 2026 and 2025, respectively, which is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of June 30, 2026 and December 31, 2025, respectively:

	(In thousands)	June 30, 2026	December 31, 2025
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$294	$360
	Others	4	24
	Total	$298	$384
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 13 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of June 30, 2026, the Company had 1,090,679 time-based vesting restricted stock units (“RSUs”) unvested, and 1,566,806 performance-based restricted stock units (“PSUs”) unvested, 1,828,673 shares of common stock vested and 2,513,842 shares remaining available for future awards under the 2018 Incentive Plan.

On June 11, 2026, the Company granted an aggregate of 425,528 time-based restricted-stock awards (“RSAs”) to four participants issued from treasury stock. The RSAs have a grant date fair value of $1.88 per share, or approximately $0.8 million in the aggregate, and cliff vest on October 18, 2027, subject to the recipient’s continued service through the vesting date. Recipients hold full voting rights and nonforfeitable dividend rights with respect to the RSAs from the grant date.

Stock-based compensation expense was $0.6 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense was $0.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2026, there was $5.4 million of total unrecognized compensation cost related to all non-vested outstanding RSUs, PSUs, and RSAs outstanding under the Company’s Equity Plans, with a weighted average remaining service period of 2.12 years.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net revenue	$323,781	$314,853	$635,783	$613,281
Less:
Cost of revenue	268,733	259,721	530,209	507,190
Operating expenses:
Payroll and related labor costs	24,373	25,644	48,425	50,423
Professional fees	2,503	2,138	4,150	4,728
Depreciation	3,511	3,241	7,090	6,129
Amortization	3,949	4,021	7,891	7,890
Other segment expenses (a)	17,895	15,969	34,164	31,648
Distribution, selling and administrative expenses	52,231	51,013	101,720	100,818
Other (income) expenses:
Interest expense	2,916	2,817	5,728	5,426
Other income, net	(2,209)	(414)	(4,100)	(591)
Change in fair value of interest rate swap contracts	(729)	685	(1,572)	1,869
Income tax expense (benefit)	218	521	(179)	(411)
Less: net income (loss) attributable to noncontrolling interests	41	(706)	172	(591)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HF FOODS GROUP INC.	$2,580	$1,216	$3,805	$(429)
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

Other Commitments

As of June 30, 2026, the Company had additional vehicle leases that had not yet commenced which total $3.2 million in future minimum lease payments.

Note 16 - Subsequent Events

Acquisition of Searay Foods Inc.

On July 17, 2026, the Company, HF Acquisition Newco Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and HF Toro Canada Holdings Inc., a British Columbia company and wholly-owned subsidiary of the Company (collectively, the "Buyer Entities"), entered into a Securities Purchase Agreement (the "Purchase Agreement") with Searay Foods Inc. and Morgan Foods Inc., each a corporation formed under the laws of British Columbia (collectively, "Searay"), the sellers named therein (the "Sellers"), and a representative of the Sellers. Pursuant to the Purchase Agreement, the Buyer Entities will acquire 100% of the issued and outstanding securities of Searay.

The aggregate base purchase price is CAD$47.9 million (approximately US$35 million based on the exchange rate in effect on the date of the Purchase Agreement), payable as (i) CAD$38.4 million in cash, subject to customary post-closing adjustments, and (ii) 1,701,871 shares of the Company's common stock to be deposited into escrow at closing. The shares to be issued will be exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation S and Regulation D thereunder. In addition, the Sellers are eligible to receive contingent earnout payments based on the achievement of specified EBITDA targets over a two- to three-year period following the closing.

The closing is subject to the satisfaction or waiver of customary closing conditions, including the receipt of required regulatory approvals, and is expected to occur no later than August 31, 2026, unless the Purchase Agreement is earlier terminated or extended in accordance with its terms. In connection with the Purchase Agreement, certain key employees of Searay, including a Seller, entered into employment agreements with a subsidiary of the Company.

The transaction will expand the Company's operational footprint into Canada through the Vancouver, British Columbia market and will serve as the Company's first expansion into an international market outside of the United States.

Amendment to Real Estate Term Loan and Revolving Credit Agreement

On July 29, 2026, the Company, its wholly-owned subsidiary B&R Global Holdings, Inc., and certain other wholly-owned subsidiaries and affiliates of the Company, as borrowers, and certain material subsidiaries of the Company, as guarantors, entered into a Joinder and Amendment No. 7 (the “Seventh Amendment”) to the Third Amended and Restated Credit Agreement, dated as of March 31, 2022, as previously amended (the “Existing Credit Agreement”, and as amended by the Seventh Amendment, the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., TD Bank, N.A. and Fifth Third Bank, N.A., as lenders. In connection with the Seventh Amendment, Wells Fargo Bank, N.A. ceased to be a lender under the Amended Credit Agreement. The Seventh Amendment does not constitute a novation of the obligations under the Existing Credit Agreement, and all existing obligations thereunder continue in full force and effect as obligations under the Amended Credit Agreement.

The Seventh Amendment increased the revolving commitments under the Company’s asset-based revolving credit facility from $125.0 million to $140.0 million and refinanced and upsized the Company’s term loans, resulting in term loans with an aggregate outstanding principal balance of $125.0 million immediately following the closing. The revolving commitments mature on July 29, 2031, and the term loans mature on July 29, 2036. Additional information regarding the Seventh Amendment is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2026.

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
Transformation Plan
To position the business for long-term success, starting in 2024, we initiated a comprehensive, operational transformation plan in an effort to drive growth and cost savings. Our transformation is focused on four key areas, each of which we expect will positively impact future growth or cost savings. The components of our transformation are as follows:
•Centralized Purchasing: Now that we’ve rolled out our centralized purchasing program with seafood and poultry products and have yielded positive results with respect to margin expansion for the product categories, we are now focusing on expanding the program to other categories such as commodities.
•Fleet and Transportation: We have established a national fleet maintenance program that standardizes truck specifications across the organization. As part of this initiative, nearly 50% of our fleet is enrolled in national third-party fleet maintenance provider programs, ensuring consistent preventive maintenance, improved vehicle reliability, and reduced downtime. We have also launched a fleet replacement program for 50% of our current vehicles, implemented a national fuel savings initiative to maximize operating efficiency, and plan to outsource domestic inbound freight logistics to a third-party provider to create a more cohesive national supply chain. Collectively, these initiatives are expected to deliver significant improvements in the efficiency, reliability, and overall performance of our transportation network.
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

Financial Overview

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change
Net revenue	$323,781	$314,853	$8,928
Income from operations	$2,817	$4,119	$(1,302)
Net income	$2,621	$510	$2,111
Adjusted EBITDA	$13,569	$13,846	$(277)

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change
Net revenue	$323,781	$314,853	$8,928
Cost of revenue	268,733	259,721	9,012
Gross profit	55,048	55,132	(84)
Distribution, selling and administrative expenses	52,231	51,013	1,218
Income from operations	2,817	4,119	(1,302)
Interest expense	2,916	2,817	99
Other income, net	(2,209)	(414)	(1,795)
Change in fair value of interest rate swap contracts	(729)	685	(1,414)
Income before income taxes	2,839	1,031	1,808
Income tax expense	218	521	(303)
Net income and comprehensive income	2,621	510	2,111
Less: net income (loss) attributable to noncontrolling interests	41	(706)	747
Net income and comprehensive income attributable to HF Foods Group Inc.	$2,580	$1,216	$1,364

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	83.0%	82.5%
Gross profit	17.0%	17.5%
Distribution, selling and administrative expenses	16.1%	16.2%
Income from operations	0.9%	1.3%
Interest expense	0.9%	0.9%
Other income, net	(0.7)%	(0.1)%
Change in fair value of interest rate swap contracts	(0.2)%	0.2%
Income before income taxes	0.9%	0.3%
Income tax expense	0.1%	0.2%
Net income and comprehensive income	0.8%	0.1%
Less: net income (loss) attributable to noncontrolling interests	—%	(0.2)%
Net income and comprehensive income attributable to HF Foods Group Inc.	0.8%	0.3%

Net Revenue

Net revenue for the three months ended June 30, 2026 increased by $8.9 million, or 2.8%, compared to the same period in 2025. The increase was primarily due to volume growth and pricing improvement in Seafood followed by volume growth in Commodity, partially offset by price decreases in Meat & Poultry.

Gross Profit

Gross profit was $55.0 million for the three months ended June 30, 2026 compared to $55.1 million in the same period in 2025, a decrease of $0.1 million, or 0.2%. The gross profit decreased across most categories due to additional tariffs effective beginning in the third quarter of 2025. The decrease was partially offset by the IEEPA tariff refund received during the quarter. Gross profit margin for the three months ended June 30, 2026 of 17.0% declined compared to 17.5% in the same period in 2025.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $1.2 million, or 2.4%, to $52.2 million, for the three months ended June 30, 2026. The increase is primarily due to an increase in auto & truck expense due to higher fuel cost, insurance, and professional services expenses. The increase is partially offset by lower personnel expenses. Distribution, selling and administrative expenses as a percentage of net revenue decreased to 16.1% for the three months ended June 30, 2026 from 16.2% in the same period in 2025.

Interest Expense

Interest expense for the three months ended June 30, 2026 of $2.9 million increased slightly compared to $2.8 million for the three months ended June 30, 2025. Average floating interest rates on our floating-rate debt for the three months ended June 30, 2026 decreased by approximately 0.3% on our line of credit and 0.7% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2025. Our average daily line of credit balance increased by $12.1 million, or 22.6%, to $65.7 million for the three months ended June 30, 2026 from $53.6 million for the three months ended June 30, 2025, and our average daily JPMorgan Chase mortgage-secured term loan balance decreased by $8.2 million, or 8.3%, to $91.0 million for the three months ended June 30, 2026 from $99.2 million for the three months ended June 30, 2025.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended June 30, 2026, compared to an income tax expense of $0.5 million for the three months ended June 30, 2025. The decrease in income tax expense was primarily due to investment tax credits recognized during the period, partially offset by higher income before income taxes.

Net Income Attributable to HF Foods Group, Inc.

Net income attributable to HF Foods Group, Inc. was $2.6 million for the three months ended June 30, 2026, compared to net income of $1.2 million for the three months ended June 30, 2025. The improvement was primarily driven by recognition of $1.8 million employee retention credit including interest, the IEEPA tariff refund of $1.1 million, and a positive change in fair value of interest rate swap contracts by $1.4 million compared to 2025. These favorable variances were partially offset by $1.3 million decrease in income from operations and $0.7 million year-over-year change in net income attributable to noncontrolling interests.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change
Net income	$2,621	$510	$2,111
Interest expense, net	2,216	2,775	(559)
Income tax expense	218	521	(303)
Depreciation and amortization	7,460	7,262	198
EBITDA	12,515	11,068	1,447
Change in fair value of interest rate swap contracts	(729)	685	(1,414)
Stock-based compensation expense	587	625	(38)
Business transformation costs (1)	110	629	(519)
Other non-routine expense (2)	775	10	765
Executive transition and organizational redesign (3)	311	829	(518)
Adjusted EBITDA	$13,569	$13,846	$(277)
_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes legal and consulting expenses incurred in connection with various corporate projects and other strategic initiatives.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Results of Operations

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change
Net revenue	$635,783	$613,281	$22,502
Cost of revenue	530,209	507,190	23,019
Gross profit	105,574	106,091	(517)
Distribution, selling and administrative expenses	101,720	100,818	902
Income from operations	3,854	5,273	(1,419)
Interest expense	5,728	5,426	302
Other income, net	(4,100)	(591)	(3,509)
Change in fair value of interest rate swap contracts	(1,572)	1,869	(3,441)
Income (loss) before income taxes	3,798	(1,431)	5,229
Income tax benefit	(179)	(411)	232
Net income (loss) and comprehensive income (loss)	3,977	(1,020)	4,997
Less: net income (loss) attributable to noncontrolling interests	172	(591)	763
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	$3,805	$(429)	$4,234

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	83.4%	82.7%
Gross profit	16.6%	17.3%
Distribution, selling and administrative expenses	16.0%	16.4%
Income from operations	0.6%	0.9%
Interest expense	0.9%	0.8%
Other income, net	(0.6)%	(0.1)%
Change in fair value of interest rate swap contracts	(0.2)%	0.3%
Income (loss) before income taxes	0.5%	(0.1)%
Income tax benefit	—%	(0.1)%
Net income (loss) and comprehensive income (loss)	0.5%	—%
Less: net income (loss) attributable to noncontrolling interests	—%	(0.1)%
Net income (loss) and comprehensive income (loss) attributable to HF Foods Group Inc.	0.5%	0.1%

Net Revenue

Net revenue for the six months ended June 30, 2026 increased by $22.5 million, or 3.7%, compared to the same period in 2025. The increase was primarily attributable to volume growth and improved pricing in Seafood and Commodity, partially offset by price decrease in Meat & Poultry and volume decreases in Asian Specialty.

Gross Profit

Gross profit was $105.6 million for the six months ended June 30, 2026 compared to $106.1 million in the same period in 2025, an decrease of $0.5 million, or 0.5%. The gross profit decreased across most categories primarily due to additional tariff effective beginning the third quarter 2025. The decrease was offset by the IEEPA tariff refund received during the current quarter. Gross profit margin for the six months ended June 30, 2026 decreased slightly to 16.6% compared to 17.3% in the same period in 2025.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $101.7 million for the six months ended June 30, 2026 increased by $0.9 million, or 0.9%, in 2026 compared to $100.8 million in 2025, mainly due to increases in auto & truck expenses of $2.0 million and insurance expense of $0.4 million partially offset by a reduction in personnel expense of $0.8 million and professional expenses of $0.6 million. Distribution, selling and administrative expenses as a percentage of net revenue decreased slightly to 16.0% in 2026 compared to 16.4% in 2025.

Interest Expense

Interest expense for the six months ended June 30, 2026 increased slightly to $5.73 million, compared to $5.43 million for the six months ended June 30, 2025, an increase of $0.30 million or 5.6%. The increase was driven by an increase in our average daily line of credit balance of $10.1 million, partially offset by a decrease in our average daily JPMorgan Chase mortgage-secured term loan balance of $7.5 million combined with a slightly lower interest-rate environment. Average floating interest rates on our floating-rate debt for the six months ended June 30, 2026 decreased by approximately 0.5% on the line of credit and 0.7% on the JPMorgan Chase mortgage-secured term loan, compared to 2025. Our average daily line of credit balance was $61.3 million for the six months ended June 30, 2026, up from $51.2 million for the six months ended June 30, 2025, while our average daily JPMorgan Chase mortgage-secured term loan balance decreased to $92.3 million for the six months ended June 30, 2026 from $99.8 million for the six months ended June 30, 2025.

Income Tax Benefit

Income tax benefit was $0.2 million for the six months ended June 30, 2026, compared to an income tax benefit of $0.4 million for the six months ended June 30, 2025. The change was primarily due to higher income before income taxes and discrete tax expense items related to stock-based compensation shortfalls and the remeasurement of deferred tax assets associated with executive compensation, partially offset by investment tax credits recognized during the period.

Net Income (Loss) Attributable to HF Foods Group, Inc.

Net income attributable to HF Foods Group Inc. was $3.8 million for the six months ended June 30, 2026, compared to a net loss of $0.4 million for the six months ended June 30, 2025. The $4.2 million improvement was primarily attributable to a $1.4 million gain on the Utah building sale, recognition of employee retention credit of $1.8 million including interest, the IEEPA tariff refund of $1.1 million, and a $3.4 million favorable year-over-year change in fair value of interest rate swap. These favorable variances were partially offset by a $1.4 million decrease in operating income, a $0.2 million unfavorable change in income taxes, and a $0.8 million year-over-year change in net income attributable to noncontrolling interests.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change
Net income (loss)	$3,977	$(1,020)	$4,997
Interest expense, net	5,028	5,384	(356)
Income tax benefit	(179)	(411)	232
Depreciation and amortization	14,981	14,019	962
EBITDA	23,807	17,972	5,835
Change in fair value of interest rate swap contracts	(1,572)	1,869	(3,441)
Stock-based compensation expense	892	999	(107)
Business transformation costs (1)	503	866	(363)
Other non-routine (income) expense (2)	(443)	110	(553)
Executive transition and organizational redesign (3)	528	1,802	(1,274)
Adjusted EBITDA	$23,715	$23,618	$97
_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes legal and consulting costs related to various corporate projects and other strategic initiatives, for the six months ended June 30, 2026 it includes the gain on the sale of the Utah facility.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of approximately $18.1 million, checks issued not presented for payment of $5.6 million and access to approximately $39.7 million in additional funds through our $125.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of June 30, 2026.

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

As of June 30, 2026, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$14,031	$10,468	$3,563
Net cash used in investing activities	(16,071)	(6,592)	(9,479)
Net cash provided by (used in) financing activities	11,503	(2,693)	14,196
Net increase in cash and cash equivalents	$9,463	$1,183	$8,280

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $3.6 million primarily due to higher income, driven by an increase in other income, and favorable changes in accrued expenses. These favorable impacts were partially offset by lower non-cash expense add-backs, which reduced the adjustments added back to net income in the determination of operating cash flows.

Investing Activities

Net cash used in investing activities increased by $9.5 million primarily due to increased capital project spending including the purchases of warehouse buildings which were previously leased in the six months ended June 30, 2026, partially offset by proceeds from the sale of the Utah property (see Note 4 - Balance Sheet Components for additional information).

Financing Activities

Net cash provided by financing activities of $11.5 million during the six months ended June 30, 2026 as compared to $2.7 million net cash used in financing activities for the six months ended June 30, 2025 was primarily due to the higher overall net proceeds from line of credit activity, offset by overall lower interest rates.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the six months ended June 30, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into four interest rate swap contracts to hedge the floating rate term loans. See Note 7 - Derivative Financial Instruments to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2026, our aggregate floating rate debt’s outstanding principal balance without hedging was $79.2 million, or 44.5% of total debt, consisting primarily of our revolving line of credit (see Note 8 - Long-Term Debt to the consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 55.5% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.8 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, however, an inability to procure sufficient quantities of fuel or a significant increase in the price of fuel could have a material adverse impact on our financial performance. Average fuel prices in the second quarter of 2026 increased 50.3% in comparison to average prices in the same period in 2025. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026.

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

These material weaknesses continued to exist as of June 30, 2026.

Remediation Activities

During the second quarter of 2026, management continued executing its remediation plan under the oversight of the Audit Committee of the Board of Directors. The Company’s remediation efforts are focused on strengthening accounting-related controls, improving review precision, enhancing evidence of review, and validating the completeness and accuracy of key data used in control execution.

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

Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report other than the below item.
Our stockholder rights plan could delay or prevent a change of control that our stockholders may consider favorable and could adversely affect the market price of our common stock.

On June 11, 2026, our Board of Directors adopted a limited-duration stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The rights generally become exercisable if a person or group acquires beneficial ownership of 15% or more of our outstanding common stock in a transaction not approved by our Board, in which case holders other than the acquiring person would be entitled to purchase our common stock at a substantial discount, resulting in significant dilution to the acquiring person. The rights plan is intended to protect stockholders from unreported group formation and unsolicited takeover efforts that our Board believes do not offer adequate value, but it may also have the effect of deterring, delaying, or preventing a change of control, including an acquisition that some or all of our stockholders might consider beneficial or that would result in a premium over the market price of our common stock. The existence of the rights plan may also limit the price that investors are willing to pay for our common stock, and could discourage proxy contests or make it more difficult for stockholders to replace members of our Board or management. The rights plan is scheduled to expire on June 10, 2027, unless earlier redeemed, exchanged, or terminated, and our Board may extend, amend, or terminate the plan.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
3.5	Certificate of Designation of Rights, Preferences Privileges of Series AA Participating Preferred Stock	8-K	3.1	6/12/2026
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Preferred Stock Rights Agreement, dated as of June 12, 2026, by and between HF Foods Group Inc. and Equiniti	8-K	4.1	6/12/2026
10.1	Securities Purchase Agreement, dated as of July 17, 2026, by and among HF Foods Group inc., HF Acquisition Newco Inc., HF Toro Canada Holdings Inc., Searay Foods Inc., Morgan Foods Inc., the Sellers named therein, and Jackie Chi Fai Chan, as Sellers Representative. †+	8-K	10.1	7/23/2026
10.2	Joinder and Amendment No. 7 to Third Amended and Restated Credit Agreement, dated as of July 29, 2026, by and among HF Foods Group Inc. B&R Global Holdings Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto. †+	8-K	10.1	7/31/2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
+	Schedules and similar attachments have been omitted pursuant to Item 601(b)(5)of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Date: August 10, 2026