Form 10-Q
period 2026-09-30
HF Foods Group Inc.
filed 2026-11-09
CIK 1680873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, the registrant had 55,602,816 shares of common stock outstanding.

HF Foods Group Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2026

PART I.     FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$16,444	$8,641
Accounts receivable, net of allowances of $1,068 and $1,199	67,616	65,691
Accounts receivable - related parties	895	546
Inventories	134,864	106,629
Prepaid expenses and other current assets	11,297	9,725
Assets held for sale	—	2,768
TOTAL CURRENT ASSETS	231,116	194,000
Property and equipment, net	177,949	163,397
Operating lease right-of-use assets	26,298	26,049
Long-term investments	2,139	2,144
Customer relationships, net	137,710	126,048
Trademarks, trade names and other intangibles, net	24,453	25,440
Goodwill	13,219	—
Other long-term assets	4,518	4,451
TOTAL ASSETS	$617,402	$541,529
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks issued not presented for payment	$5,275	$1,674
Line of credit	80,021	55,799
Accounts payable	84,860	74,475
Accounts payable - related parties	510	384
Current portion of long-term debt, net	13,395	6,683
Current portion of obligations under finance leases	6,733	6,425
Current portion of obligations under operating leases	3,123	4,334
Accrued expenses and other liabilities	17,198	14,994
TOTAL CURRENT LIABILITIES	211,115	164,768
Long-term debt, net of current portion	118,130	99,436
Obligations under finance leases, non-current	22,102	25,279
Obligations under operating leases, non-current	26,744	22,990
Deferred tax liabilities	29,674	23,808
Other long-term liabilities	6,587	1,662
TOTAL LIABILITIES	414,352	337,943
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Series A Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Series AA Participating Preferred Stock, par value $0.001; 100,000 shares authorized, no shares issued and outstanding	—	—
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 55,602,816 and 55,041,255 shares issued and *53,900,945 and 53,043,832 shares outstanding as of September 30, 2026 and December 31, 2025, respectively (*excluding 129,976 newly issued common shares and 1,571,895 treasury shares held in escrow as part of the contingent consideration liability - see Note 3)	5	5
Treasury stock (included in common stock issued above), at cost; 1,571,895 shares as of September 30, 2026 and 1,997,423 shares as of December 31, 2025	(6,099)	(7,750)
Additional paid-in capital	605,957	605,838
Accumulated deficit	(396,459)	(396,042)
Accumulated other comprehensive loss	(1,376)	—
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO HF FOODS GROUP INC.	202,028	202,051
Noncontrolling interests	1,022	1,535
TOTAL SHAREHOLDERS’ EQUITY	203,050	203,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$617,402	$541,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue - third parties	$318,414	$305,758	$951,687	$916,781
Net revenue - related parties	1,161	1,220	3,671	3,478
TOTAL NET REVENUE	319,575	306,978	955,358	920,259

Cost of revenue - third parties	265,139	255,520	793,057	760,663
Cost of revenue - related parties	1,045	1,049	3,336	3,096
TOTAL COST OF REVENUE	266,184	256,569	796,393	763,759

GROSS PROFIT	53,391	50,409	158,965	156,500

Distribution, selling and administrative expenses	55,174	49,289	156,894	150,107
(LOSS) INCOME FROM OPERATIONS	(1,783)	1,120	2,071	6,393

Interest expense	3,430	2,941	9,158	8,367
Other income, net	(243)	(234)	(4,343)	(825)
Change in fair value of interest rate swap contracts	(897)	47	(2,469)	1,916
LOSS BEFORE INCOME TAXES	(4,073)	(1,634)	(275)	(3,065)

Income tax expense (benefit)	174	(760)	(5)	(1,171)
NET LOSS	(4,247)	(874)	(270)	(1,894)

Less: net income (loss) attributable to noncontrolling interests	(25)	242	147	(349)
NET LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(4,222)	$(1,116)	$(417)	$(1,545)

Other comprehensive loss:
Foreign currency translation adjustment	(1,376)	—	(1,376)	—
TOTAL COMPREHENSIVE LOSS	(5,623)	(874)	(1,646)	(1,894)
Less: comprehensive income (loss) attributable to noncontrolling interests	(25)	242	147	(349)
COMPREHENSIVE LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(5,598)	$(1,116)	$(1,793)	$(1,545)

LOSS PER COMMON SHARE - BASIC	$(0.08)	$(0.02)	$(0.01)	$(0.03)
LOSS PER COMMON SHARE - DILUTED	$(0.08)	$(0.02)	$(0.01)	$(0.03)
WEIGHTED AVERAGE SHARES - BASIC	53,900,945	53,031,801	53,321,163	52,913,907
WEIGHTED AVERAGE SHARES - DILUTED	53,900,945	53,031,801	53,321,163	52,913,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(270)	$(1,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	22,575	21,269
Gain from disposal of property and equipment	(1,373)	—
Provision (credit) for expected credit losses	25	(357)
Deferred tax benefit	(214)	(2,856)
Change in fair value of interest rate swap contracts	(2,189)	1,916
Stock-based compensation	1,747	1,618
Non-cash lease expense	4,320	3,745
Other non-cash expense (income)	470	(548)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	3,581	939
Accounts receivable - related parties	(349)	(367)
Inventories	(16,954)	(37,713)
Prepaid expenses and other current assets	(811)	5,091
Other long-term assets	145	682
Checks issued not presented for payment	3,601	(3,561)
Accounts payable	9,686	21,820
Accounts payable - related parties	126	511
Operating lease liabilities	(2,024)	(2,905)
Accrued expenses and other liabilities	2,036	(2,907)
Net cash provided by operating activities	24,128	4,483
Cash flows from investing activities:
Purchase of property and equipment	(22,335)	(10,014)
Proceeds from sale of property and equipment	4,260	152
Acquisition of business, net of cash acquired	(41,770)	—
Settlement of interest rate swap contracts	279	—
Net cash used in investing activities	(59,566)	(9,862)
Cash flows from financing activities:
Payments for tax withholding related to vested stock awards	(77)	(156)
Proceeds from line of credit	1,246,442	1,033,577
Repayment of line of credit	(1,221,952)	(1,023,791)
Proceeds from issuance of debt	43,536	3,275
Repayment of long-term debt	(17,591)	(4,776)
Payment of debt financing costs	(1,124)	(213)
Repayment of obligations under finance leases	(5,323)	(4,676)
Proceeds from at-the-market equity offering share sales	275	—
Acquisition of noncontrolling interests	(835)	—
Net cash provided by financing activities	43,351	3,240
Effect of exchange rate changes on cash	(110)	—
Net increase (decrease) in cash	7,803	(2,139)
Cash at beginning of the period	8,641	14,467
Cash at end of the period	$16,444	$12,328

Supplemental disclosure of cash flow data:
Cash paid for interest	$8,992	$8,433
Cash paid for income taxes	394	194
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$88	$16,602
Property acquired in exchange for finance leases	2,454	14,269
Contingent consideration recognized in business acquisition, including Escrow Share Consideration	6,424	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity Attributable to HF Foods Group Inc.	Non-controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,235	$(357,199)	$—	$239,291	$2,003	$241,294
Net income (loss)	—	—	—	—	—	(1,645)	—	(1,645)	115	(1,530)
Stock-based compensation	—	—	—	—	374	—	—	374	—	374
Balance at March 31, 2025	54,735,073	$5	1,997,423	$(7,750)	$604,609	$(358,844)	$—	$238,020	$2,118	$240,138
Net income (loss)	—	—	—	—	—	1,216	—	1,216	(706)	510
Issuance of common stock pursuant to equity compensation plan	316,251	—	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(39,196)	—	—	—	(156)	—	—	(156)	—	(156)
Stock-based compensation	—	—	—	—	625	—	—	625	—	625
Balance at June 30, 2025	55,012,128	$5	1,997,423	$(7,750)	$605,078	$(357,628)	$—	$239,705	$1,412	$241,117
Net income (loss)	—	—	—	—	—	(1,116)	—	(1,116)	242	(874)
Issuance of common stock pursuant to equity compensation plan	29,127	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	619	—	—	619	—	619
Balance at September 30, 2025	55,041,255	$5	1,997,423	$(7,750)	$605,697	$(358,744)	$—	$239,208	$1,654	$240,862

Balance at January 1, 2026	55,041,255	$5	1,997,423	$(7,750)	$605,838	$(396,042)	$—	$202,051	$1,535	$203,586
Net income	—	—	—	—	—	1,225	—	1,225	131	1,356
Issuance of common stock under at-the-market equity offering	155,000	—	—	—	275	—	—	275	—	275
Acquisition of Non-Controlling Interest	—	—	—	—	(175)	—	—	(175)	(660)	(835)
Stock-based compensation	—	—	—	—	305	—	—	305	—	305
Balance at March 31, 2026	55,196,255	$5	1,997,423	$(7,750)	$606,243	$(394,817)	$—	$203,681	$1,006	$204,687
Net income	—	—	—	—	—	2,580	—	2,580	41	2,621
Issuance of common stock pursuant to equity compensation plan	313,352	—	(425,528)	1,651	(1,651)	—	—	—	—	—
Shares withheld for tax withholdings on vested awards	(36,767)	—	—	—	(77)	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	587	—	—	587	—	587
Balance at June 30, 2026	55,472,840	$5	1,571,895	$(6,099)	$605,102	$(392,237)	$—	$206,771	$1,047	$207,818
Net loss	—	—	—	—	—	(4,222)	—	(4,222)	(25)	(4,247)
Stock-based compensation	—	—	—	—	855	—	—	855	—	855
Foreign currency translation adjustment	—	—	—	—	—	—	(1,376)	(1,376)	—	(1,376)
Balance at September 30, 2026(1)	55,472,840	$5	1,571,895	$(6,099)	$605,957	$(396,459)	$(1,376)	$202,028	$1,022	$203,050
_______________
(1) As of September 30, 2026, the Company had 55,472,840 shares of common stock issued and 53,900,945 shares outstanding. These amounts exclude 1,701,871 shares of common stock (the “Escrow Shares”) that the Company issued into escrow on August 31, 2026, in connection with the acquisition of Searay Foods Inc. (see Note 3). The Escrow Shares consist of 1,571,895 shares transferred from treasury and 129,976 newly issued shares. Because the sellers may forfeit Escrow Shares and the Company may be required to purchase the remaining Escrow Shares for cash, the arrangement is accounted for as a contingent consideration liability. Accordingly, the Escrow Shares are not reflected as issued or outstanding in the condensed consolidated financial statements, the 1,571,895 shares transferred from treasury remain in treasury stock at cost, and the Escrow Shares are excluded from basic earnings (loss) per share. Including the Escrow Shares, 55,602,816 shares of common stock were legally issued and outstanding as of September 30, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HF Foods Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Description of Business

Organization and General

HF Foods Group Inc., headquartered in Las Vegas, Nevada, operating through our subsidiaries (collectively “HF Foods” or the “Company”) is a marketer and distributor of fresh produce, frozen and dry food, and non-food products to Asian restaurants, as well as other foodservice customers, throughout the United States and Canada. With multiple distribution centers located throughout the United States and recently acquired operations in Canada, HF Foods supplies Asian cuisine through its relationships with growers and suppliers of food products in North America, South America and Asia. On August 31, 2026, the Company acquired Searay Foods Inc. and Morgan Foods Inc. and, in a related transaction, the U.S. inventory and customer contracts of an affiliate, Searay Foods USA Inc. (together, “Searay”), an importer and distributor of branded ethnic and specialty frozen seafood based in Richmond, British Columbia (see Note 3 - Business Combination). The Company’s business consists of one operating segment, which is also its one reportable segment: HF Foods, which offers specialty restaurant foods and supplies to its customers.

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

The unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (our “2025 Annual Report”). Except for the policies related to business combinations, contingent consideration, goodwill, foreign currency and debt modifications described below, which became significant to the Company during the quarter, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2025 Annual Report.

All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entity by the respective noncontrolling party. The condensed consolidated financial statements include the results of the Searay Acquisition (as defined below) from August 31, 2026, the date of the acquisition (the “Acquisition Date”).

Noncontrolling Interests

GAAP requires that noncontrolling interests in subsidiaries and affiliates be reported in the equity section of the Company’s condensed consolidated balance sheets. In addition, the amounts attributable to the net income (loss) of those noncontrolling interests are reported separately in the condensed consolidated statements of operations and comprehensive loss.

On March 1, 2026, the Company acquired an 18.99% ownership interest in its consolidated subsidiary, Min Food, Inc. (“Min Food”), from two investors for total consideration of approximately $0.8 million. Following the completion of this transaction, the Company’s ownership interest in Min Food increased from 60.25% to 79.24%, and the noncontrolling interest decreased from 39.75% to 20.76%. Because the Company maintained a controlling financial interest in Min Food both before and after the transaction, this acquisition was accounted for as an equity transaction in accordance with ASC 810, Consolidation. No gain or loss was recognized in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2026 and December 31, 2025, noncontrolling interest equity consisted of the following:

($ in thousands)	Ownership of noncontrolling interest at September 30, 2026	September 30, 2026	December 31, 2025
Min Food, Inc.	20.76%	$661	$1,173
Monterey Food Service, LLC	35.00%	361	362
Total		$1,022	$1,535

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, inventory reserves, impairment of long-lived assets, impairment of goodwill, the fair values of assets acquired and liabilities assumed in business combinations, and the fair values of contingent consideration and the escrow share obligation.

Business Combinations

The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method. Identifiable assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date, and the excess of the purchase consideration over the fair value of the net identifiable assets acquired is recorded as goodwill. Determining fair value requires significant estimates and assumptions, particularly for intangible assets, inventory and contingent consideration. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the provisional amounts recognized to reflect new information about facts and circumstances that existed as of the acquisition date, with a corresponding adjustment to goodwill. Acquisition-related costs are expensed as incurred.

Contingent Consideration

Contingent consideration arising from a business combination, including the Company’s obligation to purchase the Escrow Shares at a guaranteed price, is classified as a liability, recorded at its estimated fair value as of the acquisition date and remeasured to fair value at each reporting date until settled. Changes in fair value resulting from events after the acquisition date will be recognized in operating income in the condensed consolidated statements of operations and comprehensive loss.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.

Foreign Currency

The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar, and the functional currency of the Company’s other subsidiaries is the U.S. dollar. Assets and liabilities of subsidiaries with a non-U.S. dollar functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustments are recorded in other comprehensive loss and accumulated in accumulated other comprehensive loss within shareholders’ equity. Gains and losses from transactions denominated in currencies other than an entity’s functional currency are recognized in other income, net.

Debt Modifications and Extinguishments

The Company evaluates amendments to its debt arrangements under ASC 470-50, Debt—Modifications and Extinguishments, on a lender-by-lender basis. For term debt, a modification is accounted for as an extinguishment when the present value of the cash flows under the new terms differs by at least 10% from the present value of the remaining cash flows under the original terms. For revolving arrangements, the Company compares the borrowing capacity of the new and old arrangements and writes off unamortized deferred costs in proportion to any decrease in a lender’s borrowing capacity. Debt issuance costs related to term debt are presented as a reduction of the carrying amount of the debt, and costs related to the revolving credit facility are presented in other long-term assets; both are amortized to interest expense.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This new standard clarifies interim reporting guidance, develops a list of disclosures required by other Topics and intends to enhance consistency in interim reporting across entities. The standard allows for early adoption and becomes effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s interim financial statement disclosures. The Company does not currently plan to early adopt this guidance.

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

Note 3 - Business Combination

Searay Acquisition

On August 31, 2026, the Company completed the previously announced acquisition of Searay Foods Inc., a corporation formed under the laws of British Columbia (“Searay Canada”), and Morgan Foods Inc., a corporation formed under the laws of British Columbia (“Morgan Foods” and, together with Searay Canada, the “Company Group”), pursuant to the Securities Purchase Agreement, dated as of July 17, 2026 (the “Purchase Agreement”), as amended by the Amendment to Securities Purchase Agreement, dated as of August 27, 2026 (the “Purchase Agreement Amendment”), by and among the Company, HF Acquisition Newco Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Buyer”), HF Toro Canada Holdings Inc., a British Columbia limited company (“Searay Acquisition Co” and, together with the Company and the Buyer, the “Buyer Entities”), the Company Group; the sellers named therein (the “Sellers”), and Jackie Chi Fai Chan, solely in his capacity as the representative of the Sellers, pursuant to which the Buyer Entities acquired 100% of the issued and outstanding securities of the Company Group from the Sellers (the “Searay Acquisition”).

In accordance with the terms of the Purchase Agreement, the Company acquired 100% of the issued and outstanding equity interests of the Company Group from the Sellers, for an aggregate base purchase price of CAD$47,921,740 (equal to five times the baseline Adjusted EBITDA of CAD$9,556,348, plus CAD$140,000), paid as (i) CAD$38,365,392 in cash and (ii) 1,701,871 shares of the Company’s common stock were issued into escrow at closing, priced at $4.00 per share (the “Escrow Shares”). In addition, the Sellers are eligible to receive contingent earnout payments based on achievement of specified EBITDA targets over a two- to three-year period following the closing of the Searay Acquisition (the “Closing”).

In connection with the Closing, the parties entered into the Purchase Agreement Amendment, which, among other things, (i) subordinates the earnout payments to the credit facilities of the Buyer Entities, (ii) provides for simple interest at SOFR plus 2% per annum on any deferred earnout payments, (iii) waives, solely as a closing condition, the requirement to obtain certain third-party consents at or prior to the Closing, (iv) provides for uncapped indemnification by the Sellers for losses arising from the failure to obtain such consents and (v) permits the Buyer Entities to assign their rights under the Purchase Agreement to affiliates and as collateral security to lenders.

Additionally, in connection with the Closing, the Company and the other borrowers under the Third Amended and Restated Credit Agreement, dated as of March 31, 2022 (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), entered into a Consent (the “Consent”), pursuant to which the Administrative Agent and the required lenders consented to the joinder of Searay Canada, Morgan Foods and any subsidiary formed or acquired in connection with the Searay Acquisition as parties to the Credit Agreement and related loan documents within five business days following the closing of the Searay Acquisition (or such later date as agreed by the Administrative Agent), rather than immediately upon consummation of the Searay Acquisition.

In a related transaction on the date of Closing, the Company purchased the U.S. inventory of Searay Foods USA Inc., an affiliate of the Sellers, and assumed its supply agreement with a certain customer. The inventory purchase was not material to the Company’s condensed consolidated financial statements.

Searay, headquartered in Richmond, British Columbia, is an importer and distributor of branded ethnic and specialty frozen seafood serving retail, wholesale and restaurant customers in Canada and the United States. The Searay Acquisition establishes the Company’s operations in Canada and expands its specialty seafood offerings.

The Searay Acquisition was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method. The results of Searay are included in the Company’s condensed consolidated financial statements from the date of Closing.

Purchase Consideration

The following table summarizes the preliminary fair value of the purchase consideration:

(In thousands)	Amount
Cash consideration	$44,916
Fair value of Escrow Share Consideration	5,648
Fair value of contingent consideration (Growth Earnout and Customer Earnout)	776
Total purchase consideration	$51,340

The cash consideration is subject to a post-closing adjustment based on final closing cash, indebtedness, transaction expenses and net working capital. The base purchase price of CAD$47.9 million was adjusted at closing for Searay’s closing cash, indebtedness, transaction expenses and net working capital, resulting in cash paid of CAD$62.2 million. The Company paid US$45.1 million to acquire the Canadian dollars at closing; the cash consideration of US$44.9 million reflects the CAD$62.2 million translated at the Acquisition Date exchange rate, and the difference of $0.2 million was recognized as a foreign currency loss in other income, net.

At the Closing, the Company placed 1,701,871 shares of its common stock into escrow (the “Escrow Shares”), consisting of 129,976 newly issued shares and 1,571,895 shares transferred from treasury. The Escrow Shares secure the Sellers’ post-closing adjustment and indemnification obligations, and the number of shares released will be reduced if Searay’s average Adjusted EBITDA (as defined in the Purchase Agreement) for the two years following the date of Closing is less than 97% of its baseline Adjusted EBITDA of CAD$9.6 million. If the 20-day volume-weighted average price of the Company’s common stock on August 31, 2028 is below $4.00, the Company is required to purchase the Escrow Shares then remaining from the Sellers for $4.00 per share in cash. The undiscounted amount the Company could be required to pay under this price guarantee ranges from zero to approximately $6.8 million. The fair value of the Escrow Share Consideration of $5.6 million reflects both the shares and this price guarantee and was estimated using a Monte Carlo simulation based on Level 3 inputs (see Note 6 - Fair Value Measurements). Because the Company may be required to settle the Escrow Share Consideration in cash, it is classified as a liability, and the Escrow Shares are not reflected as issued or outstanding in the condensed consolidated financial statements; the 1,571,895 shares transferred from treasury remain in treasury stock at cost (see Note 10 - Shareholders’ Equity). The liability is included in other long-term liabilities in the condensed consolidated balance sheet and is remeasured to fair value at each reporting date, with changes in fair value recognized in operating income.

The Sellers are also eligible to receive two cash earnouts. The Growth Earnout pays 50% of the amount by which Searay’s Adjusted EBITDA, excluding EBITDA generated from sales to a certain customer (the “Specified Customer”), exceeds its baseline Adjusted EBITDA growth at 3% per year, for each of the two years following the date of Closing, with growth above 10% per year excluded, resulting in undiscounted payments ranging from zero to a maximum of approximately CAD$0.7 million (US$0.5 million) in total. The Customer Earnout pays an amount equal to Searay’s EBITDA from sales to the Specified Customer for each of the three years following the date of Closing, up to a maximum of CAD$2.1 million (US$1.5 million) in total, and is payable only if Searay’s average Adjusted EBITDA meets minimum levels. The earnouts and any cash payable to purchase the Escrow Shares are unsecured and subordinated to the Company’s senior credit facility. The Company recorded the acquisition-date fair value of the earnouts of $0.8 million, estimated using a Monte Carlo simulation based on Level 3 inputs (see Note 6 - Fair Value Measurements). The earnout liability is included in Other long-term liabilities and is remeasured to fair value at each reporting date, with changes in fair value recognized in operating income.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of the date of Closing:

(In thousands)	Amount
Cash	$3,299
Accounts receivable	5,691
Inventories	11,567
Prepaid expenses and other current assets	816
Property and equipment	369
Intangible assets	23,139
Goodwill	13,584
Other long-term assets	50
Total assets acquired	58,515
Accounts payable	(605)
Accrued expenses and other liabilities	(322)
Deferred tax liabilities	(6,248)
Total liabilities assumed	(7,175)
Net assets	51,340
Total purchase consideration	$51,340

The purchase price allocation is preliminary because the third-party valuations and the post-closing purchase price adjustment have not been finalized, and is based on information available as of the date of this report. The Company is still finalizing the valuation of intangible assets, inventory, property and equipment, leases, income taxes, the post-closing purchase price adjustment, the Escrow Share Consideration and the earnouts. Changes to these provisional amounts during the measurement period, which will not exceed one year from the date of Closing, may be material and will be recorded as adjustments to goodwill.

The Company recorded acquired intangible assets of $23.1 million. These intangible assets include tradenames of $2.5 million, customer relationships of $20.1 million and non-competition agreements of $0.5 million. The useful lives of the tradenames are ten years, customer relationships are ten years and non-competition agreements are three years, with a weighted average amortization period of approximately 9.8 years. The intangible assets are amortized on a straight-line basis over their estimated useful lives.

Goodwill of $13.6 million represents the excess of the purchase consideration over the fair value of the net identifiable assets acquired and is primarily attributable to Searay’s assembled workforce, the Company’s entry into the Canadian market, the expansion of its specialty seafood offerings across its existing distribution network and expected purchasing synergies, none of which qualify for recognition as a separate intangible asset. None of the goodwill is expected to be deductible for income tax purposes. The goodwill has been assigned to the Company’s single reportable segment.

Under the Purchase Agreement, the Sellers are required to reimburse the Company, dollar for dollar, for (i) acquired accounts receivable that remain uncollected 90 days after the date of Closing and (ii) acquired inventory that expires, is written off or remains unsold through August 31, 2028, in each case in exchange for the return of the related receivables or inventory to the Sellers.

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 include net revenue of $4.2 million and net income of $0.5 million attributable to Searay from the Acquisition Date.

Acquisition-Related Costs

The Company incurred acquisition-related costs of $0.4 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, which were expensed as incurred and are included in distribution, selling and administrative expenses in the condensed consolidated statements of operations.

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma information presents the combined results of the Company and Searay as if the acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net revenue	$328,401	$319,727	$988,849	$956,699
Net income (loss) attributable to HF Foods Group Inc.	$(4,067)	$(833)	$367	$(609)

The unaudited supplemental pro forma information reflects adjustments for the amortization of acquired intangible assets, depreciation of the fair value adjustment to property and equipment, interest expense on borrowings used to fund the Searay Acquisition and the related income tax effects. Acquisition related costs of $0.6 million are reflected in the pro forma results for the nine months ended September 30, 2025, as if they had been incurred on January 1, 2025, and have been excluded from the pro forma results for the three and nine months ended September 30, 2026. The unaudited supplemental pro forma information is not necessarily indicative of the results that would have been achieved had the Searay Acquisition occurred on January 1, 2025, or of future results.

Note 4 - Revenue

The following table presents the Company’s net revenue disaggregated by principal product categories:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026		2025		2026		2025
Seafood	$111,656	35%	$108,752	35%	$338,796	35%	$326,407	35%
Meat and Poultry	60,910	19%	70,072	23%	184,745	20%	207,866	23%
Asian Specialty	47,736	15%	52,826	17%	151,727	16%	170,930	18%
Commodity	56,700	17%	33,587	11%	150,051	16%	88,698	10%
Produce	28,182	9%	27,829	9%	87,184	9%	83,346	9%
Packaging and Other	14,391	5%	13,912	5%	42,855	4%	43,012	5%
Total	$319,575	100%	$306,978	100%	$955,358	100%	$920,259	100%

The Company changed its methodology of how it assigns certain food products to its Asian Specialty, Commodity and other categories in the second quarter of 2026. Prior period amounts have not been adjusted to reflect changes in the methodology for allocating certain food products to the product categories as recasting such prior period amounts was impracticable. As a result, comparability between periods may be affected.

Net revenue for the three and nine months ended September 30, 2026 includes $4.2 million from Searay for the period from August 31, 2026 through September 30, 2026, substantially all of which is included in the Seafood category.

Note 5 - Balance Sheet Components

Accounts receivable, net consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Accounts receivable	$68,684	$66,890
Less: allowance for expected credit losses	(1,068)	(1,199)
Accounts receivable, net	$67,616	$65,691

Movement of allowance for expected credit losses was as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Beginning balance	$1,199	$1,557
Provision (credit) for expected credit losses	25	(357)
Bad debt write-offs	(156)	(1)
Ending balance	$1,068	$1,199

Prepaid expenses and other current assets consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$6,063	$5,641
Advances to suppliers	1,613	1,514
Other current assets	3,621	2,570
Prepaid expenses and other current assets	$11,297	$9,725

Assets held for sale consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Buildings	$—	$2,034
Land	—	734
Assets held for sale	$—	$2,768

In 2025, the Company approved a plan to sell land and a building it owned in Utah. The Company engaged a firm to market the location for sale and solicited multiple offers on the property. On October 17, 2025, the Company executed a sale agreement for the assets and subsequently determined that the assets met the accounting requirements to be classified as held for sale as of December 31, 2025. The Company closed on the sale of the land and building on February 12, 2026. The gain of $1.4 million realized on the sale was recognized in other income, net in the condensed consolidated statements of operations and comprehensive loss in the current year.

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Automobiles (1)	$68,401	$65,202
Buildings	64,620	60,648
Building improvements (1)	41,503	41,182
Furniture and fixtures	536	489
Land	57,757	49,180
Machinery and equipment (1)	13,858	14,500
Construction in progress	7,825	2,493
Subtotal	254,500	233,694
Less: accumulated depreciation	(76,551)	(70,297)
Property and equipment, net	$177,949	$163,397
_________________
(1)    The cost and accumulated depreciation of property and equipment related to finance leases was $51.3 million and $25.9 million, respectively, at September 30, 2026 and $50.0 million and $21.1 million, respectively, at December 31, 2025. The total future minimum lease payments under all finance leases as of September 30, 2026 is $40.3 million.

Depreciation expense was $3.6 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $10.7 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Long-term investments consisted of the following:

(In thousands)	Ownership as of September 30, 2026	September 30, 2026	December 31, 2025
Asahi Food, Inc. (“Asahi”)	49.0%	$339	$344
Pt. Tamron Akuatik Produk Industri (“Tamron”)	12.0%	1,800	1,800
Total long-term investments		$2,139	$2,144

The investment in Tamron is accounted for using the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321 Investments—Equity Securities, which is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, if any. The investment in Asahi is accounted for under the equity method due to the fact that the Company has significant influence but does not exercise control over this investee. The Company determined there was no impairment for the nine months ended September 30, 2026 and 2025 for these investments.

Accrued expenses and other liabilities consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Accrued compensation	$6,418	$6,690
Accrued professional fees	1,071	300
Accrued interest and fees	1,046	862
Self-insurance liability	3,119	1,969
Advance from customers	462	549
Other	5,082	4,624
Total accrued expenses and other liabilities	$17,198	$14,994

Note 6 - Fair Value Measurements

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(In thousands)
Assets:
Interest rate swaps	$—	$823	$—	$823	$—	$241	$—	$241
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,607	$—	$1,607
Contingent consideration	$—	$—	$6,424	$6,424	$—	$—	$—	$—

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

The Company’s contingent consideration liabilities arising from the Searay Acquisition, consisting of the Growth Earnout, the Customer Earnout and the Escrow Share Consideration, are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Fair value for the Growth Earnout is estimated using a Monte Carlo simulation of Searay’s projected Adjusted EBITDA. Significant unobservable inputs for the Growth Earnout include projected Adjusted EBITDA, EBITDA volatility of 25% to 30%, share volatility of 65.9% to 68.3% and weighted average cost of capital of 12.5% to 13.0%. Fair value for the Escrow Share Consideration, the Company’s share price through August 31, 2028, discounted to present value. Significant unobservable inputs for the Escrow Share Consideration include projected Adjusted EBITDA, EBITDA volatility of 25% to 30%, share price volatility of 65.9% to 68.3% and weighted average cost of capital of 12.5% to 13.0%. Increases in projected Adjusted EBITDA would increase the fair value of the earnouts, and decreases in the Company’s share price would increase the fair value of the Escrow Share Consideration. See Note 3 - Business Combination.

The following table presents the changes in the fair value of the Level 3 contingent consideration liabilities:

(In thousands)	Earnouts	Escrow Share Consideration
Balance at December 31, 2025	$—	$—
Recognized in the Searay Acquisition	776	5,648
Change in fair value	—	—
Balance at September 30, 2026	$776	$5,648

Carrying Value and Estimated Fair Value of Outstanding Debt - The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 9 - Long-Term Debt, including the current portion, as of the dates indicated:

	Fair Value Measurements			Carrying Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2026
Fixed rate debt:
Bank of America	$—	$—	$10	$10
Other financial institutions	$—	$7,714	$—	$8,569
Variable rate debt:
JPMorgan Chase	$—	$122,946	$—	$122,946

December 31, 2025
Fixed rate debt:
Bank of America	$—	$—	$48	$51
Other financial institutions	$—	$2,474	$—	$2,784
Variable rate debt:
JPMorgan Chase	$—	$96,023	$—	$96,023
Bank of America	$—	$1,930	$—	$1,930
East West Bank	$—	$5,331	$—	$5,331

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

There were no assets carried at nonrecurring fair value at September 30, 2026. There were no assets carried at nonrecurring fair value other than goodwill as of December 31, 2025.

Note 7 - Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill:

(In thousands)	Amount
Balance at December 31, 2025	$—
Searay Acquisition	13,584
Foreign currency translation	(365)
Balance at September 30, 2026	$13,219

Intangible Assets

The components of the intangible assets are as follows:

	September 30, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreement	$4,328	$(3,892)	$436	$3,892	$(3,892)	$—
Trademarks and trade names	$46,699	$(27,202)	$19,497	$44,207	$(23,894)	$20,313
Customer relationships	204,853	(67,143)	137,710	185,266	(59,218)	126,048
Inventory Management System	5,667	(1,147)	4,520	5,667	(540)	5,127
Total	$261,547	$(99,384)	$162,163	$239,032	$(87,544)	$151,488

Amortization expense for intangible assets was $3.9 million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $11.8 million for each of the nine months ended September 30, 2026 and 2025.

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

In connection with the repayment of the related East West Bank and Bank of America mortgage term loans on July 29, 2026, the Company terminated the EWB IRS and BOA IRS contracts for a net receipt of $0.3 million, which is included in change in fair value of interest rate swap contracts.

On March 15, 2023, the Company entered into an amortizing IRS contract with JPMorgan Chase for an initial notional amount of $120.0 million, effective from March 1, 2023 and expiring in March 2028, as a means to partially hedge its existing floating rate loans exposure, which following the Seventh Amendment (see Note 9 - Long-Term Debt) relates to the term loans under the Amended Credit Agreement. Pursuant to the agreement, the Company will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on Term SOFR.

The Company evaluated the aforementioned IRS contracts currently in place and did not designate those as cash flow hedges. Hence, the fair value changes of these IRS contracts are accounted for and recognized as a change in fair value of interest rate swap contracts in the consolidated statements of operations and comprehensive loss.

As of September 30, 2026, the Company determined that the fair value of the remaining IRS contract was $0.8 million in an asset position. As of December 31, 2025, the fair values of the IRS contracts were $0.2 million in an asset position and $1.6 million in a liability position. The Company includes these in other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheets.

Note 9 - Long-Term Debt

Long-term debt at September 30, 2026 and December 31, 2025 is summarized as follows:

($ in thousands)
Bank Name	Maturity	Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
Bank of America (a)	2027	—	$10	$1,981
East West Bank (b)	August 2027 - September 2029	—	—	5,331
Regents Capital Corp. (c)	February 2030	9.12% - 9.26%	2,120	—
JPMorgan Chase (d)	July 2036	6.28%	123,611	96,196
Other financial institutions	2027 - 2032	6.00% - 7.70%	6,496	2,784
Total debt, principal amount			132,237	106,292
Less: debt issuance costs			(712)	(173)
Total debt, carrying value			131,525	106,119
Less: current portion			(13,395)	(6,683)
Long-term debt			$118,130	$99,436
_______________
(a)The Bank of America real estate term loan was repaid in full on July 29, 2026 in connection with the Seventh Amendment. The remaining balance as of September 30, 2026 relates to an equipment loan collateralized by specific equipment.
(b)The East West Bank real estate term loans were repaid in full on July 29, 2026 in connection with the Seventh Amendment.
(c)Equipment loan secured by the financed equipment assets and has a maturity date in February 2030.
(d)Real estate term loans with a principal balance of $123.6 million as of September 30, 2026 and $96.2 million as of December 31, 2025 are secured by assets held by the Company. The term loans are payable in monthly installments of $0.7 million and mature on July 29, 2036.

The terms of the various loan agreements related to long-term bank borrowings require the Company to comply with certain financial covenants, including, but not limited to, a minimum fixed charge coverage ratio of 1.10x, tested quarterly, and minimum availability under the revolving credit facility of $12.5 million. As of September 30, 2026, the Company was in compliance with its covenants.

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

On July 29, 2026, the Company entered into Amendment No. 7 (the “Seventh Amendment”) to its Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”), which increased the revolving credit facility from $125.0 million to $140.0 million and extended its maturity to July 29, 2031, and increased the real estate term loans from $90.3 million to $125.0 million and extended their maturity to July 29, 2036. The Company used the incremental term loan proceeds to repay $7.1 million of Bank of America and East West Bank mortgage debt and recognized a loss on extinguishment of debt of $0.2 million for the three and nine months ended September 30, 2026.

The Seventh Amendment amended the revolving credit facility and the real estate term loans together. For the Revolving Credit facility, the Revolving Commitments were increased to $140.0 million and reallocated among JPMorgan Chase Bank, N.A., Fifth Third Bank, N.A. and TD Bank, N.A., which joined as a lender, and Wells Fargo Bank, N.A. ceased to be a lender, with its outstanding revolving loans assigned to the continuing and new lenders. In connection with the closing, the Company repaid $26.3 million of outstanding revolving borrowings with term loan proceeds. Revolving borrowings continue to bear interest at one-month SOFR plus a spread based on daily availability. The Company accounted for the revolving credit facility amendment under ASC 470-50 by comparing the borrowing capacity of each lender before and after the amendment: $0.1 million of fees paid to revolving lenders were deferred and, together with the remaining unamortized costs of the continuing lenders, are being amortized over the extended term, and the unamortized costs attributable to Wells Fargo Bank, N.A. of $0.2 million were written off and included in the loss on extinguishment of debt. The amendments to the term loans held by continuing lenders were accounted for as modifications, the term loan funded by TD Bank, N.A. was accounted for as a new borrowing, and the repayment of the mortgage debt was accounted for as an extinguishment.

As of September 30, 2026, the Company was in compliance with its covenants. The outstanding principal balance on the line of credit as of September 30, 2026 was $80.0 million and outstanding letters of credit amounted to $10.9 million leaving access to approximately $49.1 million in additional funds through our $140.0 million line of credit, subject to a borrowing base calculation.

Note 10 - Shareholders' Equity

Common Stock

The Company had 100,000,000 shares of common stock authorized, with a par value of $0.0001 per share as of September 30, 2026 and December 31, 2025. As of September 30, 2026, 55,602,816 shares of common stock were legally issued, including 1,701,871 shares placed in escrow in connection with the Searay Acquisition (the “Escrow Shares”), which consist of 129,976 newly issued shares and 1,571,895 shares transferred from treasury. Because the Escrow Shares are accounted for as part of a contingent consideration liability (see Note 3 - Business Combination), they are not reflected as issued or outstanding in the condensed consolidated financial statements. Accordingly, 55,472,840 shares are presented as issued, which excludes the 129,976 newly issued Escrow Shares, and 53,900,945 shares are presented as outstanding, with the 1,571,895 shares transferred from treasury remaining in treasury stock at cost.

On September 25, 2025, the Company entered into an At-the-Market (ATM) Sales Agreement with D.A. Davidson & Co. and Roth Capital Partners, LLC (the “Sales Agreement”), pursuant to which the Company may sell, from time to time, at its discretion, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million, subject to the terms of the Sales Agreement. During the quarter ended September 30, 2026, the Company sold no Shares under the offering. During the nine months ended September 30, 2026 the Company sold 155,000 Shares for cash proceeds of $0.3 million under the offering. On September 17, 2026, the Company terminated the Sales Agreement and the at-the-market offering program, effective September 24, 2026. As a result, the Company suspended and terminated the prospectus supplement, dated September 25, 2025, related to the Company’s common stock issuable pursuant to the terms of the Sales

Agreement (the “ATM Prospectus”). The termination of the Sales Agreement and ATM Prospectus was effective as of September 24, 2026.

Preferred Stock

The Company had authorized 100,000 shares of Series A Participating Preferred Stock, with a par value of $0.001 per share, 100,000 shares of Series AA Participating Preferred Stock, with a par value of $0.001 per share, designated in June 2026 in connection with the Rights Agreement described below, and 1,000,000 shares of Preferred Stock, with a par value of $0.001 per share as of September 30, 2026 and December 31, 2025.

The Company had no preferred stock outstanding as of September 30, 2026 or December 31, 2025.

Stockholder Rights Plan

On June 11, 2026, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to stockholders of record as of the close of business on June 22, 2026. The Rights were issued pursuant to a Preferred Stock Rights Agreement, dated as of June 12, 2026 (the "Rights Agreement"), between the Company and Equiniti Trust Company, LLC, as rights agent. In connection with the Rights Agreement, the Board designated 100,000 shares of Series AA Participating Preferred Stock, par value $0.001 per share ("Series AA Preferred Stock"), and reserved such shares for issuance upon exercise of the Rights. No shares of Series AA Preferred Stock were issued or outstanding as of September 30, 2026.

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

The Rights carry no voting or dividend rights. Because the Rights were not exercisable as of September 30, 2026, their issuance had no effect on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Note 11 - Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260 (“ASC 260”), Earnings per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants and restricted stock) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Potential common shares related to performance-based restricted stock units, restricted stock units and restricted stock awards were excluded from the calculation of EPS for the three and nine months ended September 30, 2026 and 2025, because their effect would have been anti-dilutive. The Rights described in Note 10 - Shareholders' Equity are contingently issuable and were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2026, as the events that would cause the Rights to become exercisable had not occurred as of September 30, 2026.

On August 31, 2026, the Company issued 1,701,871 shares of common stock into escrow in connection with the Searay Acquisition (the “Escrow Shares”; see Note 3 - Business Combination). The Escrow Shares are legally issued and outstanding but are contingently returnable to the Company. Accordingly, they are excluded from the weighted-average number of common shares outstanding used to compute basic earnings per share until the conditions for their release are satisfied. The Escrow Shares are included in diluted earnings per share only if, based on conditions at the end of the reporting period, they would be released to the Sellers and the effect is dilutive, in which case the change in fair value of the related contingent consideration liability is removed from the numerator. As of September 30, 2026, the 20-day volume-weighted average price of the Company’s common stock was below $4.00, the Escrow Share Consideration would have been settled in cash, and no Escrow Shares were included in diluted loss per share.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss attributable to HF Foods Group Inc.	$(4,222)	$(1,116)	$(417)	$(1,545)
Denominator:
Weighted-average common shares outstanding	53,900,945	53,031,801	53,321,163	52,913,907
Effect of dilutive securities	—	—	—	—
Weighted-average dilutive shares outstanding	53,900,945	53,031,801	53,321,163	52,913,907
Loss per common share:
Basic	$(0.08)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.08)	$(0.02)	$(0.01)	$(0.03)

Note 12 - Income Taxes

The determination of the Company’s overall effective income tax rate requires the use of estimates. The effective income tax rate reflects the income earned and taxed in U.S. federal, state and foreign jurisdictions based on enacted tax law, permanent differences between book and tax items, tax credits and the Company’s change in relative income in each jurisdiction. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective income tax rate in the future. Following the Searay Acquisition on August 31, 2026, the Company has operations in Canada, and its income tax provision includes Canadian federal and provincial income taxes.
For the three and nine months ended September 30, 2026, the Company's effective income tax rate of (4.3)% and 1.7%, respectively, differed from the U.S. federal statutory rate of 21% primarily as a result of investment tax credits recognized in the period, partially offset by discrete tax items, permanent differences including non-deductible transaction costs, state income taxes and the higher statutory rate applicable to the Company's Canadian operations. The Company’s tax provision for the nine months ended September 30, 2026 includes a discrete tax expense of $122 thousand related to stock-based compensation shortfalls and $98 thousand related to the remeasurement of deferred tax assets associated with executive compensation. For the three and nine months ended September 30, 2025, the Company's effective income tax rate of 46.5% and 38.2%, respectively, differed from the U.S. federal statutory rate of 21% primarily as a result of permanent differences and state income taxes, partially offset by tax credits.
In connection with the Searay Acquisition, the Company recorded net deferred tax liabilities of $6.2 million, primarily related to acquired intangible assets, as part of the preliminary purchase price allocation (see Note 3). The income tax amounts included in the purchase price allocation are provisional and may be adjusted during the measurement period.

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

The related party transactions as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and 2025, are identified as follows:

Related Party Sales, Purchases, and Lease Agreements

Purchases

Below is a summary of purchases of goods and services from related parties recorded for the three and nine months ended September 30, 2026 and 2025, respectively:

			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	Nature	2026	2025	2026	2025
(a)	Asahi Food, Inc.	Trade	$26	$19	$76	$84
(b)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	Trade	1,161	1,295	3,018	3,254
(b)	Empire Trading Investment LLC	Trade	4	—	14	—
(c)	Ocean Pacific Seafood Group, Inc.	Trade	85	133	260	247
(c)	Rainfield Ranches, LP	Trade	24	16	101	59
	Total		$1,300	$1,463	$3,469	$3,644
_______________

(a)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(b)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(c)Mr. Zhou Min Ni owns an equity interest in this entity.

Sales

Below is a summary of sales to related parties recorded for the three and nine months ended September 30, 2026 and 2025, respectively:

		Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)	2026	2025	2026	2025
(a)	ABC Food Trading, LLC	$567	$624	$1,660	$1,548
(b)	Asahi Food, Inc.	160	166	601	553
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	420	402	1,377	1,242
(c)	First Choice Seafood, Inc.	—	—	—	6
(c)	Fortune One Foods, Inc.	14	28	33	118
(d)	Ocean Pacific Seafood Group, Inc.	—	—	—	11
	Total	$1,161	$1,220	$3,671	$3,478
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.
(c)Mr. Zhou Min Ni owns an equity interest in this entity indirectly through its parent company.
(d)Mr. Zhou Min Ni owns an equity interest in this entity.

Lease Agreement

The Company has a lease agreement with a related party, Asahi Food, Inc. Beginning in 2014, the Company leased a warehouse to Asahi Food, Inc. under a commercial lease agreement which was rescinded on March 1, 2020. A new commercial lease agreement was entered into, expiring September 1, 2023, with optional renewal periods. The lease term was extended by an addendum dated September 1, 2023, which extended the lease through September 1, 2025. A second addendum, executed effective September 1, 2025, was enacted during the third quarter of 2025 which extends the expiration of the lease by one year to September 1, 2026. A third addendum extended the lease by one additional year to September 1, 2027. Rental income was $0.1 million for each of the nine months ended September 30, 2026 and 2025, respectively, which is included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

In connection with the Searay Acquisition, we entered into a lease of a facility located at 6511 Graybar Road, Richmond, British Columbia with JP Searay Holdings Ltd., an entity controlled by Jackie Chi Fai Chan and Chi Kin Philip Chan, who are Sellers and, following the acquisition, employees of the Company. The lease commenced on August 31, 2026, has a term of eight years and may be terminated by Searay at the end of the fifth year. The operating lease right-of-use asset and lease liability recognized for this lease were $4.6 million as of the Acquisition Date. Lease expense under this lease was $0.1 million for the period from August 31, 2026 through September 30, 2026.

Related Party Balances

Accounts Receivable - Related Parties, Net

Below is a summary of accounts receivable with related parties recorded as of September 30, 2026 and December 31, 2025, respectively:

	(In thousands)	September 30, 2026	December 31, 2025
(a)	ABC Food Trading, LLC	$341	$115
(b)	Asahi Food, Inc.	270	177
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	284	254
	Total	$895	$546
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.
(b)The Company, through its subsidiary Mountain Food, LLC, owns an equity interest in this entity.

All accounts receivable from these related parties are current and considered fully collectible. No allowance is deemed necessary as of September 30, 2026 and December 31, 2025.

Line of Credit Note - Related Parties

The Company issued a $51,000 line of credit note to Asahi Food, Inc. on November 1, 2024, which is outstanding at September 30, 2026 and included in other current assets in the consolidated balance sheet. Interest shall accrue at a rate of 7.25% per annum with monthly payments of interest only due beginning December 1, 2024 and continuing through the first day of each calendar month until the maturity date. The note was extended for an additional twelve months during the fourth quarter of 2025 to October 2026, and effective October 31, 2026, the Company and Asahi Food Inc. amended the note to further extend the maturity date by six months to April 30, 2027. Interest income was $2,773 and $3,081 for the nine months ended September 30, 2026 and 2025, respectively, which is included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

Accounts Payable - Related Parties

All the accounts payable to related parties are payable upon demand without interest. Below is a summary of accounts payable with related parties recorded as of September 30, 2026 and December 31, 2025, respectively:

	(In thousands)	September 30, 2026	December 31, 2025
(a)	Conexus Food Solutions LLC (formerly known as Best Food Services, LLC)	$444	$360
	Others	66	24
	Total	$510	$384
_______________
(a)An equity interest is held by three Irrevocable Trusts for the benefit of Mr. Zhang’s children.

Note 14 - Stock-Based Compensation

In 2021, the Company began issuing awards under the HF Foods Group Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Incentive Plan”), which reserves up to 3,000,000 shares of the Company’s common stock for issuance of awards to employees and non-employee directors. On June 3, 2024, the Company’s shareholders approved an amendment to the 2018 Incentive Plan which increased the number of shares of the Company’s common stock available for issuance under the 2018 Incentive Plan to 7,000,000, an increase of 4,000,000 shares. As of September 30, 2026, the Company had 1,120,799 time-based vesting restricted stock units (“RSUs”) unvested, and 1,566,806 performance-based restricted stock units (“PSUs”) unvested, 1,790,745 shares of common stock vested and 2,521,650 shares remaining available for future awards under the 2018 Incentive Plan.

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

Stock-based compensation expense was $0.9 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense was $1.7 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense was included in distribution, selling and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2026, there was $4.5 million of total unrecognized compensation cost related to all non-vested outstanding RSUs, PSUs, and RSAs outstanding under the Company’s 2018 Incentive Plan, with a weighted average remaining service period of 1.88 years.

Note 15 - Segment Information

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company operates in the United States and, following the Searay Acquisition on August 31, 2026, Canada, and derives revenues by providing sales of food and non-food products to customers. The segment’s customer base consists primarily of Asian restaurants located throughout the United States, as well as retail, wholesale and restaurant customers in Canada and the United States. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis, including the results of Searay. The CODM uses consolidated net income (loss) to assess financial performance and allocate resources. The Company’s measure of segment assets is total assets, as reported on the consolidated balance sheets.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net revenue	$319,575	$306,978	$955,358	$920,259
Less:
Cost of revenue	266,184	256,569	796,393	763,759
Operating expenses:
Payroll and related labor costs	24,391	23,625	72,816	74,047
Professional fees	4,379	1,209	8,530	5,937
Depreciation	3,645	3,249	10,735	9,378
Amortization	3,949	4,001	11,840	11,891
Other segment expenses (a)	18,810	17,205	52,973	48,854
Distribution, selling and administrative expenses	55,174	49,289	156,894	150,107
Other (income) expenses:
Interest expense	3,430	2,941	9,158	8,367
Other income, net	(243)	(234)	(4,343)	(825)
Change in fair value of interest rate swap contracts	(897)	47	(2,469)	1,916
Income tax expense (benefit)	174	(760)	(5)	(1,171)
Less: net income (loss) attributable to noncontrolling interests	(25)	242	147	(349)
NET LOSS ATTRIBUTABLE TO HF FOODS GROUP INC.	$(4,222)	$(1,116)	$(417)	$(1,545)
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

Other Commitments

As of September 30, 2026, the Company had additional vehicle leases that had not yet commenced which total $2.9 million in future minimum lease payments.

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

Overview
We market and distribute Asian specialty food products, seafood, fresh produce, frozen and dry food, and non-food products primarily to Asian restaurants and other foodservice customers throughout the United States and Canada. HF Foods was formed through a merger between two complementary market leaders, HF Foods Group Inc. and B&R Global. In 2022, HF Foods acquired two frozen seafood suppliers, expanding its distribution network in Illinois, Texas and along the eastern seaboard, from Massachusetts to Florida, as well as Pennsylvania, West Virginia, Ohio, Kentucky, and Tennessee. In August 2026, HF Foods acquired Searay, an importer and distributor of frozen seafood based in Richmond, British Columbia, marking our first expansion into Canada.

We aim to supply the increasing demand for Asian American restaurant cuisine, leveraging our nationwide network of distribution centers and our strong relations with growers and suppliers of fresh, high-quality specialty restaurant food products and supplies primarily in North America, South America and Asia. Capitalizing on our deep understanding of the Asian culture, we have become a trusted partner serving Asian restaurants and other foodservice customers throughout the United States and Canada. We are dedicated to serving the vast array of Asian restaurants in need of high-quality and specialized food ingredients at competitive prices.
Recent Developments
Searay Acquisition

On August 31, 2026, we completed the Searay Acquisition, an importer and distributor of branded ethnic and specialty frozen seafood based in Richmond, British Columbia, for preliminary purchase consideration of $51.3 million, consisting of cash of $44.9 million, 1,701,871 shares of our common stock placed in escrow that are subject to forfeiture and a $4.00 per share price guarantee (the “Escrow Share Consideration”), and contingent earnout payments. The Escrow Share Consideration and earnouts are accounted for as contingent consideration liabilities recorded at fair value. The acquisition represents our first expansion outside of the United States. The results of Searay are included in our results from the acquisition date. See Note 3 - Business Combination and our Current Report on Form 8-K filed with the SEC September 3, 2026.

Seventh Amendment to Credit Agreement

On July 29, 2026, we entered into the Seventh Amendment to our credit agreement, which increased our revolving credit facility to $140.0 million and our real estate term loans to $125.0 million and extended their maturities to July 2031 and July 2036, respectively. See Note 9 - Long-Term Debt and our Current Report on Form 8-K filed with the SEC July 31, 2026.

Termination of At-the-Market Offering Program

On September 17, 2026, we terminated our at-the-market equity offering program. See Note 10 - Shareholders’ Equity. See also our Current Report on Form 8-K filed with the SEC September 18, 2026.

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
Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	2026	2025	Change
Net revenue	$319,575	$306,978	$12,597	$955,358	$920,259	$35,099
Income (loss) from operations	(1,783)	1,120	(2,903)	2,071	6,393	(4,322)
Net loss	(4,247)	(874)	(3,373)	(270)	(1,894)	1,624
Adjusted EBITDA	$11,008	$11,748	$(740)	$34,723	$35,366	$(643)

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change
Net revenue	$319,575	$306,978	$12,597
Cost of revenue	266,184	256,569	9,615
Gross profit	53,391	50,409	2,982
Distribution, selling and administrative expenses	55,174	49,289	5,885
Income (loss) from operations	(1,783)	1,120	(2,903)
Interest expense	3,430	2,941	489
Other income, net	(243)	(234)	(9)
Change in fair value of interest rate swap contracts	(897)	47	(944)
Loss before income taxes	(4,073)	(1,634)	(2,439)
Income tax expense (benefit)	174	(760)	934
Net loss	(4,247)	(874)	(3,373)
Less: net income (loss) attributable to noncontrolling interests	(25)	242	(267)
Net loss attributable to HF Foods Group Inc.	$(4,222)	$(1,116)	$(3,106)

The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	83.3%	83.6%
Gross profit	16.7%	16.4%
Distribution, selling and administrative expenses	17.3%	16.1%
Income (loss) from operations	(0.6)%	0.3%
Interest expense	1.1%	1.0%
Other income, net	(0.1)%	(0.1)%
Change in fair value of interest rate swap contracts	(0.3)%	—%
Loss before income taxes	(1.3)%	(0.6)%
Income tax expense (benefit)	0.1%	(0.2)%
Net loss	(1.4)%	(0.4)%
Less: net income (loss) attributable to noncontrolling interests	—%	0.1%
Net loss attributable to HF Foods Group Inc.	(1.4)%	(0.5)%

Net Revenue

Net revenue for the three months ended September 30, 2026 increased by $12.6 million, or 4.1%, compared to the same period in 2025. The increase was primarily attributable to volume growth in Seafood and pricing improvement in Produce and Commodity, partially offset by price decreases in Meat & Poultry. Net revenue for the three months ended September 30, 2026 includes $4.2 million from Searay, which was acquired on August 31, 2026.

Gross Profit

Gross profit was $53.4 million for the three months ended September 30, 2026 compared to $50.4 million in the same period in 2025, an increase of $3.0 million, or 5.9%. The increase was primarily driven by volume growth in Seafood, incremental margin gained from Searay and IEEPA tariff refunds received during the quarter. Gross profit margin for the three months ended September 30, 2026 of 16.7% increased compared to 16.4% in the same period in 2025.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses increased by $5.9 million, or 11.9%, to $55.2 million, for the three months ended September 30, 2026. The increase is primarily driven by professional services related to the non-recurring events including amendment and increase of our revolving credit facility, the refinancing of our property portfolio, acquisition of Searay Foods and other legal activities and an increase in auto & truck expenses reflecting elevated fuel costs and truck lease expense, partially offset by a decrease of repair & maintenance costs due to the investments into upgrading our fleet. Distribution, selling and administrative expenses as a percentage of net revenue increased to 17.3% for the three months ended September 30, 2026 from 16.1% in the same period in 2025.

Interest Expense

Interest expense for the three months ended September 30, 2026 of $3.4 million increased compared to $2.9 million for the three months ended September 30, 2025, primarily due to the higher term loan balance following the Seventh Amendment on July 29, 2026, partially offset by the repayment of the Bank of America and East West Bank mortgage debt. Average floating interest rates on our floating-rate debt for the three months ended September 30, 2026 decreased by approximately 0.4% on our line of credit and 0.2% on the JPMorgan Chase mortgage-secured term loan, compared to the same period in 2025. Our average daily line of credit balance decreased by $0.1 million, or 0.2%, to $61.4 million for the three months ended September 30, 2026 from $61.5 million for the three months ended September 30, 2025, and our average daily JPMorgan Chase mortgage-secured term loan balance increased by $16.1 million, or 16.4%, to $114.0 million for the three months ended September 30, 2026 from $97.9 million for the three months ended September 30, 2025.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended September 30, 2026, compared to an income tax benefit of $0.8 million for the three months ended September 30, 2025, despite a larger loss before income taxes in the current period. Under the Company’s estimated annual effective tax rate methodology, income tax for an interim quarter reflects the change in year-to-date income tax. The third quarter reflects a reduction in the cumulative year-to-date tax benefit, primarily related to investment tax credits, as a result of the change in year-to-date and projected annual results. The quarter also includes income taxes on the Company’s Canadian operations following the Searay Acquisition and the effect of non-deductible transaction costs related to the acquisition.

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $4.2 million for the three months ended September 30, 2026, compared to a net loss of $1.1 million for the three months ended September 30, 2025. The increase in net loss was primarily driven by a $2.9 million decrease in income from operations, reflecting gross profit growth of $3.0 million offset by the $5.9 million increase in distribution, selling and administrative expenses. Other expense (income) reduced by $0.5 million driven by a positive change in fair value of interest rate swap contracts of $0.9 million partially offset by higher interest expense. Income tax benefit reduced by $0.9 million compared to same period last year.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change
Net loss	$(4,247)	$(874)	$(3,373)
Interest expense, net	3,375	2,947	428
Income tax expense (benefit)	174	(760)	934
Depreciation and amortization	7,594	7,250	344
EBITDA	6,896	8,563	(1,667)
Change in fair value of interest rate swap contracts	(897)	47	(944)
Stock-based compensation expense	855	619	236
Business transformation costs (1)	454	1,592	(1,138)
Other non-routine expense (2)	3,656	339	3,317
Executive transition and organizational redesign (3)	44	588	(544)
Adjusted EBITDA (4)	$11,008	$11,748	$(740)
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
(4) The acquisition of Searay contributed approximately $0.6 million of Adjusted EBITDA reflecting one month of contribution for the quarter following the completion of the acquisition on August 31, 2026.

Results of Operations

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2026 and 2025. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change
Net revenue	$955,358	$920,259	$35,099
Cost of revenue	796,393	763,759	32,634
Gross profit	158,965	156,500	2,465
Distribution, selling and administrative expenses	156,894	150,107	6,787
Income from operations	2,071	6,393	(4,322)
Interest expense	9,158	8,367	791
Other income, net	(4,343)	(825)	(3,518)
Change in fair value of interest rate swap contracts	(2,469)	1,916	(4,385)
Loss before income taxes	(275)	(3,065)	2,790
Income tax benefit	(5)	(1,171)	1,166
Net loss	(270)	(1,894)	1,624
Less: net income (loss) attributable to noncontrolling interests	147	(349)	496
Net loss attributable to HF Foods Group Inc.	$(417)	$(1,545)	$1,128
The following table sets forth the components of our consolidated results of operations expressed as a percentage of net revenue for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net revenue	100.0%	100.0%
Cost of revenue	83.4%	83.0%
Gross profit	16.6%	17.0%
Distribution, selling and administrative expenses	16.4%	16.3%
Income from operations	0.2%	0.7%
Interest expense	1.0%	0.9%
Other income, net	(0.5)%	(0.1)%
Change in fair value of interest rate swap contracts	(0.3)%	0.2%
Loss before income taxes	—%	(0.3)%
Income tax benefit	—%	(0.1)%
Net loss	—%	(0.2)%
Less: net income (loss) attributable to noncontrolling interests	—%	—%
Net loss attributable to HF Foods Group Inc.	—%	(0.2)%

Net Revenue

Net revenue for the nine months ended September 30, 2026 increased by $35.1 million, or 3.8%, compared to the same period in 2025. The increase was primarily due to volume growth and pricing improvement in Seafood and pricing improvement in Commodity and Produce, partially offset by price decreases in Meat & Poultry. Net revenue for the nine months ended September 30, 2026 includes $4.2 million from Searay, which was acquired on August 31, 2026.

Gross Profit

Gross profit was $159.0 million for the nine months ended September 30, 2026 compared to $156.5 million in the same period in 2025, an increase of $2.5 million, or 1.6%. The increase included IEEPA tariff refunds received during the period and incremental margin gained from newly acquired Searay. Gross profit margin for the nine months ended September 30, 2026 decreased slightly to 16.6% compared to 17.0% in the same period in 2025.

Distribution, Selling and Administrative Expenses

Distribution, selling and administrative expenses of $156.9 million for the nine months ended September 30, 2026 increased by $6.8 million, or 4.5%, in 2026 compared to $150.1 million in 2025, mainly due to increases in auto & truck expense reflecting elevated fuel costs partially offset by repair & maintenance savings from investments in upgrading our fleet, non-recurring professional services related to the renewal and upsizing of our revolver facility, refinancing of our property portfolio and the acquisition of Searay Foods, and depreciation expenses. Distribution, selling and administrative expenses as a percentage of net revenue increased slightly to 16.4% in 2026 compared to 16.3% in 2025.

Interest Expense

Interest expense for the nine months ended September 30, 2026 increased to $9.2 million, compared to $8.4 million for the nine months ended September 30, 2025, an increase of $0.8 million or 9.5%. The increase was driven by an increase in our average daily line of credit balance of $6.7 million and an increase in our average daily JPMorgan Chase mortgage-secured term loan balance of $0.6 million reflecting the higher term loan balance following the Seventh Amendment on July 29, 2026, partially offset by the repayment of the Bank of America and East West Bank mortgage debt and a slightly lower interest-rate environment. Average floating interest rates on our floating-rate debt for the nine months ended September 30, 2026 decreased by approximately 0.4% on the line of credit and 0.5% on the JPMorgan Chase mortgage-secured term loan, compared to 2025. Our average daily line of credit balance was $61.3 million for the nine months ended September 30, 2026, up from $54.6 million for the nine months ended September 30, 2025, while our average daily JPMorgan Chase mortgage-secured term loan balance increased to $99.7 million for the nine months ended September 30, 2026 from $99.1 million for the nine months ended September 30, 2025.

Income Tax Benefit

Income tax benefit was $0.01 million for the nine months ended September 30, 2026, compared to an income tax benefit of $1.2 million for the nine months ended September 30, 2025. The decrease in the income tax benefit was primarily due to a lower loss before income taxes, permanent items, discrete tax expense related to stock-based compensation shortfalls and the remeasurement of deferred tax assets associated with executive compensation, income taxes on the Company’s Canadian operations and non-deductible transaction costs, partially offset by investment tax credits recognized during the period

Net Loss Attributable to HF Foods Group Inc.

Net loss attributable to HF Foods Group Inc. was $0.4 million for the nine months ended September 30, 2026, compared to a net loss of $1.5 million for the nine months ended September 30, 2025. The $1.1 million improvement was primarily attributable to a $1.4 million gain on the Utah building sale, recognition of employee retention credit of $1.8 million including interest, and a $4.4 million favorable year-over-year change in fair value of interest rate swap. These favorable variances were partially offset by a $4.3 million decrease in operating income, a $1.2 million unfavorable change in income taxes, and a $0.5 million year-over-year change in net income attributable to noncontrolling interests.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable GAAP measure:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change
Net loss	$(270)	$(1,894)	$1,624
Interest expense, net	8,403	8,331	72
Income tax benefit	(5)	(1,171)	1,166
Depreciation and amortization	22,575	21,269	1,306
EBITDA	30,703	26,535	4,168
Change in fair value of interest rate swap contracts	(2,469)	1,916	(4,385)
Stock-based compensation expense	1,747	1,618	129
Business transformation costs (1)	957	2,458	(1,501)
Other non-routine (income) expense (2)	3,213	449	2,764
Executive transition and organizational redesign (3)	572	2,390	(1,818)
Adjusted EBITDA (4)	$34,723	$35,366	$(643)

_________________
(1)    Represents costs associated with the launch and continued implementation of strategic projects including supply chain management improvements and technology infrastructure initiatives.
(2)    Includes legal and consulting costs related to various corporate projects and other strategic initiatives. For the nine months ended September 30, 2026 it includes the gain on the sale of the Utah facility.
(3)    Includes severance and related expenses for the Company’s transition of executive officers and organizational redesign.
(4) The acquisition of Searay contributed approximately $0.6 million of Adjusted EBITDA reflecting one month of contribution for the quarter following the completion of the acquisition on August 31, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of approximately $16.4 million, checks issued not presented for payment of $5.3 million and access to approximately $49.1 million in additional funds through our $140.0 million line of credit, subject to a borrowing base calculation. We have funded working capital and other capital requirements primarily by cash flow from operations and bank loans. Cash is required to pay purchase costs for inventory, salaries, fuel and trucking expenses, selling expenses, rental expenses, income taxes, other operating expenses and to service debts.

We believe that our cash flow generated from operations is sufficient to meet our normal working capital needs for at least the next twelve months. However, our ability to repay our current obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, the trends in the foodservice distribution industry to determine the expected collectability of accounts receivable and the realization of inventories as of September 30, 2026.

We are party to an amortizing interest rate swap contract with JPMorgan Chase for an initial notional amount of $120.0 million, expiring in March 2028, as a means to partially hedge our existing floating rate loans exposure. Pursuant to the agreement, we will pay the swap counterparty a fixed rate of 4.11% in exchange for floating payments based on CME Term SOFR.

In July 2026, we settled our EWB IRS and BOA IRS contracts, which were asset positions, and received $0.3 million. In connection with the Searay Acquisition, we may be required to make earnout payments of up to approximately $2.0 million over the three years following the acquisition date and, if the volume-weighted average price of our common stock is less than $4.00 per share for the 20 trading days ending August 31, 2028, to purchase the Escrow Shares remaining after any forfeitures for cash of up to $6.8 million. The earnout payments are subordinated to our obligations under the credit agreement. See Note 3 - Business Combination and Note 8 - Derivative Financial Instruments.

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

As of September 30, 2026, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial position, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table summarizes cash flow data for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$24,128	$4,483	$19,645
Net cash used in investing activities	(59,566)	(9,862)	(49,704)
Net cash provided by financing activities	43,351	3,240	40,111
Effect of exchange rate changes on cash	(110)	—	(110)
Net increase (decrease) in cash and cash equivalents	$7,803	$(2,139)	$9,942

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and others, and includes the effect of working capital changes. Net cash provided by operating activities increased by $19.6 million primarily driven by better inventory management, reflected in a smaller increase in inventories, and favorable changes in checks issued not presented for payment and accrued expenses, partially offset by a smaller increase in accounts payable.

Investing Activities

Net cash used in investing activities increased in the nine months ended September 30, 2026 by $49.7 million primarily due to the Searay Acquisition for $41.8 million net of cash acquired, and increased capital project spending of $22.3 million, including the purchases of warehouse buildings which were previously leased. These expenditures were partially offset by proceeds from the sale of the Utah property (see Note 5 - Balance Sheet Components for additional information).

Financing Activities

Net cash provided by financing activities of $43.4 million during the nine months ended September 30, 2026 as compared to $3.2 million net cash provided by financing activities for the nine months ended September 30, 2025 was a result of the refinancing under the Seventh Amendment, including $43.5 million of proceeds from the issuance of debt, primarily term loan borrowings, and $24.5 million of net borrowings under the line of credit, partially offset by $17.6 million of repayments of long-term debt, including the repayment of the Bank of America and East West Bank mortgage debt, $5.3 million of finance lease payments and $1.1 million of debt issuance costs.

Critical Accounting Policies and Estimates

We have prepared the financial information in this Quarterly Report in accordance with GAAP. Preparing our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during these reporting periods. We base our estimates and judgments on historical experience and other factors we believe are reasonable under the circumstances. These assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than the accounting for the Searay Acquisition, including the estimates of the fair values of acquired intangible assets and contingent consideration (see Note 3 - Business Combination and Note 6 - Fair Value Measurements), which we consider a critical accounting estimate, there have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue, or expenses during the nine months ended September 30, 2026.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our debt exposes us to risk of fluctuations in interest rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we are party to an interest rate swap contract to partially hedge our floating rate term loans. See Note 8 - Derivative Financial Instruments to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2026, our aggregate floating rate debt’s outstanding principal balance without hedging was $80.0 million, or 37.7% of total debt, consisting primarily of our revolving line of credit (see Note 9 - Long-Term Debt to the consolidated financial statements in this Quarterly Report on Form 10-Q). Our floating rate debt interest is based on the floating 1-month SOFR plus a predetermined credit adjustment rate plus the bank spread. The remaining 62.3% of our debt is on a fixed rate or a floating rate with hedging. In a hypothetical scenario, a 1% change in the applicable rate would cause the interest expense on our floating rate debt to change by approximately $0.8 million per year.

Fuel Price Risk

We are also exposed to risks relating to fluctuations in the price and availability of diesel fuel. We require significant quantities of diesel fuel for our vehicle fleet, and the inbound delivery of the products we sell is also dependent upon shipment by diesel-fueled vehicles. Additionally, elevated fuel costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home purchases. We currently are able to obtain adequate supplies of diesel fuel, however, an inability to procure sufficient quantities of fuel or a significant increase in the price of fuel could have a material adverse impact on our financial performance. Average fuel prices in the third quarter of 2026 increased 48.0% in comparison to average prices in the same period in 2025. However, it is impossible to predict the future availability or price of diesel fuel. The price and supply of diesel fuel fluctuates based on external factors not within our control, including geopolitical developments, supply and demand for oil and gas, regional production patterns, weather conditions and environmental concerns. Increases in the cost of diesel fuel could increase our cost of goods sold and operating costs to deliver products to our customers.

We do not actively hedge the price fluctuation of diesel fuel in general. Instead, we seek to minimize fuel cost risk through delivery route optimization and fleet utilization improvement.

Foreign Currency Exchange Rate Risk

Following the Searay Acquisition, a portion of our operations is conducted in Canada, and the functional currency of our Canadian subsidiaries is the Canadian dollar. As a result, our results of operations, financial position and cash flows are exposed to fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026.

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

These material weaknesses continued to exist as of September 30, 2026.

Remediation Activities

During the third quarter of 2026, management continued executing its remediation plan under the oversight of the Audit Committee of the Board of Directors. The Company’s remediation efforts are focused on strengthening accounting-related controls, improving review precision, enhancing evidence of review, and validating the completeness and accuracy of key data used in control execution.

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

Changes in Internal Controls Over Financial Reporting

On August 31, 2026, we acquired Searay. We are in the process of integrating Searay into our internal control over financial reporting, and, as permitted by SEC staff guidance, we expect to exclude Searay from management’s assessment of internal control over financial reporting as of December 31, 2026. Other than the ongoing remediation activities described above and the integration of Searay, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to our outstanding legal matters, we believe that the amount or estimable range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. For information relating to legal proceedings, see Note 16 - Commitments and Contingencies to our condensed consolidated financial statements.

ITEM 1A.     Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report other than the below item.
We may not realize the anticipated benefits of the Searay Acquisition, our first international expansion, which also exposes us to risks associated with international operations.
On August 31, 2026, we completed the acquisition of Searay Foods Inc. and Morgan Foods Inc., a Canadian importer and distributor of frozen seafood, for a base purchase price of CAD$47.9 million, paid in cash and shares of our common stock, plus contingent earnout payments based on achievement of specified EBITDA targets over a two- to three-year period following the closing of the Searay Acquisition. If we are unable to integrate the Searay Acquisition successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our earnings may be materially adversely affected. Changes in the fair value of the contingent consideration payable to the sellers could be material to our results of operations.

The products we distribute in Canada are subject to regulation by Health Canada and the Canadian Food Inspection Agency. Further, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations and could materially adversely affect our financial condition and results of operations. Additionally, adverse economic conditions in Canada could materially impact our financial condition and results of operations. We are also subject to Canadian tax laws and to trade measures between the U.S. and Canada, including the tariffs and counter-tariffs imposed by both countries in 2026, any of which could adversely affect our business, financial condition and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On August 31, 2026, we acquired 100% of the issued and outstanding equity interests of Searay Foods Inc. and Morgan Foods Inc., each a corporation formed under the laws of British Columbia. The purchase price of this acquisition was paid in cash and through the issuance of 1,701,871 shares of the Company's common stock into escrow (the "Escrow Shares"). The Escrow Shares issued in connection with the Searay Acquisition were not registered under the Securities Act of 1933, in reliance on Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering, and/or Regulation S thereunder, as an offshore transaction with non-U.S. persons. See Note 3 – Business Combination to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

ITEM 3.    Defaults Upon Senior Securities.
None.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2026, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this report as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1.2	11/5/2019
3.2	Amended and Restated Bylaws	8-K	3.02	11/4/2022
3.3	First Amendment to Amended and Restated Bylaws, dated April 25, 2023	8-K	3.1	4/26/2023
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	3.1	4/12/2023
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series AA Participating Preferred Stock	8-K	3.1	6/12/2026
4.1	Specimen Common Stock Certificate	S-1/A	4.2	7/28/2017
4.2	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC	S-1/A	4.5	7/28/2017
4.3	Preferred Stock Rights Agreement, dated as of June 12, 2026, by and between HF Foods Group Inc. and Equiniti	8-K	4.1	6/12/2026
10.1	Securities Purchase Agreement, dated as of July 17, 2026, by and among HF Foods Group inc., HF Acquisition Newco Inc., HF Toro Canada Holdings Inc., Searay Foods Inc., Morgan Foods Inc., the Sellers named therein, and Jackie Chi Fai Chan, as Sellers Representative. †+	8-K	10.1	7/23/2026
10.2	Joinder and Amendment No. 7 to Third Amended and Restated Credit Agreement, dated as of July 29, 2026, by and among HF Foods Group Inc. B&R Global Holdings Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain lender parties thereto. †+	8-K	10.1	7/31/2026
10.3	Amendment to Securities Purchase Agreement, dated as of August 27, 2026, by and among HF Foods Group Inc., HF Acquisition Newco Inc., HF Toro Canada Holdings Inc., Searay Foods Inc., Morgan Foods Inc., the Sellers named therein, and Jackie Chi Fai Chan, as Sellers Representative †	8-K	10.2	9/3/2026
10.4	Consent Under Third Amended And Restated Credit Agreement, dated as of August 31, 2026, by and among HF Foods Group Inc. B&R Global Holdings, Inc., subsidiaries of the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lender parties thereto.	8-K	10.3	9/3/2026
10.5	Amended and Restated Employment Agreement between HF Foods Group Inc. and Xi Lin, effective as of September 28, 2026.#	8-K	10.1	10/2/2026
10.6	Employment Agreement between HF Foods Group Inc. and Paul McGarry, effective as of September 28, 2026.#	8-K	10.2	10/2/2026
10.7	Employment Agreement between HF Foods Group Inc. and Christine Chang, effective as of September 28, 2026.#	8-K	10.3	10/2/2026
10.8	Amended and Restated HF Foods Group Inc. Severance Plan, dated September 28, 2026.#	8-K	10.4	10/2/2026
10.9	Form of 2018 Omnibus Equity Incentive Plan Restricted Stock Unit Amended and Restated Awards Agreement.#	8-K	10.5	10/2/2026
10.10	Form of 2018 Omnibus Equity Incentive Plan Performance Share Unit Amended and Restated Awards Agreement.#	8-K	10.6	10/2/2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because they are both (i) not material to investors and (ii) the type of information that the Company customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
+	Schedules and similar attachments have been omitted pursuant to Item 601(b)(5)of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
#	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

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

Date: November 9, 2026